Form 10-Q
period 2013-06-30
RCS Capital Corp
filed 2013-08-02
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-186819
RCS Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-3894716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
405 Park Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)
(866) 904-2988
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's Class A and Class B common stock, each $0.001 par value, outstanding as of August 1, 2013 was 26,500,000.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Cash	$73,966	$12,683
Investment securities	10,061	—
Receivables:
Commission and dealer manager fees
Due from affiliates	1,504	1,176
Due from non-affiliates	589	179
Reimbursable expenses and investment banking fees
Due from affiliates	8,181	1,490
Due from non-affiliates	639	61
Other receivables	47	—
Due from parent	740	—
Property and equipment, net	355	113
Prepaid expenses and other assets	1,258	509
Total assets	$97,340	$16,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,248	$1,303
Accrued expenses
Due to affiliates	1,670	—
Due to non-affiliates	10,177	4,175
Payable to broker-dealers	9,341	5,007
Deferred revenue	4,082	—
Dividends payable	450	—
Income taxes payable	271	—
Management fee payable	678	—
Total liabilities	28,917	10,485
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 2,500,000 issued and outstanding as of June 30, 2013 and no shares authorized, issued or outstanding as of December 31, 2012	3	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 24,000,000 issued and outstanding as of June 30, 2013 and no shares authorized, issued or outstanding as of December 31, 2012	24	—
Additional paid-in capital	42,884	—
Accumulated other comprehensive income	6	—
Retained earnings	—	—
Member's equity	—	5,726
Total stockholders' equity	42,917	5,726
Non-controlling interest	25,506	—
Total liabilities and equity	$97,340	$16,211
See notes to unaudited consolidated financial statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Commissions
Affiliated products	$103,754	$47,516	$228,314	$67,961
Non-affiliated products	32,215	3,993	41,389	6,724
Dealer manager fees
Affiliated products	67,878	25,349	140,695	36,573
Non-affiliated products	16,831	2,281	21,406	3,705
Investment banking advisory services (affiliated)	4,480	925	7,970	925
Transfer agency revenue (affiliated)	2,351	—	2,930	—
Services revenue
Affiliated products	2,099	216	4,694	499
Non-affiliated products	204	6	300	34
Reimbursable expenses
Affiliated products	190	70	920	115
Non-affiliated products	5	3	15	7
Other	9	31	14	37
Total revenues	$230,016	$80,390	$448,647	$116,580

Expenses:
Third-party commissions
Affiliated products	103,757	47,511	228,319	67,956
Non-affiliated products	32,215	3,993	41,389	6,724
Third-party reallowance
Affiliated products	16,574	7,385	35,597	10,214
Non-affiliated products	5,129	562	6,631	919
Internal commissions, payroll and benefits	30,590	11,952	58,360	18,552
Conferences and seminars	7,249	4,861	12,254	7,578
Travel	1,203	1,103	2,423	3,027
Marketing and advertising	1,760	119	3,221	152
Professional fees	1,134	412	1,964	817
Data processing	1,892	—	2,343	—
Equity-based outperformance plan	105	—	105	—
Incentive fee	22	—	22	—
Management fee	678	—	678	—
Other	1,104	345	1,990	676
Total expenses	203,412	78,243	395,296	116,615
Income (loss) before taxes	26,604	2,147	53,351	(35)
Provision for income taxes	160	—	160	—
Net income (loss)	$26,444	$2,147	$53,191	$(35)
Less: net income (loss) attributable to non-controlling interests	26,242	2,147	52,989	(35)
Net income attributable to RCS Capital Corporation	$202	$—	$202	$—
Per Share Data	June 10, 2013 to June 30, 2013		June 10, 2013 to June 30, 2013
Basic and diluted number of shares attributable to Class A stockholders	2,500,000		2,500,000
Net income per share attributable to RCS Capital Corporation	$0.08		$0.08

See notes to unaudited consolidated financial statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (loss)	$26,444	$2,147	$53,191	$(35)
Other comprehensive income, net of tax:
Unrealized gain on investment securities	61	—	61	—
Total other comprehensive income, net of tax	61	—	61	—
Total comprehensive income (loss)	$26,505	$2,147	$53,252	$(35)
Less: Net income (loss) attributable to non-controlling interests	$26,297	$2,147	$53,044	$(35)
Net income attributable to RCS Capital Corporation	$208	$—	$208	$—

See notes to unaudited consolidated financial statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands except share amounts)

		Class A Common Stock		Class B Common Stock
	Number of Shares (unclassified)	Number of Shares	Par value	Number of Shares	Par value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interest	Member's Equity	Stockholders' Equity and Non-controllling Interest
Balance, December 31, 2012	—	—	$—	—	$—	$—		$—	$—	$—	$—	$5,726	$5,726
Net income (loss)	—	—	—	—	—	—		(165)	—	(165)	—	47,619	47,454
Issuance of common stock	100	—	—	—	—	—	(a)	—	—	—	—	—	—
Distributions	—	—	—	—	—	—		—	—	—	—	(19,650)	(19,650)
Balance, June 9, 2013	100	—	—	—	—	—		(165)	—	(165)	—	33,695	33,530

Issuance of common stock, net of offering costs	—	2,500,000	3	—	—	43,027		—	—	43,030	—	—	43,030
Reorganization	(100)	—		24,000,000	24	—	(b)	165	—	189	33,506	(33,695)	—
Equity-based compensation	—	—		—	—	105		—	—	105	—	—	105
Unrealized gain on investment securities, net of tax	—	—		—	—	—		—	6	6	55	—	61
Net income	—	—		—	—	—		202	—	202	5,535	—	5,737
Distributions to noncontrolling interests	—	—		—	—	—		—	—	—	(13,590)	—	(13,590)
Dividends declared on Class A common stock	—	—		—	—	(248)		(202)	—	(450)	—	—	(450)
Balance, June 30, 2013	—	2,500,000	$3	24,000,000	$24	$42,884		$—	$6	42,917	$25,506	$—	$68,423
(a) Represents the initial 100 shares of $0.01 par value common stock issued to Parent for $100.00, but due to rounding, $1.00 of par value and $99.00 of additional paid-in capital do not appear on the Consolidated Statement of Changes in Stockholders' Equity.
(b) Represents the reversal of the initial $1.00 aggregate par value common stock and related $99.00 additional paid-in capital.

See notes to unaudited consolidated financial statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$53,191	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	70	74
Equity-based compensation	105	—
Deferred income taxes	(111)	—
Increase (decrease) resulting from changes in:
Receivables - commissions and dealer manager fees
Due from affiliates	(329)	(1,079)
Due from non-affiliates	(409)	19
Receivables - reimbursable expenses and investment banking fees
Due from affiliates	(6,692)	(269)
Due from non-affiliates	(577)	(28)
Other receivables	(47)	—
Loan receivable	—	9
Due from parent	(740)	364
Prepaid expenses and other assets	(639)	(140)
Accounts payable	945	(128)
Accrued expenses
Due from affiliates	1,670	144
Due from non-affiliates	6,002	1,320
Payable to broker-dealers	4,334	3,587
Income tax payable	271	—
Management fee payable	678	—
Deferred revenue	4,082	—
Net cash provided by operating activities	61,804	3,838
Cash flows from investing activities:
Purchase of property and equipment	(311)	(120)
Purchase of investment securities	(10,000)	—
Net cash used in investing activities	(10,311)	(120)
Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	—
Payments of offering costs and fees related to the stock issuance	(6,970)	—
Contributions	—	3,646
Distributions to non-controlling interest holders	(33,240)	—
Net cash provided by financing activities	9,790	3,646
Net increase in cash	61,283	7,364
Cash, beginning of period	12,683	3,941
Cash, end of period	$73,966	$11,305

Non-cash disclosures:
Dividends declared but not yet paid	$450	$—

See notes to unaudited consolidated financial statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Description of the Company
RCS Capital Corporation (the ‘‘Company’’) is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was formed to hold the following subsidiaries (together known as the ‘‘Operating Subsidiaries’’) and to grow business lines under such operating subsidiaries:

•
Realty Capital Securities, LLC (‘‘Realty Capital’’), a wholesale broker-dealer registered with the Securities and Exchange Commission (the ‘‘SEC’’) and a member of the Financial Industry Regulatory Authority, Inc. (‘‘FINRA’’), which also provides investment banking advisory services;

•	RCS Advisory Services, LLC (‘‘Advisory Services’’), a transaction management services business; and

•	American National Stock Transfer, LLC (‘‘ANST’’), an SEC-registered transfer agent.
On June 10, 2013, the Company closed its initial public offering (the “IPO”) of Class A common stock, par value $0.001 per share, in which it sold 2,500,000 Class A shares at $20.00 per share, resulting in net proceeds after offering costs and underwriting discounts and commissions of $43.0 million. Concurrently with the closing of the IPO on June 10, 2013, the Company underwent a reorganization, in which RCAP Holdings, LLC (‘‘Parent”) received 24,000,000 Class B shares in exchange for 100 unclassified shares in the Company previously purchased by Parent.
Concurrently with the commencement of the IPO, the Operating Subsidiaries also underwent a reorganization, in which a new class of operating subsidiary units called ‘‘Class A Units,’’ which entitle the holders thereof to voting and economic rights, were issued to the Company, and a new class of operating subsidiary units called ‘‘Class B Units,’’ which entitle the holder thereof to economic rights but not voting rights, were issued to Parent. Also created were "Class C Units" and "LTIP Units." After the subsidiary reorganization and IPO, through their ownership of Class A and Class B units, the Company owned a 9.4% economic interest in the Operating Subsidiaries and Parent owned a 90.6% economic interest in the Operating Subsidiaries. Prior to the reorganization and IPO, Parent held a 100% interest in each of the Operating Subsidiaries and the Company.
Upon completion of the reorganization and initial public offering, the Company became the managing member of the Operating Subsidiaries and the Company assumed the exclusive right to manage, control and conduct the business and affairs of the Operating Subsidiaries and to take any and all actions on their behalf in such capacity. As a result of this control, the Company consolidates the financial results of the Operating Subsidiaries with its own financial results. Net profits and net losses of the Operating Subsidiaries are allocated to their members pro rata in accordance with the respective percentages of their membership interests in the Operating Subsidiaries. Because the Company and the Operating Subsidiaries were under common control at the time of reorganization, the Company's acquisition of control of the Operating Subsidiaries was accounted for as a transaction among entities under common control. Accordingly, after the reorganization, the Company reflects the assets and liabilities of the Operating Subsidiaries at their carryover basis. Financial information disclosed for periods prior to the reorganization present the combined financial data of the Company and the Operating Subsidiaries as of the beginning of the period presented.
Realty Capital was organized in Delaware in August 2007 as a limited liability company and commenced operations as a FINRA-qualified broker-dealer in February 2008. Realty Capital is the securities broker-dealer for proprietary products sponsored by AR Capital, LLC (an affiliate) and its affiliates, including publicly registered non-traded real estate investment trusts ("REITs"), a publicly registered non-traded business development company, an open-end registered investment company and, from time to time, programs not sponsored by AR Capital, LLC. Realty Capital also provides investment banking advisory services to affiliated and non-affiliated issuers of public securities in connection with the consideration by those entities of strategic alternatives related to potential liquidity events and other transactions. Realty Capital markets securities throughout the United States by means of a national network of selling group members consisting of broker-dealers and their registered representatives.
Advisory Services was organized in Delaware in December 2012 as a limited liability company and commenced operations in January 2013. Advisory Services provides a range of services to alternative investment programs and other investment vehicles, including offering registration and blue sky filings advice with respect to SEC and FINRA registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events, training and education, conference management and strategic advice in connection with liquidity events and other strategic transactions.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

ANST was organized in Delaware in November 2012 as a limited liability company and commenced operations in January 2013 as a transfer agent. ANST acts as a registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by AR Capital, LLC, effective March 1, 2013. ANST utilizes transfer agency services through third-party service providers, including DST Systems, Inc.
2 . Summary of Significant Accounting Policies
Basis of Presentation
The consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. Because of the nature of the Operating Subsidiaries’ business, interim period results may not be indicative of full year or future results. The statements of operations for the three and six months ended June 30, 2012 represent the results of operations of Realty Capital, the only Operating Subsidiary in operation during the period.
The unaudited combined financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP. The statement of financial condition at December 31, 2012 has been derived from the Realty Capital audited financial statements at that date (since it was the only Operating Subsidiary that was operational at that date), but does not include all the information and notes required by GAAP for complete financial statement presentation. Please refer to the notes to the Realty Capital financial statements for the year ended December 31, 2012 included in the Company's registration statement on Form S-1, as amended, filed with the SEC, for additional disclosures and a description of accounting policies.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Realty Capital, Advisory Services and ANST.
All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates, and these differences could be material.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable when all the following criteria are met:
• persuasive evidence of an arrangement exists;
• delivery has occurred or services have been rendered;
• the price is fixed or determinable; and
• collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
Realty Capital receives selling commissions and dealer manager fees in connection with the distribution of programs sponsored by AR Capital, LLC and other sponsors. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. As the dealer manager or distributor of offerings, Realty Capital generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, which commissions are then redistributed to third-party selling group participants who are FINRA member firms. Commission percentages and additional arrangements are generally established in the issuers’ offering documents leaving Realty Capital no discretion as to the payment of third-party commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Realty Capital, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of securities. Realty Capital works with independent broker-dealers to solicit share subscriptions from their clients. The securities are offered on a ‘‘best efforts’’ basis and Realty Capital is not obligated to underwrite or purchase any shares for its own account. Realty Capital generally receives 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through registered investment advisors. Realty Capital has discretion as to the reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support costs incurred by respective selling group members. Dealer manager fees and reallowances are recorded on a trade date basis as securities transactions occur.
The Company analyzes its contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from suppliers. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including Realty Capital’s position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that Realty Capital’s suppliers bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, Realty Capital has concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
Investment Banking Advisory Services
Realty Capital, through its investment banking and capital markets division, receives fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with unaffiliated and affiliated public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Income from certain investment banking agreements has been deferred and is recognized over the life of the offering, which is normally 36 months.
Transfer Agency Revenue
ANST receives fees for providing transfer agency and related services. Such fees are charged based on agreements entered into with affiliated and non-affiliated issuers of securities on a negotiated basis. Certain fees are billed and recorded monthly based on account activity, such as new account establishment fees and call fees. Other fees, such as account maintenance fees, are billed and recorded ratably.
Services Revenue
Advisory Services receives fees for providing transaction management, marketing support, due diligence advice, events, training and education, conference management and strategic advice. Such fees are charged at hourly billing rates for the services provided, based on agreements entered into with affiliated issuers of securities on a negotiated basis. Such fees are billed and recorded monthly based on services rendered.
Reimbursable Expenses
The Operating Subsidiaries include all reimbursable expenses in gross revenue because the Operating Subsidiaries are the primary obligor, have discretion in selecting a supplier, and bear credit risk of paying the supplier prior to receiving reimbursement from the customer.
Income Taxes
The Company files standalone federal and state income tax returns. Realty Capital, ANST and Advisory Services are treated as disregarded entities up to the date of reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes thereafter. All income and expense earned by Realty Capital, ANST and Advisory Services flows through to its owner through the date of reorganization and its partners (which includes the Company who is a 9.4% owner of these partnerships) thereafter. Income tax expense from operations and investments of Realty Capital, ANST and Advisory Services is not incurred by Realty Capital, ANST and Advisory Services but is reported by its owners through the date of reorganization and its partners thereafter.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including the Company's earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available.
The Company has adopted the authoritative guidance relating to accounting for uncertainty in income taxes. The guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken by the Company.
Marketing and Advertising
The Operating Subsidiaries expense the cost of marketing and advertising as incurred. For the three and six months ended June 30, 2013, the Operating Subsidiaries incurred marketing and advertising expenses of $1.8 million and $3.2 million, respectively. For the three and six months ended June 30, 2012, $0.1 million and $0.2 million was incurred, respectively.
Reportable Segments
The Company’s internal reporting is organized into four segments through its three Operating Subsidiaries, as follows:

•	Realty Capital, under two business lines:

◦	Wholesale Broker-Dealer; and

◦	Investment Banking and Capital Markets

•	Advisory Services providing transaction management services

•	ANST providing transfer agency services
Recently Issued Accounting Pronouncements
The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company's consolidated financial position or results of operations.
3. Off-Balance Sheet Risk and Concentrations
Realty Capital is engaged in various trading, brokerage activities and capital raising in which counterparties primarily include broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, Realty Capital may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is Realty Capital’s policy to review, as necessary, the credit standing of each counterparty. At June 30, 2013, Realty Capital had 65% of the reimbursable expenses and investment banking fees receivable concentrated in four affiliated direct investment programs, and 85% of the total commissions and dealer-manager fees receivable concentrated in two affiliated and one non-affiliated direct investment program.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and temporary cash investments in bank deposit and other accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by maintaining the Company’s banking and brokerage relationships with high credit quality financial institutions.
Advisory Services holds investment securities, which consists of a single investment in an affiliated mutual fund, which can potentially subject the Company to market risk. The amount of potential gain or loss depends on the fund's performance and overall market activity. Advisory Services monitors the net asset value on a routine basis to evaluate its position, and, if applicable, may elect to sell all or a portion of the investment to limit the loss.

4. Investment Securities
The disclosures below include details of Advisory Services' investments (amounts in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
At June 30, 2013
Equity in mutual funds	$10,000	$61	$—	$10,061
At December 31, 2012
Equity in mutual funds	—	—	—	—

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Advisory Services' investments in equity mutual funds consist of an investment in shares of AR Capital Real Estate Income Fund and are considered to be available-for-sale securities. As a result, unrealized gains (losses) are recorded to accumulated other comprehensive income (loss).

5. Fair Value Disclosures
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 - Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
The Company's investment securities trade in active markets and therefore, due to the availability of quoted market prices in active markets are classified as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013
Equity in mutual funds	$10,061	$—	$—	$10,061

December 31, 2012
Equity in mutual funds	$—	$—	$—	$—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during three months and six months ended June 30, 2013.

6. Income Taxes
As of June 30, 2013, the Company had a deferred tax asset of $0.2 million. Current deferred tax assets consisted primarily of deferred revenues which is included in taxable income currently. The Company had a deferred tax liability of $0.1 million, which consists primarily of fixed assets deducted for tax purposes earlier than for book purposes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In accordance with Accounting Standards Codification ("ASC") Topic No. 270, Interim Reporting ("Topic No. 270"), and ASC Topic No. 740, Income Taxes ("Topic No. 740"), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. However, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period.  For the second quarter ending June 30, 2013, the Company was unable to make a reasonable estimate of its annual effective tax rate because the reorganization in June 2013 would cause the annual effective rate to distort the year-to-date results.  Therefore, the Company has chosen to use its actual effective income tax rate of 0.3% (before discrete items), as the Company believes that this method will yield a more reliable tax provision calculation. The effective rate is significantly below 35% because pretax income includes non-controlling interest (90.6%) of the Operating Subsidiaries, with the remainder, 9.4%, taxable to the Company after June 10, 2013 (the date of reorganization). Taxable income derived by the Company from its 9.4% share of taxable income allocated to it from the Operating Subsidiaries will be taxed at a 40.6% (federal and states) effective tax rate.
The Company believes that, as of June 30, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2013.
The Company will file tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company will be open to audit under the statute of limitations by the Internal Revenue Service for 2013.  The Company or its subsidiaries' state income tax returns will be open to audit under the statute of limitations for 2010 to 2013.

7. Commitments and Contingencies
Leases — Realty Capital leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $0.1 million and $0 for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012.
Legal Proceedings — The Company and the Operating Subsidiaries are involved in legal proceedings from time to time arising out of its business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. Other than noted below, there were no legal reserves or payments recorded for this period.
In April 2013, Realty Capital received notice and a proposed Letter of Acceptance, Waiver and Consent ("AWC") from FINRA, the self-regulatory organization that oversees broker-dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, Realty Capital submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, Realty Capital consented to the imposition of a censure and a fine of $60,000, paid in the current period. Realty Capital believes that the matter will not have a material adverse effect on Realty Capital or its business.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the unaudited condensed consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

8. Stockholders' Equity
The Company has two classes of common stock:
Class A Common Stock. 2,500,000 shares of Class A common stock were issued to the public in the IPO. Class A common stock entitles holders to one vote per share and full economic rights (including rights to dividends, if any, and distributions upon liquidation). Holders of Class A common stock hold 100% of the economic rights and a portion of the voting rights of the Company.
On June 13, 2013, the Company's Board of Directors authorized and the Company declared an annual dividend rate of $0.72 per share of Class A common stock or an annual dividend rate of 3.6% based on the Class A common stock price in the IPO of $20.00, which is equal to a quarterly dividend of $0.18 per share. The dividend is payable in cash quarterly, beginning in July 2013, on the seventh business day of each quarter, in respect of the previous quarter, to stockholders of record at the close of business on the last business day of the previous quarter.
Class B Common Stock. Parent owns 24,000,000 Class B Units of each operating subsidiary and 24,000,000 shares of the Company’s Class B common stock. Currently, Class B common stock entitles holders to four votes per share; provided, however, that the Company’s certificate of incorporation provides that so long as any of the Class B common stock remains outstanding, the holders of Class B common stock always will have a majority of the voting power of the Company’s outstanding common stock, and thereby control the Company. Class B common stock holders have no economic rights (including no rights to dividends and distributions upon liquidation). Immediately following the conversion from 100 unclassified shares, Parent, as holder of Class B common stock, held 0% of the economic rights and the majority of the voting rights of the Company.
Equity Plan. The RCS Capital Corporation Equity Plan provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards to RCS Capital Management, LLC (the "Manager"), including under the Outperformance Agreement, non-executive directors, officers and other employees and independent contractors, including employees or directors of the Manager and its affiliates who are providing services to us. The Manager is an entity under common control with Parent. The maximum number of shares of Class A common stock that may be made subject to awards under the equity plan is initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be made subject to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a fully diluted basis) at any time following such increase (subject to the registration of the increased number of available shares).

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
Basic earnings per share is computed by dividing net income available to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of Class A common stock that would have been outstanding if dilutive potential shares of Class A common stock had been issued. The calculation of basic and dilutive earnings per share is as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings for basic and diluted earnings per common Class A share:
Net income (loss)	$26,444	$2,147	$53,191	$(35)
Net income (loss) to noncontrolling interests	26,242	2,147	52,989	(35)
Net income (loss) to common shareholders	$202	$—	$202	$—

Shares:
Average common Class A shares used in basic and diluted computation[1]	2,500,000	n/a	2,500,000	n/a

Earnings per common Class A share
Basic and diluted	$0.08	n/a	$0.08	n/a
1Reflects the 2,500,000 shares of Class A common stock offered in the IPO. Shares of Class B common stock have no economic rights, including no rights to dividends, and therefore excluded from the net income per share computation.
Dividends per share of common Class A stock declared during the quarter were $0.18 per share, to stockholders of record at the close of business on June 28, 2013, and paid on July 10, 2013.

10. Net Capital Requirements
Realty Capital is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of the greater of either $100,000 or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2013, Realty Capital had net capital of $12.6 million which was $11.0 million in excess of its required net capital. Aggregate indebtedness to net capital ratio was 1.90 to 1. At December 31, 2012, net capital was $3.4 million which was $2.7 million in excess of its required net capital. At December 31, 2012, aggregate indebtedness to net capital ratio was 3.07 to 1.

11. Affiliate Transactions
A significant portion of the Company’s revenues relate to transactions with or on behalf of AR Capital, LLC and its affiliates, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The Company earned revenues of $180.8 million and $385.5 million for the three and six months ending June 30, 2013, respectively, from affiliated products. For the three and six months ended June 30, 2012, the Company earned $74.1 million and $106.1 million, respectively, from affiliated products. At June 30, 2013, the receivables for such revenues is $9.7 million.
The Operating Subsidiaries were initially capitalized and funded by Parent. During 2012, Realty Capital received financial support from Parent through capital contributions and expense allocation agreements. Through an agreement with an affiliate, Realty Capital was allocated certain operating expenses including occupancy, professional services, communications and data processing, advertising and employee benefits. The total expense allocation for the three and six months ended June 30, 2012, was approximately $0.2 million and $0.4 million, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Beginning on January 1, 2013, the affiliate expense allocation arrangement was terminated. Pursuant to the new services agreement, AR Capital, LLC charges the Operating Subsidiaries for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company paid $0.8 million and $1.5 million for the three and six months ending June 30, 2013, respectively. At June 30, 2013, the payable for such expenses is $0.6 million.
Parent has purchased shares of the Company's Class A common stock. As of June 30, 2013, Parent owned 1.24% of the Company's Class A common stock outstanding.
Management Agreement. Pursuant to the management agreement, the Manager implements the Company's business strategy, as well as the business strategy of the Operating Subsidiaries, and performs executive and management services for the Company and Operating Subsidiaries, subject to oversight, directly or indirectly, by the Company's Board of Directors.
The Company, together with the Operating Subsidiaries, pays the Manager a management fee in an amount equal to 10% of the aggregate GAAP net income of the Operating Subsidiaries (and of any additional subsidiaries that Parent may form or potentially acquire from time to time, anticipating such additional subsidiaries will be provided in an amendment to the management agreement at any such time), calculated and payable quarterly in arrears, subject to the aggregate GAAP net income of the Operating Subsidiaries being positive for the current and three preceding calendar quarters.
In addition, the Company pays the Manager an incentive fee, calculated and payable quarterly in arrears, that is based on the Company's earnings and stock price. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company's Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of the Company's common stock of all the Company's public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company's equity plan) in the previous 12-month period, and (B) 8.0%; and (2) the sum of any incentive fee paid to the Company's Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless the Company's Core Earnings for the 12 most recently completed calendar quarters is greater than zero.
Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) of RCS Capital Corporation, excluding non-cash equity compensation expense, management fees, incentive fees, acquisition fees, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the independent directors and after approval by a majority of the independent directors.
Such management and incentive fee calculations commenced on June 10, 2013, the date the offering was completed. For periods less than four quarters or 12 months, the calculations are based on a pro rata concept starting with the quarter ended June 30, 2013.
The management fee earned by the Manager for the period June 10, 2013 (commencement date of the agreement) to June 30, 2013, was $0.7 million, which is the expense recorded by the Company for the three and six months ended June 30, 2013. The payable for such expense is included in management fee payable within the accompanying Consolidated Statements of Financial Condition.
The incentive fee earned by the Manager for the period June 10, 2013 (commencement date of the agreement) to June 30, 2013, was $22,000, which is the expense recorded by the Company for the three and six months ended June 30, 2013. The payable for such expense is included in accrued expenses - due to affiliates within the accompanying Consolidated Statements of Financial Condition.
2013 Manager Multi-Year Outperformance Agreement. The Company has entered into the 2013 Manager Multi-Year Outperformance Agreement (the "OPP") with the Manager. The OPP provides for performance-based bonus awards to the Manager, which is intended to further align the Manager’s interests with those of the Company and its stockholders. Under the OPP, the Manager is eligible to earn performance-based bonus awards up to a maximum award opportunity ("OPP Cap") that is 5.00% of the Company's market capitalization on June 4, 2013 (the commencement date of the performance period). Subject to the OPP Cap, any award under the OPP will be determined based on the Company's achievement of total return to stockholders, which is referred to as "Total Return" and which includes both share price appreciation and common stock dividends, as measured against a peer group of companies, for the three-year performance period commencing on the commencement date.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Amounts earned under the OPP will be issued in the form of LTIP Units, which represent units of equity ownership in the Operating Subsidiaries that are structured as profits interest therein. The independent directors of the Company will determine the allocation of the LTIP Unit grants from among the Operating Subsidiaries based upon any reasonable method as determined in their sole discretion. Subject to the Manager's continued service through each vesting date, 1/3 of any amount earned will vest on each of the third, fourth and fifth anniversaries of the commencement date. The issuance of the LTIP Units will entitle the Manager to receive the same per unit economic rights and cash distributions as the other outstanding units of the Operating Subsidiaries.
In accordance with ASC Topic No. 718, Compensation - Stock Compensation, the Company recognizes the grant date fair value of the OPP award on the grant date fair value over the requisite service period of the award. The grant date fair value of the OPP award was determined utilizing a Monte Carlo simulation technique under a risk-neutral premise. The significant assumptions utilized in determining the grant date fair value of $5.4 million are as follows:
•Risk free rate of 0.5% utilizing the prevailing three-year zero-coupon U.S. treasury yield at the grant date;
•Expected dividend yield of 3.6% ; and
•Volatility of 35.0% based on the historical and implied volatility of the peer group of companies
For the three and six months ended June 30, 2013, the Company recognized $0.1 million, which is disclosed as equity based outperformance plan on the Consolidated Statement of Operations. As of June 30, 2013, total future compensation cost to be incurred related to the OPP Cap is $5.3 million, which is expected to be recognized over a period of 5 years.
RCS Advisory Services, LLC — AR Capital, LLC Services Agreement. Advisory Services entered into a services agreement with AR Capital, LLC, pursuant to which it provides AR Capital, LLC and its subsidiaries with transaction management services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services), among others, in connection with the performance of services to certain AR Capital, LLC sponsored companies.
Registration Rights Agreement. The Company entered into a registration rights agreement with Parent and the Manager pursuant to which the Company will grant (i) Parent, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act shares of its Class A common stock issuable upon exchange of the Operating Subsidiaries Units (and cancellation of corresponding shares of its Class B common stock) held or acquired by them, and (ii) Manager, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act any equity-based awards granted to its Manager under the equity plan.
Exchange Agreement. Parent entered into an exchange agreement with the Company under which Parent will have the right, from time to time, to exchange its Operating Subsidiaries Units for shares of Class A common stock of the Company on a one-for-one basis. Pursuant to the exchange agreement, the parties will have agreed to preserve their relative ownership of the Class A common stock, Class B common stock, Class A Units of the Company's operating subsidiaries and Class B Units of its operating subsidiaries and, accordingly, that the transfer of units of an operating subsidiary to a transferee thereof shall be accompanied by the simultaneous transfer of an equal number of the same class, series or type of units of the other operating subsidiaries to such transfer. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock will be canceled. Parent does not intend to exchange any of its Operating Subsidiaries Units for shares of the Company's Class A common stock during the 180 days following June 5, 2013. Any such exchange by Parent will result in dilution of the economic interests of the Company's public stockholders. Any exchange of Operating Subsidiaries Units generally will be a taxable event for Parent. As a result, at any time following the 180 days after June 5, 2013, Parent will be permitted to sell shares of Class A common stock.
As Parent exchanges its Operating Subsidiaries Units for shares of the Company's Class A common stock, its membership interests in the Operating Subsidiaries will be correspondingly increased and Parent's corresponding shares of Class B common stock will be canceled. Because each share of Class B common stock initially will entitle the holder thereof to four votes, whereas each share of Class A common stock offered hereby will entitle the holder thereof to one vote, and because each share of Class A common stock issued to Parent upon exchange of its Operating Subsidiaries Units will correspond to the cancellation of one share of Class B common stock held by Parent, an exchange of one Operating Subsidiaries Unit for one share of Class A common stock will decrease the voting power of Parent by three votes and consequently increase the voting power of the public stockholders; provided, however, that the Company's certificate of incorporation provides that so long as any of its Class B common stock remains outstanding, the holders of its Class B common stock always will have a majority of the voting power of its outstanding common stock, and thereby control the Company. The percentages of voting power in the Company will change accordingly.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Amended and Restated Limited Liability Company Agreements of the Operating Subsidiaries. The form of the amended and restated limited liability company agreement of each of the Operating Subsidiaries is filed as an exhibit to the Form 10-Q.
The amended and restated operating agreements provide that going forward, any time the Company issues a share of its Class A common stock, the Company will transfer the net proceeds received by it with respect to such share, if any, to the Operating Subsidiaries (allocated among them in accordance with their relative equity values at the time) and each of them shall be required to issue to the Company one Class A Unit. Conversely, if at any time going forward, any shares of its Class A common stock are redeemed by the Company for cash, the Company can cause the Operating Subsidiaries, immediately prior to such redemption of the Company's Class A common stock, to redeem an equal number of Class A Units of each operating subsidiary held by the Company, upon the same aggregate terms and for the same price, as the shares of the Class A common stock are redeemed.
American National Stock Transfer, LLC - Transfer Agent Services Agreement. ANST has entered into a services agreement with AR Capital, LLC, pursuant to which it will provide transfer agent services to AR Capital sponsored REITs. The agreement will provide for an initial term of ten years. The agreement provides that each REIT pay a minimum monthly fee as well as additional ad hoc service fees and related expense reimbursements.
Tax Receivable Agreement. The Company entered into a tax receivable agreement with Parent requiring the Company to pay to Parent 85% of the amount of reduction, if any, in U.S. federal, state and local income tax liabilities that the Company realizes (or are deemed to realize upon early termination of the tax receivable agreement or change of control) as a result of the increases in tax basis of its tangible and intangible assets created by Parent's exchanges of its Operating Subsidiaries Units for shares of Class A common stock (with a cancellation of its corresponding shares of the Company's Class B common stock) pursuant to an exchange agreement that the Company entered into with Parent. Cash payments pursuant to the tax receivable agreement will be the Company's obligation. The initial public offering did not generate tax benefits and did not require payments pursuant to this agreement. In general, the Company's payments under the tax receivable agreement will not be due until after the Company has filed its tax returns for a year in which the Company realizes a tax benefit resulting from an exchange; however, the timing of payments could be accelerated upon an early termination of the tax receivable agreement or change in control which could require payment prior to the Company's ability to claim the tax benefit on its tax returns. Furthermore, Parent will not be required to reimburse the Company for any payments previously made under the tax receivable agreement even if the IRS were to successfully challenge the increase in tax basis resulting from an exchange and, as a result, increase the Company's tax liability. The accelerated timing of payments and the increase in the Company's tax liability without reimbursement could affect the cash available to it and could impact its ability to pay dividends.

12. Segment Reporting
The Company operates through its three Operating Subsidiaries in four principal segments – Wholesale Broker-Dealer, Transaction Management, Investment Banking and Transfer Agent. Realty Capital, the Company's Wholesale Broker-Dealer segment, includes the Company's alternative investment program activities and is the distributor or dealer manager for proprietary and non-proprietary publicly registered non-exchange traded ("non-traded") securities and for an open end mutual fund. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States. The Transaction Management segment is covered by Advisory Services whose activities support the alternative investment programs distributed by Realty Capital. These activities include: services related to offering registration and blue sky filings; regulatory advice; registration maintenance; transaction management; marketing support; due diligence support; events; training and education; conference management; and strategic advice. The Investment Banking segment is a division of Realty Capital and includes the Company's strategic advisory and capital markets services focused, in part, on the direct investment program industry. Activities related to the Investment Banking segment include providing corporate strategic planning and advice and sourcing, structuring and maintaining debt finance and derivative arrangements. ANST operates in the SEC registered Transfer Agent segment and performs transfer agency activities related to the direct investment programs. ANST acts as a registrar, provides record-keeping services and executes the transfers, issuances and cancellations of shares.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•
Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment's net revenues, time spent and other factors.

•
Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to the Company's reportable business segments, generally based on each reportable business segment's capital utilization.

The Company's net revenues and expenses by segment are summarized below for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Wholesale Broker Dealer:
Revenues	$220,791	$79,465	$432,635	$115,655
Expenses	196,867	78,243	385,847	116,615
Income (loss)	$23,924	$1,222	$46,788	$(960)
Transaction Management:
Revenues	$2,370	$—	$4,642	$—
Expenses	2,016	—	3,227	—
Income (loss)	$354	$—	$1,415	$—
Investment Banking:
Revenues	$4,480	$925	$7,970	$925
Expenses	1,697	—	2,556	—
Income (loss)	$2,783	$925	$5,414	$925
Transfer Agent:
Revenues	$2,375	$—	$3,400	$—
Expenses	2,616	—	3,449	—
Income (loss)	$(241)	$—	$(49)	$—

Revenue Reconciliation
Total revenues for reportable segments	$230,016	$80,390	$448,647	$116,580
Other Revenues	—	—	—	—
Total revenues	$230,016	$80,390	$448,647	$116,580

Income (loss) Reconciliation
Total income (loss) for reportable segments	$26,820	$2,147	$53,568	$(35)
Other income (loss)	(216)	—	(217)	—
Income (loss) before income taxes	$26,604	$2,147	$53,351	$(35)

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Our total assets by segment are summarized below as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Segment Assets:
Wholesale Broker Dealer	$43,419	$15,286
Transaction Management	49,574	—
Investment Banking	10,136	925
Transfer Agent	1,582	—
Total assets for reportable segments	$104,711	$16,211

Assets Reconciliation:
Total assets for reportable segments	$104,711	$16,211
Other assets	46,385	—
Less: intercompany receivables and investments	(53,756)	—
Total consolidated assets	$97,340	$16,211

13 . Subsequent Events
The Company has evaluated subsequent events that have occurred through the issuance date of the financial statements and concluded that there were no events that have occurred that would require disclosure in or adjustment to the consolidated financial statements.

RCS Capital Corporation and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, operations and other results, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
•the description of our business and risk factors contained in the prospectus included in our Registration Statement on Form S-1 (File No. 333-186819), as amended from time to time;
•the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations”;
•the notes to the unaudited consolidated financial statements contained in this report; and
•cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Executive Summary
We operate principally through four business segments - Wholesale Broker-Dealer, Transaction Management, Investment Banking and Transfer Agent. Revenues are driven by the level of gross equity capital raised in the investment offerings; the number and size of broker-dealers that distribute our investment products; the number and size of mergers and acquisition activity and the number of investor accounts. Our four segments are discussed below in more detail. Our revenue growth and profitability can be impacted by both internal and external factors. The equity market environment, the economic environment and the number of broker-dealers distributing our products can have a negative impact on revenues and profitability as can investor interest in our products, our service and investment product competitiveness. To mitigate this risk, we are actively pursuing several strategic acquisition opportunities to both complement our business and diversify our revenue stream.
Wholesale Broker-Dealer division distributes affiliated and non-affiliated publicly registered non-traded real estate investment trusts (“REITs”), a publicly registered non-traded business development company (“BDC”), and an open-end registered investment company (“Mutual Fund”) through a national network of broker-dealers. Wholesale Broker-Dealer receives selling commissions and dealer manager fees from the REITs, BDC and Mutual Fund. A portion of these fees is paid to the broker-dealers that distribute these products and to the Wholesale Broker-Dealer's sales force. The selling commissions are generally up to 7% and the dealer manager fees are up to 3% of the gross offering proceeds.
Transaction Management performs a number of services to the affiliated and non-affiliated REITs, BDC and Mutual Fund. These services include marketing support, due diligence advice and strategic advice along with providing training and education and conference management in connection with liquidity events and other strategic transactions. Transaction Management derives most of its revenues through hourly billings for providing these services. Additional revenues are earned through expense reimbursements. Revenue contraction or growth is impacted by the number, size and complexity of the strategic transactions and liquidity events we provide these services for.
Investment Banking division provides advisory services to affiliated and non-affiliated REITs and a BDC. These services include mergers and acquisitions structuring and strategic advice. The size, complexity and type of service drive the revenue derived by these services. Typically, the fee earned on investment banking transactions is an agreed upon percentage of the transaction price.

RCS Capital Corporation and Subsidiaries

Transfer Agent provides registrar services to affiliated and non-affiliated REITs and BDCs. These services include record-keeping, transfer, issuance and cancellation of shares in the REITs and BDCs serviced. Revenues are derived by the number of REITs and BDCs services are provided to, as well as the number of accounts and related activity. The Transfer Agent charges a monthly flat fee to each REIT or BDC serviced plus per account charges and transactional charges.
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable when all the following criteria are met:
• persuasive evidence of an arrangement exists;
• delivery has occurred or services have been rendered;
• the price is fixed or determinable; and
• collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
Realty Capital receives selling commissions and dealer manager fees in connection with the distribution of programs sponsored by AR Capital, LLC and other sponsors. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. As the dealer manager or distributor of offerings, Realty Capital generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, which commissions are then redistributed to third-party selling group participants who are FINRA member firms. Commission percentages and additional arrangements are generally established in the issuers’ offering documents leaving Realty Capital no discretion as to the payment of third-party commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
Realty Capital, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of securities. Realty Capital works with independent broker-dealers to solicit share subscriptions from their clients. The securities are offered on a ‘‘best efforts’’ basis and Realty Capital is not obligated to underwrite or purchase any shares for its own account. Realty Capital generally receives 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through registered investment advisors. Realty Capital has discretion as to the reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support costs incurred by respective selling group members. Dealer manager fees and reallowances are recorded on a trade date basis as securities transactions occur.
The Company analyzes its contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from suppliers. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including Realty Capital’s position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that Realty Capital’s suppliers bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, Realty Capital has concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
Investment Banking Advisory Services
Realty Capital, through its investment banking and capital markets division, receives fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with unaffiliated and affiliated public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Income from certain investment banking agreements has been deferred and is recognized over the life of the offering, which is normally 36 months.

RCS Capital Corporation and Subsidiaries

Transfer Agency Revenue
ANST receives fees for providing transfer agency and related services. Such fees are charged based on agreements entered into with affiliated and non-affiliated issuers of securities on a negotiated basis. Certain fees are billed and recorded monthly based on account activity, such as new account establishment fees and call fees. Other fees, such as account maintenance fees, are billed and recorded ratably.
Services Revenue
Advisory Services receives fees for providing transaction management, marketing support, due diligence advice, events, training and education, conference management and strategic advice. Such fees are charged at hourly billing rates for the services provided, based on agreements entered into with affiliated issuers of securities on a negotiated basis. Such fees are billed and recorded monthly based on services rendered.
Reimbursable Expenses
The Operating Subsidiaries include all reimbursable expenses in gross revenue because the Operating Subsidiaries are the primary obligor, have discretion in selecting a supplier, and bear credit risk of paying the supplier prior to receiving reimbursement from the customer.
Income Taxes
The Company files standalone federal and state income tax returns. Realty Capital, ANST and Advisory Services are treated as disregarded entities up to the date of reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes thereafter. All income and expense earned by Realty Capital, ANST and Advisory Services flows through to its owner through the date of reorganization and its partners (which includes the Company who is a 9.4% owner of these partnerships) thereafter. Income tax expense from operations and investments of Realty Capital, ANST and Advisory Services is not incurred by Realty Capital, ANST and Advisory Services but is reported by its owners through the date of reorganization and its partners thereafter.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including the Company's earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available.
The Company has adopted the authoritative guidance relating to accounting for uncertainty in income taxes. The guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taking by the Company.
Marketing and Advertising
The Operating Subsidiaries expense the cost of marketing and advertising as incurred. For the three and six months ended June 30, 2013, the Operating Subsidiaries incurred marketing and advertising expenses of $1.8 million and $3.2 million, respectively. For the three and six months ended June 30, 2012, $0.1 million and $0.2 million was incurred, respectively.

RCS Capital Corporation and Subsidiaries

Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$230,016	$80,390	186%	$448,647	$116,580	285%
Expenses	203,412	78,243	160%	395,296	116,615	239%
Income (loss) before taxes	26,604	2,147	1,139%	53,351	(35)	152,531%
Provision for income taxes	160	—		160	—
Net income (loss)	$26,444	$2,147	1,132%	$53,191	$(35)	152,074%
Revenues for the three months ended June 30, 2013 increased $149.6 million, or 186%, to $230.0 million, as compared to $80.4 million for the three months ended June 30, 2012. Revenue growth is driven by an increase in gross equity capital raised by selling direct investment programs through our wholesale broker-dealer. During the second quarter, the national network of third-party independent broker-dealers selling our active direct investment programs increased by 41, to 285 firms, an increase of 17%, as compared to 244 as of March 31, 2013. Gross equity capital raised for these direct investment programs was $2.3 billion for the three months ended June 30, 2013, an increase of 164% compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, gross equity raised increased $3.3 billion, or 262%, compared to $1.2 billion for the six months ended June 30, 2012.
Expenses for the three months ended June 30, 2013 increased $125.2 million, or 160%, to $203.4 million, as compared to $78.2 million compared to the three months ended June 30, 2012. Selling expenses increased in tandem with corresponding revenues. For the six months ended June 30, 2013, expenses increased $278.7 million, or 239%, compared to $116.6 million for the six months ended June 30, 2012.

Wholesale Broker-Dealer

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$220,791	$79,465	178%	$432,635	$115,655	274%
Expenses	$196,867	$78,243	152%	$385,847	$116,615	231%
Revenues - Our revenues are primarily driven by the amount of gross equity capital being raised in the direct investment program area. For the three months ended June 30, 2013, Realty Capital served as exclusive dealer manager for offerings which raised $2.3 billion in gross equity capital, representing an increase of 164% compared to the three months ended June 30, 2012. As of June 30, 2013, Realty Capital had 285 selling relationships with broker-dealers serving over 72,000 registered independent financial advisors. This network of broker-dealers and registered representatives increased 17% and 11%, respectively, compared to June 30, 2012.
Revenues for the three months ended June 30, 2013 increased $141.3 million, or 178%, to $220.8 million, as compared to $79.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, revenues increased $317 million, or 274%, to $432.6 million, compared to $116 million for the six months ended June 30, 2012. Revenues generated by distributing equity for non affiliated offerings represented 22% and 15% for the three and six months ended June 30, 2013, respectively.
To the extent that we are able to increase our market share with direct investment sponsors in addition to AR Capital, LLC and the overall direct investment program industry continues to expand, our revenues should also increase. Although the most direct beneficiary of an increase in the amount of equity capital being raised would be our wholesale broker-dealer, we reasonably expect the other segments of our firm to also benefit from increasing volumes within investment banking, capital markets, transaction management and transfer agency business.

RCS Capital Corporation and Subsidiaries

Expenses - Expenses related to the activities of raising gross equity capital are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses remain relatively constant compared to revenues, resulting in increased profitability. For the three months ended June 30, 2013, expenses increased $118.6 million, or 152%, to $196.9 million, as compared to $78.2 million compared to the three months ended June 30, 2012. The selling expense portion of expenses increased proportionately to revenues, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Marketing and advertising activities essential to raising equity capital in our direct investment programs was the primary driver of the increase in expenses. For the six months ended June 30, 2013, expenses increased $269.2 million, to $385.8 million, or 231%, compared to $116.6 million for the six months ended June 30, 2012.

Transaction Management

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$2,370	$—	—	$4,642	$—	—
Expenses	$2,016	$—	—	$3,227	$—	—
Revenues – Transaction management revenues for the three months ended June 30, 2013 was $2.4 million, an increase of 4% compared to the three months ended March 31, 2013. Revenues for the six months ended June 30, 2013 was $4.6 million. Transaction management began operations in January 2013, therefore, no comparable prior year results are available.
Expenses – Expenses for the Transaction management division are primarily personnel costs.

Investment Banking

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$4,480	$925	384%	$7,970	$925	762%
Expenses	$1,697	$—	—	$2,556	$—	—
Revenues - The primary driver of revenues is the fees earned related to capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored by AR Capital, LLC or unaffiliated third parties. The segment's investment banking activities increased significantly during the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. The increase in revenue is attributable to fees earned in connection with providing Advisory Services, including a successful member of an affiliated sponsored REIT. In addition, the investment banking unit was engaged to provide advisory services for certain direct investment programs that commenced operations during 2013. Revenues for the three months ended June 30, 2013 were $4.5 million. For the six months ended June 30, 2013, revenues were $8.0 million.
Expenses – Expenses are primarily personnel related costs. These costs, including operating and occupancy costs, were not incurred by this segment in 2012 as these expenses were incurred at Realty Capital. In 2013, pursuant to a new expense sharing agreement, these costs were allocated to the investment banking unit. As a result, expenses for the three and six months ended June 30, 2013 increased $1.7 million and $2.6 million compared to the three and six months ended June 30, 2012, respectively.

RCS Capital Corporation and Subsidiaries

Transfer Agent

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$2,375	$—	—	$3,400	$—	—
Expenses	$2,616	$—	—	$3,449	$—	—
Revenues – Revenues are earned as a result of the service fees charged by ANST to the various REITs and other issuers for which it serves as transfer agent. Such fees are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls). ANST has increased its staff significantly in order to provide a higher quality of service across the platform of various services offered and provided to sponsors of direct investment programs.
Revenues for the three and six months ended June 30, 2013 were $2.4 million and $3.4 million, respectively. ANST began operations in January 2013. Accordingly, there are no comparable 2012 results. For the three month ended June 30, 2013, revenues increased 132% compared to the three months ended March 31, 2013. ANST provided transfer agency services to approximately 158,000 accounts for the three months ended June 30, 2013 compared to approximately 120,000 accounts for the three months ended March 31, 2013.
Expenses – Personnel costs and the cost of a services agreement with a third-party service provider are the primary expenses that offset transfer agency revenues. Under the third-party services agreement, ANST pays a vendor for their efforts in providing certain out-sourced transfer agency related services, including information warehousing. During the quarter, ANST continued to make strides with respect to diminishing the services provided by the out-sourced vendor. While personnel costs have increased as a result, the total share of the transfer agency fees paid by clients has risen concurrently.
Expenses for the three and six months ended June 30, 2013 were $2.6 million and $3.4 million, respectively. ANST began operations in January 2013, therefore there are no comparable 2012 results. For the three month ended June 30, 2013, expenses increased 214% compared to the three months ended March 31, 2013, partially due to a 30% increase in personnel.

Income Taxes
Income tax expense was $0.2 million for the period ended June 30, 2013. The effective tax rate for the period ended June 30, 2013 was 0.3%. In accordance with ASC Topic No. 270, “Interim Reporting” ("Topic No. 270"), and ASC Topic No. 740, “Income Taxes” ("Topic No. 740"), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period. For the second quarter ending June 30, 2013, the Company was unable to make a reasonable estimate of its annual effective tax rate because the reorganization in June 2013 would cause the annual effective rate to distort the year-to-date results.  Therefore, the Company has chosen to use its actual effective income tax rate of 0.3% (before discrete items), as the Company believes that this method will yield a more reliable tax provision calculation. The effective rate is significantly below 35% because pretax income includes non-controlling interest (90.6%) of the Operating Subsidiaries, with the remainder, 9.4%, taxable to the Company after June 10, 2013 (the date of reorganization). Taxable income derived by the Company from its 9.4% share of taxable income allocated to it from the Operating Subsidiaries will be taxed at a 40.6% (federal and states) effective tax rate.

Non-Controlling Interest
RCS Capital Corporation has a controlling interest in each of Realty Capital, Advisory Services and ANST (together our "Operating Subsidiaries") and, as a result, our financial statements include the consolidated financial results of the Operating Subsidiaries. At June 30, 2013, we own 9.4% of the economic interest in the Operating Subsidiaries. As a result, we are required to present the 90.6% we do not own (the non-controlling interest) in our consolidated financial statements.

RCS Capital Corporation and Subsidiaries

Liquidity and Capital Resources
The Company's liquidity and capital resources are generated and generally available through cash flows from the operations of the Operating Subsidiaries and interest earned on cash and cash equivalents. We may from time to time issue debt securities in either public or private offerings. The issuance of debt securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
The primary use of existing funds and any funds raised in the future is to expand our lines of business by funding internal growth and by acquiring complementary businesses or for general corporate purposes. The Operating Subsidiaries are party to a management agreement requiring payment of 10% of the combined GAAP net income of the Operating Subsidiaries (and of any additional subsidiaries we may form or potentially acquire from time to time, as we anticipate will be provided in an amendment to the management agreement at any such time) to the Manager. The management fee is computed and due on a quarterly basis.
Dividends
The amount of dividends payable to our stockholders is determined by our Board of Directors and is dependent on a number of factors, including funds available from operations in our operating subsidiaries. Pursuant to the prior authorization of our board of directors, we declared an annual cash dividend of $0.72 per share of Class A common stock, to be paid on a quarterly basis (equal to an annualized dividend rate of approximately 3.6% based on the initial public offering price of $20.00 per share of Class A common stock). Our cash dividend will be payable quarterly on the 7th business day of the first month of each quarter, in respect of the previous quarter, to Class A common stockholders of record at the close of business on the last business day of such previous quarter. Accordingly, our first quarterly cash dividend of $0.18 per share was paid on July 10, 2013, to Class A common stockholders of record at the close of business on June 28, 2013.
Cash Flows
At June 30, 2013 the Company had cash balances of approximately $74.0 million and at June 30, 2012 Realty Capital (the only Operating Subsidiary in operation at the time) had cash balances of approximately $11.3 million.
Net cash provided by operating activities was $61.8 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively. The increases in cash provided by operating activities for the six months ended June 30, 2013 as compared to the comparable period for the prior year, have primarily been due to increases in net income and the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of affiliated and non-affiliated products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly. Increased balances in these accounts, as well as reimbursable expense receivables and investment banking fee receivables are indicative of the increased volume in gross equity capital raised during the six months ended June 30, 2013 and advisory services for certain direct investment programs that commenced operations during 2013, as well as the timing of cash receipts and payments.
Net cash provided by financing activities was $9.8 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively. The financing activity for the six months ended June 30, 2013 included the net proceeds after offering costs and underwriting discounts and commissions of $43.0 million from the Company's initial public offering, partially offset by distributions to non-controlling interest holders of $33.2 million. During comparable period in the prior year, Parent contributed $3.6 million into Realty Capital. We expect all current liquidity needs will be met with cash flows from operations and other activities.

RCS Capital Corporation and Subsidiaries

Tax Receivable Agreement
We entered into a tax receivable agreement with RCAP Holdings, LLC ("Parent") requiring us to pay Parent 85% of the amount of reduction, if any, in U.S. federal, state and local income tax liabilities that we realize (or are deemed to realize upon early termination of the tax receivable agreement or change of control) as a result of the increases in tax basis of its tangible and intangible assets created by Parent's exchanges of its Operating Subsidiaries Units for shares of Class A common stock (with a cancellation of its corresponding shares of our Class B common stock) pursuant to an exchange agreement that we entered into with Parent. Cash payments pursuant to the tax receivable agreement will be our obligation. Our initial public offering did not generate tax benefits and did not require payments pursuant to this agreement. In general, our payments under the tax receivable agreement will not be due until after we have filed our tax returns for a year in which we realize a tax benefit resulting from an exchange; however, the timing of payments could be accelerated upon an early termination of the tax receivable agreement or change in control which could requiring payment prior to our ability to claim the tax benefit on our tax returns. Furthermore, Parent will not be required to reimburse us for any payments previously made under the tax receivable agreement even if the IRS were to successfully challenge the increase in tax basis resulting from an exchange and, as a result, increase our tax liability. The accelerated timing of payments and the increase in our tax liability without reimbursement could affect the cash available to us and could impact our ability to pay dividends.
The primary use of existing funds and any funds raised in the future is to expand our lines of business by funding internal growth and by acquiring complementary businesses or for general corporate purposes. The Operating Subsidiaries are party to a management agreement requiring payment of 10% of the combined GAAP net income of our Operating Subsidiaries (and of any additional subsidiaries that we may form or potentially acquire from time to time, as we anticipate will be provided in an amendment to the management agreement at any such time) to RCS Capital Management, LLC. The management fee is computed and due on a quarterly basis.

Jumpstart Our Business Startups Act of 2012
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations
The Company and its Operating Subsidiaries had no borrowings during 2012, or the first six months of 2013 and had no significant changes in contractual obligations during the periods.

Recently Issued Accounting Pronouncements
We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company's consolidated combined financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our reliance on the direct investment program industry.

RCS Capital Corporation and Subsidiaries

Interest Rate Risk
As with other yield-oriented securities, shares of direct investment programs are impacted by their level of distributions to their investors. The distribution rate is often used by investors to compare and rank similar yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the level of distributions that direct investment programs may make and influence the decisions of investors who are considering investing in their common stock. A rising interest rate environment could have an adverse impact on the common stock price of direct investment programs, their ability to issue additional equity and the cost to them of any such issuance or incurrence. Because we rely heavily on the direct investment program industry, any macroeconomic conditions affecting the industry adversely may negatively impact our results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
Change in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCS Capital Corporation and Subsidiaries

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company is not a party to any material pending legal proceedings.
Item 1A. Risk Factors
Information regarding the Company's risks is set forth under the heading "Risk Factors" in the prospectus included in our Registration Statement on Form S-1 (File No. 333-186819), as amended from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
On June 5, 2013, the registration statement on Form S-1 (File No. 333-186819) filed by RCS Capital Corporation with the SEC covering the initial public offering of up to 2,500,000 shares of Class A common stock for up to an aggregate offering price of $50.0 million was declared effective. The initial public offering included up to 20% of the shares of the Class A common stock being offered by the prospectus for sale, at the public offering price, to our interested directors, officers, employees and other individuals associated with us and members of their families.  On June 10, 2013, RCS Capital Corporation completed the IPO by issuing a total of 2,500,000 shares of Class A common stock. The managing underwriters for the IPO were JMP Securities and Ladenburg Thalmann & Co. Inc. The aggregate offering price to the public was $50.0 million. The aggregate underwriting discount was $3.4 million. In addition to the underwriting discount, we incurred offering expenses of approximately $3.6 million, which were primarily payments to legal and accounting firms and our printer. After deducting the underwriting discount and those expenses, the net proceeds received by us from the IPO were approximately $43.0 million. Our application of the net proceeds is described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

RCS Capital Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation
Date:	August 2, 2013	By:	/s/ WILLIAM M. KAHANE
William M. Kahane
Chief Executive Officer and Director
(Principal Executive Officer)
Date:	August 2, 2013	By:	/s/ BRIAN S. BLOCK
Brian S. Block
Chief Financial Officer, Assistant Secretary and Director
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Amended and Restated Limited Liability Company Agreement of Realty Capital Securities, LLC, dated as of June 10, 2013
10.2*	Amended and Restated Limited Liability Company Agreement of RCS Advisory Services, LLC, dated as of June 10, 2013
10.3*	Amended and Restated Limited Liability Company Agreement of American National Stock Transfer, LLC, dated as of June 10, 2013
10.4*	Registration Rights Agreement among RCS Capital Corporation and the Shareholders Party Thereto, dated as of June 10, 2013
10.5*	Exchange Agreement between RCS Capital Corporation and RCAP Holdings, LLC, dated as of June 10, 2013
10.6*
Tax Receivable Agreement among RCS Capital Corporation, RCAP Holdings, LLC, Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC, dated as of June 10, 2013

10.7*
Services Agreement among Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC and American Realty Capital Advisors, LLC and ARC Advisory Services, LLC, dated as of June 4, 2013 and effective as of January 1, 2013

10.8*	Services Agreement between AR Capital, LLC and RCS Advisory Services, LLC, dated as of June 10, 2013
10.9*
Management Agreement among RCS Capital Corporation, Realty Capital Securities, LLC, RCS Advisory Services, LLC, American National Stock Transfer, LLC and RCS Capital Management, LLC, dated as of June 10, 2013

10.11*
RCS Capital Corporation 2013 Multi-Year Outperformance Agreement, between RCS Capital Corporation, Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC, and RCS Capital Management, LLC, dated as of June 10, 2013

31.1*
Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of RCS Capital Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith