Form 10-Q
period 2013-09-30
RCS Capital Corp
filed 2013-11-13
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35924
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate number of shares of the registrant's Class A and Class B common stock, each $0.001 par value, outstanding as of November 12, 2013 was 26,500,000.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except shares presented at par value)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$71,220	$12,683
Available-for-sale securities	8,596	—
Trading securities	1,023	—
Receivables:
Selling commission and dealer manager fees
Due from affiliates	2,089	1,176
Due from non-affiliates	948	179
Reimbursable expenses and investment banking fees
Due from affiliates	14,197	1,490
Due from non-affiliates	575	61
Due from Parent	740	—
Property and equipment, net	371	113
Prepaid expenses and other assets	2,599	509
Total assets	$102,358	$16,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,416	$1,303
Accrued expenses:
Due to affiliates	4,137	—
Due to non-affiliates	13,032	4,175
Payable to broker-dealers	13,440	5,007
Deferred revenue (affiliated)	3,186	—
Other liabilities	1,045	—
Total liabilities	36,256	10,485
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 2,500,000 issued and outstanding as of September 30, 2013, and no shares authorized, issued or outstanding as of December 31, 2012	3	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 24,000,000 issued and outstanding as of September 30, 2013, and no shares authorized, issued or outstanding as of December 31, 2012	24	—
Additional paid-in capital	43,368	—
Accumulated other comprehensive loss	(32)	—
Retained earnings	188	—
Member's equity	—	5,726
Total stockholders' equity	43,551	5,726
Non-controlling interest	22,551	—
Total liabilities and equity	$102,358	$16,211
See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Selling commissions:
Affiliated products	$106,867	$59,438	$335,181	$127,399
Non-affiliated products	32,299	5,561	73,688	12,286
Dealer manager fees:
Affiliated products	54,069	38,633	194,764	75,206
Non-affiliated products	15,416	2,912	36,822	6,617
Investment banking advisory services:
Affiliated products	7,445	—	15,415	—
Non-affiliated products	—	—	—	925
Transfer agency revenue (affiliated)	2,830	—	5,760	—
Services revenue:
Affiliated products	2,847	243	7,541	742
Non-affiliated products	159	10	459	44
Reimbursable expenses:
Affiliated products	1,722	17	2,642	133
Non-affiliated products	32	2	47	8
Other	99	—	113	36
Total revenues	223,785	106,816	672,432	223,396

Expenses:
Third-party commissions
Affiliated products	106,906	59,424	335,225	127,379
Non-affiliated products	32,299	5,561	73,688	12,285
Third-party reallowance
Affiliated products	18,709	9,373	54,306	19,588
Non-affiliated products	5,400	733	12,031	1,652
Internal commissions, payroll and benefits	31,938	14,306	90,298	32,858
Conferences and seminars	5,476	2,946	17,730	10,524
Travel	2,315	1,302	4,738	4,329
Marketing and advertising	1,655	924	4,876	1,077
Professional fees	1,503	288	3,467	1,104
Data processing	2,045	—	4,388	—
Management fee	1,335	—	2,013	—
Other	2,559	384	4,676	1,060
Total expenses	212,140	95,241	607,436	211,856
Income before taxes	11,645	11,575	64,996	11,540
Provision for income taxes	466	—	626	—
Net income	11,179	11,575	64,370	11,540
Less: net income attributable to non-controlling interests	10,541	11,575	63,530	11,540
Net income attributable to RCS Capital Corporation	$638	$—	$840	$—
Per Share Data			June 10, 2013 to September 30, 2013
Basic and diluted number of shares attributable to Class A stockholders	2,500,000		2,500,000
Net income per share attributable to RCS Capital Corporation	$0.26		$0.34

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$11,179	$11,575	$64,370	$11,540
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(406)	—	(345)	—
Total other comprehensive loss, net of tax	(406)	—	(345)	—
Total comprehensive income	$10,773	$11,575	$64,025	$11,540
Less: Net comprehensive income attributable to non-controlling interests	$10,173	$11,575	$63,217	$11,540
Net comprehensive income attributable to RCS Capital Corporation	$600	$—	$808	$—

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except share amounts)

		Class A Common Stock		Class B Common Stock
	Number of Shares (unclassified)	Number of Shares	Par value	Number of Shares	Par value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interest		Member's Equity	Stockholders' Equity and Non-controlling Interest
Balance, December 31, 2012	—	—	$—	—	$—	$—		$—	$—	$—	$—		$5,726	$5,726
Net income (loss)	—	—	—	—	—	—		(165)	—	(165)	—		47,619	47,454
Issuance of common stock	100	—	—	—	—	—	(a)	—	—	—	—		—	—
Distributions	—	—	—	—	—	—		—	—	—	—		(19,650)	(19,650)
Balance, June 9, 2013	100	—	—	—	—	—		(165)	—	(165)	—		33,695	33,530

Issuance of common stock, net of offering costs	—	2,500,000	3	—	—	43,616		—	—	43,619	—		—	43,619
Reorganization	(100)	—	—	24,000,000	24	—	(b)	165	—	189	33,506		(33,695)	—
Equity-based compensation	—	—	—	—	—	—		—	—	—	462	(c)	—	462
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—		—	(32)	(32)	(313)		—	(345)
Net income	—	—	—	—	—	—		840	—	840	16,076		—	16,916
Distributions to non-controlling interests	—	—	—	—	—	—		—	—	—	(27,180)		—	(27,180)
Dividends declared on Class A common stock	—	—	—	—	—	(248)		(652)	—	(900)	—		—	(900)
Balance, September 30, 2013	—	2,500,000	$3	24,000,000	$24	$43,368		$188	$(32)	$43,551	$22,551		$—	$66,102
_____________________
(a) Represents the initial 100 shares of $0.01 par value common stock issued to the Parent for $100.00, but due to rounding, $1.00 of par value and $99.00 of additional paid-in capital do not appear in the consolidated statement of changes in stockholders' equity.
(b) Represents the reversal of the initial $1.00 aggregate par value common stock and related $99.00 additional paid-in capital.
(c) During the three months ended September 30, 2013, the Company reclassified equity-based compensation from additional paid-in capital to non-controlling interest.

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$64,370	$11,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108	105
Equity-based compensation	462	—
Deferred income taxes	25	—
Loss on the sale of available-for-sale securities	59	—
Change in fair value of trading securities	(23)	—
Increase (decrease) resulting from changes in:
Receivables - selling commissions and dealer manager fees
Due from affiliates	(913)	(642)
Due from non-affiliates	(769)	(108)
Receivables - reimbursable expenses and investment banking fees
Due from affiliates	(12,707)	(480)
Due from non-affiliates	(514)	(75)
Loan receivable	—	77
Due from parent	(740)	557
Prepaid expenses and other assets	(2,115)	(1,034)
Accounts payable	113	(72)
Accrued expenses
Due from affiliates	4,137	—
Due from non-affiliates	8,857	1,545
Payable to broker-dealers	8,433	1,531
Income tax payable	595	—
Deferred revenue	3,186	—
Purchases of trading securities	(1,000)	—
Net cash provided by operating activities	71,564	12,944
Cash flows from investing activities:
Purchase of property and equipment	(366)	(147)
Purchases of available-for-sale securities	(10,000)	—
Proceeds from the sale of available-for-sale securities	1,000	—
Net cash used in investing activities	(9,366)	(147)
Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	—
Payments of offering costs and fees related to the stock issuance	(6,381)	—
Contributions	—	3,646
Distributions to non-controlling interest holders	(46,830)	—
Distributions	—	(5,200)
Dividends paid	(450)	—
Net cash used in financing activities	(3,661)	(1,554)
Net increase in cash	58,537	11,243
Cash and cash equivalents, beginning of period	12,683	3,941
Cash and cash equivalents, end of period	$71,220	$15,184

Non-cash disclosures:
Dividends declared but not yet paid	$450	$—

See Notes to Unaudited Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

1. Organization and Description of the Company
RCS Capital Corporation (the "Company") is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was formed to hold the following subsidiaries (together known as the "Operating Subsidiaries") and to grow business lines under such Operating Subsidiaries:

•
Realty Capital Securities, LLC ("Realty Capital"), a wholesale broker-dealer registered with the U.S. Securities and Exchange Commission (the "SEC") and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). Realty Capital also provides investment banking advisory services and capital markets services;

•	RCS Advisory Services, LLC ("Advisory Services"), a transaction management services business, and its newly formed wholly owned subsidiaries, Scotland Acquisition, LLC and Zoe Acquisition, LLC; and

•	American National Stock Transfer, LLC ("ANST"), an SEC-registered transfer agent.
On June 10, 2013, the Company closed its initial public offering (the "IPO”) of Class A common stock, par value $0.001 per share, in which it sold 2,500,000 Class A shares at $20.00 per share, resulting in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. Concurrently with the closing of the IPO on June 10, 2013, the Company underwent a reorganization, in which RCAP Holdings, LLC (the "Parent”) received 24,000,000 Class B shares, par value $0.001 per share, in exchange for 100 unclassified shares in the Company previously purchased by the Parent.
Concurrently with the commencement of the IPO, the Operating Subsidiaries also underwent a reorganization, in which a new class of operating subsidiary units called "Class A Units," which entitle the holders thereof to voting and economic rights, were issued to the Company, and a new class of operating subsidiary units called "Class B Units," which entitle the holder thereof to economic rights but not voting rights, were issued to the Parent. Also created were "Class C Units" and "LTIP Units." After the subsidiary reorganization and IPO, through their ownership of Class A and Class B units, the Company owned a 9.4% economic interest in the Operating Subsidiaries and the Parent owned a 90.6% economic interest in the Operating Subsidiaries. Prior to the reorganization and IPO, the Parent held a 100% interest in each of the Operating Subsidiaries and the Company.
Upon completion of the reorganization and the IPO, the Company became the managing member of the Operating Subsidiaries and the Company assumed the exclusive right to manage, control and conduct the business and affairs of the Operating Subsidiaries and to take any and all actions on their behalf in such capacity. As a result of this control, the Company consolidates the financial results of the Operating Subsidiaries with its own financial results. Net profits and net losses of the Operating Subsidiaries are allocated to their members pro rata in accordance with the respective percentages of their membership interests in the Operating Subsidiaries. Because the Company and the Operating Subsidiaries were under common control at the time of reorganization, the Company's acquisition of control of the Operating Subsidiaries was accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of the Operating Subsidiaries have been included in the Company’s consolidated financial statements from the date of common control.
Realty Capital, a limited liability company organized in Delaware, is the securities broker-dealer for proprietary products sponsored by AR Capital, LLC (an affiliate) and its affiliates, including publicly registered non-traded real estate investment trusts ("REITs"), a publicly registered non-traded business development company, an open-end registered investment company and, from time to time, programs not sponsored by AR Capital, LLC. Realty Capital also provides investment banking advisory services and capital markets services to affiliated and non-affiliated issuers of public securities in connection with strategic alternatives related to potential liquidity events and other transactions. Realty Capital markets securities throughout the United States by means of a national network of selling group members consisting of unaffiliated broker-dealers and their registered representatives.
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
ANST was organized in Delaware in November 2012 as a limited liability company and commenced operations in January 2013 as a transfer agent. ANST acts as a registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by AR Capital, LLC, effective March 1, 2013. ANST utilizes transfer agency services through third-party service providers.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

2 . Summary of Significant Accounting Policies
Basis of Presentation
The consolidated unaudited financial statements include the accounts of the Company, Realty Capital, Advisory Services and ANST. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated unaudited financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Because of the nature of the Operating Subsidiaries’ business, interim period results may not be indicative of full year or future results. The statements of income for the three and nine months ended September 30, 2012 represent the results of operations of Realty Capital, the only Operating Subsidiary in operation during the period. The statement of financial condition as of December 31, 2012 was derived from the Realty Capital audited financial statements at that date (since it was the only Operating Subsidiary that was operational at that date), but does not include all the information and notes required by U.S. GAAP for complete financial statement presentation. Please refer to the notes to the Realty Capital financial statements for the year ended December 31, 2012 included in the Company's registration statement on Form S-1, as amended, filed with the SEC, for additional disclosures and a description of accounting policies.
Reclassification
Certain reclassifications have been made to the previously issued financial statements to conform to the current period presentation. During the three months ended September 30, 2013, the Company reclassified equity-based compensation from additional paid-in capital to non-controlling interests because the equity awards issued under the OPP (as defined in Note 11) are equity ownership interests in the Operating Subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates, and these differences could be material.
Cash and cash equivalents
Cash and cash equivalents include all highly liquid instruments purchased with original maturities of 90 days or less.
Available-for-sale Securities
Available-for-sale securities represent investments in an equity mutual fund by Advisory Services which consist of shares of AR Capital Real Estate Income Fund. Advisory Services treats these securities as available-for-sale securities with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) and realized gains (losses) recorded in earnings. See Notes 4 and 5 for more information.
Trading Securities
Trading securities represent investments in an equity mutual fund by Realty Capital which consist of shares of AR Capital Real Estate Income Fund. Realty Capital treats these securities as trading securities due to the fact that it is a broker-dealer and records both realized and unrealized gains (losses) in earnings. See Note 5 for more information.
Receivables
Receivables represent selling commission receivables and dealer manager receivables due from affiliates and non-affiliated entities in connection with the distribution of programs sponsored by an affiliate, AR Capital, LLC, and other sponsors. For more information, see “Selling Commissions and Dealer Manager Fees” on page 10.
Reimbursable Expenses and Investment Banking Fees
Reimbursable expenses and investment banking fees represent fees receivable for services provided to affiliates and non-affiliated entities related to investment banking, capital markets and related advisory services performed. For more information, see “Investment Banking Advisory Services” and “Reimbursable Expenses” on page 10.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Other Liabilities
Other liabilities include dividends payable and income taxes payable.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
Realty Capital receives selling commissions and dealer manager fees in connection with the distribution of programs sponsored by AR Capital, LLC and other third-party sponsors. The selling commission and dealer manager fee rates are established jointly in a single contract entered into with each individual issuer. As the dealer manager for, or distributor of offerings, Realty Capital generally receives selling commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, which commissions are then redistributed to those third-party selling group participants who are FINRA member firms. Realty Capital generally receives dealer manager fees of 3.0% of gross offering proceeds for funds raised, a portion of which may be redistributed to those third-party selling group participants who are FINRA member firms. Realty Capital has discretion as to the reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support costs incurred by respective selling group members. Selling commission and dealer manager fee revenues and related expenses are recorded on a trade date basis as securities transactions occur. Selling commission and dealer manager fee revenues earned but not yet received are included in selling commission and dealer manager fees receivable in the consolidated statements of financial condition.
The Company analyzes its contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from suppliers. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including Realty Capital’s position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that Realty Capital’s suppliers bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, Realty Capital concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
Realty Capital, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of securities. Realty Capital works with independent broker-dealers to solicit share subscriptions from their clients. The securities are offered on a "best efforts" basis and Realty Capital is not obligated to underwrite or purchase any shares for its own account.
Investment Banking Advisory Services
Realty Capital, through its investment banking and capital markets division, receives fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with unaffiliated and affiliated public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees that are unpaid are recorded in reimbursable expenses and investment banking fees receivable in the consolidated statement of financial condition. Income from certain investment banking agreements is recorded in deferred revenue in the consolidated statements of financial condition and is recognized over the life of the offering, which is normally 36 months. Income from investment banking agreements that are not deferred is recognized when the transactions are complete or the services have been performed.
Transfer Agency Revenue
ANST receives fees for providing transfer agency and related services. Such fees are charged based on agreements entered into with affiliated issuers of securities on a negotiated basis. Certain fees are billed and recorded monthly based on account activity, such as new account establishment fees and call fees. Other fees, such as account maintenance fees, are billed and recorded ratably.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
Income Taxes
The Company files standalone federal and state income tax returns. Realty Capital, ANST and Advisory Services are treated as disregarded entities up to the date of reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes thereafter. All income and expense earned by Realty Capital, ANST and Advisory Services flows through to their owner through the date of reorganization and to their partners (which includes the Company who is a 9.4% owner of these partnerships) thereafter. Income tax expense from operations and investments of Realty Capital, ANST and Advisory Services is not incurred by Realty Capital, ANST and Advisory Services but is reported by their owner through the date of reorganization and by their partners thereafter.
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
The Company has adopted the authoritative guidance relating to accounting for uncertainty in income taxes. The guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken by the Company. For more information, see Note 6.
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
3. Off-Balance Sheet Risk and Concentrations
The Company is engaged in various trading, brokerage activities and capital raising with counterparties primarily including broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company’s policy to review, as necessary, the credit standing of each counterparty. As of September 30, 2013, the Company had 70% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in four affiliated direct investment programs, and 95% of the total commissions and dealer manager fees receivable concentrated in two affiliated and one non-affiliated direct investment program.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
Advisory Services and Realty Capital hold securities consisting of investments in an affiliated mutual fund that can potentially subject the Company to market risk. The amount of potential gain or loss depends on the fund's performance and overall market activity. Advisory Services and Realty Capital monitor the net asset value on a monthly basis to evaluate its positions, and, if applicable, may elect to sell all or a portion of the investments to limit the loss.
4. Available-for-Sale Securities
The following table presents information about the Company's available-for-sale securities as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Purchases	Sales	Realized Loss	Unrealized Losses	Fair Value	Cost
September 30, 2013
Mutual funds	$10,000	$1,000	$59	$345	$8,596	$8,941
December 31, 2012
Mutual funds	—	—	—	—	—	—

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
The Company's available-for-sale and trading securities trade in active markets and therefore, due to the availability of quoted market prices in active markets are classified as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2013
Mutual funds:
Available-for-sale securities	$8,596	$—	$—	$8,596
Trading securities	1,023	—	—	1,023
Total funds:	$9,619	$—	$—	$9,619
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2013. As of December 31, 2012 the Company had no available-for-sale or trading securities.
6. Income Taxes
As of September 30, 2013, the Company had a deferred tax asset of $0.1 million. Current deferred tax assets consisted primarily of deferred revenues which is included in taxable income currently. The Company had a deferred tax liability of $0.2 million, which consists primarily of prepaid assets deducted for tax purposes earlier than for book purposes.
In accordance with Accounting Standards Codification ("ASC") Topic No. 270, Interim Reporting ("Topic No. 270"), and ASC Topic No. 740, Income Taxes ("Topic No. 740"), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. However, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that "the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate" and allows for its use in the current interim period. For the period ending September 30, 2013, the Company was unable to make a reasonable estimate of its annual effective tax rate because the reorganization in June 2013 would cause the annual effective rate to distort the year-to-date results.  Therefore, the Company has chosen to use its actual effective income tax rate of 1.0% (before discrete items), as the Company believes that this method will yield a more reliable tax provision calculation. The effective rate is significantly below 35% because pretax income includes non-controlling interest (90.6%) of the Operating Subsidiaries, with the remainder, 9.4%, taxable to the Company after June 10, 2013 (the date of reorganization). Taxable income derived by the Company from its 9.4% share of taxable income allocated to it from the Operating Subsidiaries will be taxed at a 40.6% (federal and states) effective tax rate.
The Company believes that, as of September 30, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of September 30, 2013.
The Company will file tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company will be open to audit under the statute of limitations by the Internal Revenue Service for 2013.  The Company or its subsidiaries' state income tax returns will be open to audit under the statute of limitations for 2010 to 2013.
7. Commitments and Contingencies
Leases — Realty Capital leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $0.1 million and $0.04 million for the three months ended September 30, 2013 and 2012, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Legal Proceedings — The Company and the Operating Subsidiaries are involved in legal proceedings from time to time arising out of their business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty what the eventual loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. Other than noted below, there were no legal reserves or payments recorded for this period.
In April 2013, Realty Capital received notice and a proposed Letter of Acceptance, Waiver and Consent ("AWC") from FINRA that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, Realty Capital submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, Realty Capital consented to the imposition of a censure and a fine of $60,000, paid in the second quarter of 2013. Realty Capital believes that the matter will not have a material adverse effect on Realty Capital or its business.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the unaudited consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
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
On September 18, 2013, the Company’s Board of Directors authorized and the Company declared a cash dividend for the third quarter of 2013 for its Class A common stock. The cash dividend was paid on October 9, 2013 to record holders of the Company’s Class A common stock at the close of business on September 30, 2013 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the second quarter of 2013.
Class B Common Stock. The Parent owns 24,000,000 Class B Units of each operating subsidiary and 24,000,000 shares of the Company’s Class B common stock. Currently, Class B common stock entitles holders to four votes per share; provided, however, that the Company’s certificate of incorporation provides that so long as any of the Class B common stock remains outstanding, the holders of Class B common stock always will have a majority of the voting power of the Company’s outstanding common stock, and thereby control the Company. Class B common stock holders have no economic rights (including no rights to dividends and distributions upon liquidation). Immediately following the conversion from 100 unclassified shares, the Parent, as holder of Class B common stock, held 0% of the economic rights and the majority of the voting rights of the Company.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Equity Plan. The RCS Capital Corporation Equity Plan provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards to RCS Capital Management, LLC (the "Manager"), including under the Outperformance Agreement, non-executive directors, officers and other employees and independent contractors, including employees or directors of the Manager and its affiliates who are providing services to the Company. The Manager is an entity under common control with the Parent. The maximum number of shares of Class A common stock that may be made subject to awards under the equity plan is initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be made subject to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a fully diluted basis) at any time following such increase (subject to the registration of the increased number of available shares).

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

9. Earnings Per Share
Basic earnings per share is computed by dividing net income available to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of Class A common stock that would have been outstanding if dilutive potential shares of Class A common stock had been issued. The following table presents the calculation of basic and dilutive earnings per share for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings for basic and diluted earnings per common Class A share:
Net income	$11,179	$11,575	$64,370	$11,540
Net income attributable to noncontrolling interests	10,541	11,575	63,530	11,540
Net income attributable to common stockholders	$638	$—	$840	$—

Shares:
Average Class A shares used in basic and diluted computation(1)	2,500,000	N/A	2,500,000	N/A

Earnings per common Class A share
Basic and diluted	$0.26	N/A	$0.34	N/A
_____________________
(1)Reflects the 2,500,000 shares of Class A common stock offered in the IPO. Shares of Class B common stock have no economic rights, including no rights to dividends, and therefore are excluded from the net income per share computation.
Dividends per share of Class A common stock declared during the period ended June 30, 2013 were $0.18 per share to stockholders of record at the close of business on June 28, 2013, and were paid on July 10, 2013.
Dividends per share of Class A common stock declared during the three months ended September 30, 2013 were $0.18 per share to stockholders of record at the close of business on September 30, 2013, and were paid on October 9, 2013.
10. Net Capital Requirements
Realty Capital is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of the greater of $100,000 or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of September 30, 2013, Realty Capital had net capital of $41.0 million which was $38.9 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 0.77 to 1. As of December 31, 2012, net capital was $3.4 million which was $2.7 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 3.07 to 1.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

11. Affiliate Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The Company earned revenues of $175.8 million and $561.3 million for the three and nine months ending September 30, 2013, respectively, from affiliated products. For the three and nine months ended September 30, 2012, the Company earned $98.3 million and $203.5 million, respectively, from affiliated products. As of September 30, 2013, the receivables for such revenues were $16.3 million.
The Operating Subsidiaries were initially capitalized and funded by the Parent. During the year ended December 31, 2012, Realty Capital received financial support from the Parent through capital contributions and expense allocation agreements. Through an agreement with an affiliate, Realty Capital was allocated certain operating expenses including occupancy, professional services, communications and data processing, advertising and employee benefits. The total expense allocation for the three and nine months ended September 30, 2012, was approximately $0.2 million and $0.5 million, respectively.
Beginning on January 1, 2013, the affiliate expense allocation arrangement was terminated. Pursuant to the new services agreement, AR Capital, LLC charges the Operating Subsidiaries for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company paid $1.0 million and $2.5 million for the three and nine months ending September 30, 2013, respectively. As of September 30, 2013, the payable for such expenses is $0.4 million.
The Company incurs expenses directly for certain services it receives. The Company either allocates these expenses to the Operating Subsidiaries or causes the Parent to pay its portion based on the Parent’s ownership interest. Expenses that are directly attributable to a specific Operating Subsidiary are allocated to the appropriate Operating Subsidiary at 100%. Expenses that are not specific to an Operating Subsidiary are allocated in proportion to income before taxes, management fees, incentive fees and outperformance fees.  The intercompany receivables and payables for these expenses are eliminated in consolidation and are settled quarterly. For the three and nine months ended September 30, 2013, the Operating Subsidiaries incurred $2.0 million for such expenses. There were no expenses payable by the Parent as of September 30, 2013.
From time to time, the Parent may purchase shares of the Company's Class A common stock in the secondary market. As of September 30, 2013, the Parent owned 2.06% of the Company's Class A common stock outstanding.
Management Agreement. Pursuant to the management agreement, the Manager implements the Company's business strategy, as well as the business strategy of the Operating Subsidiaries, and performs executive and management services for the Company and Operating Subsidiaries, subject to oversight, directly or indirectly, by the Company's Board of Directors.
The Company, together with the Operating Subsidiaries, pays the Manager a management fee in an amount equal to 10% of the aggregate U.S. GAAP net income of the Operating Subsidiaries (and of any additional subsidiaries that the Parent may form or potentially acquire from time to time, anticipating such additional subsidiaries will be provided in an amendment to the management agreement at any such time), calculated and payable quarterly in arrears, subject to the aggregate U.S. GAAP net income of the Operating Subsidiaries being positive for the current and three preceding calendar quarters.
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
Core Earnings is a non-U.S. GAAP measure and is defined as U.S. GAAP net income (loss) of RCS Capital Corporation, excluding non-cash equity compensation expense, management fees, incentive fees, acquisition fees, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between the Manager and the independent directors and after approval by a majority of the independent directors.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Such management and incentive fee calculations commenced on June 10, 2013, the date the offering was completed. For periods less than four quarters or 12 months, the calculations are based on a pro rata concept starting with the quarter ended June 30, 2013.
The management fee earned by the Manager for the period June 10, 2013 (commencement date of the agreement) to September 30, 2013 was $2.0 million, which is the expense recorded by the Company for the nine months ended September 30, 2013. The management fee earned by the Manager for the three months ended September 30, 2013 was $1.3 million. The payable for such expense is included in other liabilities within the accompanying consolidated statements of financial condition.
The incentive fee earned by the Manager for the period June 10, 2013 (commencement date of the agreement) to September 30, 2013, was $0.1 million, which is the expense recorded in other expense by the Company for the nine months ended September 30, 2013. The incentive fee earned by the Manager for the three months ended September 30, 2013, was $0.1 million. The payable for such expense is included in accrued expenses - due to affiliates within the accompanying consolidated statements of financial condition.
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
Amounts earned under the OPP will be issued in the form of LTIP Units, which represent units of equity ownership in the Operating Subsidiaries that are structured as profits interest therein. The independent directors of the Company will determine the allocation of the LTIP Unit grants from among the Operating Subsidiaries based upon any reasonable method as determined in their sole discretion. Subject to the Manager's continued service through each vesting date, 1/3 of any amount earned will vest on each of the third, fourth and fifth anniversaries of the commencement date. The issuance of the LTIP Units will entitle the Manager to receive the same per unit cash distributions as the other outstanding units of the Operating Subsidiaries. Upon the occurrence of specified events, LTIP Units can over time achieve full parity with the other outstanding units of the Operating Subsidiaries and therefore accrete to an economic value for the holder equivalent to that of the other outstanding units of the Operating Subsidiaries.
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
•Expected dividend yield of 3.6% ; and
•Volatility of 35.0% based on the historical and implied volatility of the peer group of companies
For the three and nine months ended September 30, 2013, the Company recognized $0.4 million and $0.5 million, respectively, which is included in other expenses in the consolidated statements of income. As of September 30, 2013, total future compensation cost to be incurred related to the OPP Cap is $4.9 million, which is expected to be recognized over a period of 5 years.
RCS Advisory Services, LLC — AR Capital, LLC Services Agreement. Advisory Services entered into a services agreement with AR Capital, LLC, pursuant to which it provides AR Capital, LLC and its subsidiaries with transaction management services (including, transaction management, compliance, due diligence, event coordination and marketing services, among others), in connection with the performance of services to certain AR Capital, LLC sponsored companies.
Registration Rights Agreement. The Company entered into a registration rights agreement with the Parent and the Manager pursuant to which the Company will grant (i) the Parent, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act shares of its Class A common stock issuable upon exchange of the Operating Subsidiaries Units (and cancellation of corresponding shares of its Class B common stock) held or acquired by them, and (ii) the Manager, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act any equity-based awards granted to the Manager under the equity plan.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Exchange Agreement. The Parent entered into an exchange agreement with the Company under which the Parent will have the right, from time to time, to exchange its Operating Subsidiaries Units for shares of Class A common stock of the Company on a one-for-one basis. Pursuant to the exchange agreement, the parties have agreed to preserve their relative ownership of the Class A common stock, Class B common stock, Class A Units of the Operating Subsidiaries and Class B Units of the Operating Subsidiaries and, accordingly, that the transfer of units of an Operating Subsidiary to a transferee thereof shall be accompanied by the simultaneous transfer of an equal number of the same class, series or type of units of the other Operating Subsidiaries to such transfer. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock will be canceled. The Parent does not intend to exchange any of its Operating Subsidiaries Units for shares of the Company's Class A common stock during the 180 days following June 5, 2013, which is December 2, 2013. Any such exchange by the Parent will result in dilution of the economic interests of the Company's public stockholders. Any exchange of Operating Subsidiaries Units generally will be a taxable event for the Parent. As a result, at any time following the 180 days after June 5, 2013, the Parent will be permitted to sell shares of Class A common stock.
If the Parent exchanges its Operating Subsidiaries Units for shares of the Company's Class A common stock, the Company's membership interests in the Operating Subsidiaries will be correspondingly increased and the Parent's corresponding shares of Class B common stock will be canceled. Because each share of Class B common stock initially will entitle the holder thereof to four votes, whereas each share of Class A common stock offered hereby will entitle the holder thereof to one vote, and because each share of Class A common stock issued to the Parent upon exchange of its Operating Subsidiaries Units will correspond to the cancellation of one share of Class B common stock held by the Parent, an exchange of one Operating Subsidiaries Unit for one share of Class A common stock will decrease the voting power of the Parent by three votes and consequently increase the voting power of the public stockholders; provided, however, that the Company's certificate of incorporation provides that so long as any of its Class B common stock remains outstanding, the holders of its Class B common stock always will have a majority of the voting power of its outstanding common stock, and thereby control the Company. The percentages of voting power in the Company will change accordingly.
Amended and Restated Limited Liability Company Agreements of the Operating Subsidiaries. The form of the amended and restated limited liability company agreement of each of the Operating Subsidiaries was filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. The amended and restated operating agreements provide that going forward, any time the Company issues a share of its Class A common stock, the Company will transfer the net proceeds received by it with respect to such share, if any, to the Operating Subsidiaries (allocated among them in accordance with their relative equity values at the time) and each of them shall be required to issue to the Company one Class A Unit. Conversely, if at any time going forward, any shares of its Class A common stock are redeemed by the Company for cash, the Company can cause the Operating Subsidiaries, immediately prior to such redemption of the Company's Class A common stock, to redeem an equal number of Class A Units of each operating subsidiary held by the Company, upon the same aggregate terms and for the same price, as the shares of the Class A common stock are redeemed.
American National Stock Transfer, LLC - Transfer Agent Services Agreement. ANST has entered into a services agreement with AR Capital, LLC, pursuant to which it will provide transfer agent services to AR Capital sponsored REITs. The agreement provides for an initial term of ten years. The agreement provides that each REIT must pay a minimum monthly fee as well as additional ad hoc service fees and related expense reimbursements.
Tax Receivable Agreement. The Company entered into a tax receivable agreement with the Parent requiring the Company to pay to the Parent 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that the Company realizes (or is deemed to realize upon early termination of the tax receivable agreement or change of control) as a result of the increases in tax basis of its tangible and intangible assets created by the Parent's exchanges of its Operating Subsidiaries Units for shares of Class A common stock (with a cancellation of its corresponding shares of the Company's Class B common stock) pursuant to the exchange agreement. Cash payments pursuant to the tax receivable agreement will be the Company's obligation. The initial public offering did not generate tax benefits and did not require payments pursuant to this agreement. In general, the Company's payments under the tax receivable agreement will not be due until after the Company has filed its tax returns for a year in which the Company realizes a tax benefit resulting from an exchange; however, the timing of payments could be accelerated upon an early termination of the tax receivable agreement or change in control which could require payment prior to the Company's ability to claim the tax benefit on its tax returns. Furthermore, the Parent will not be required to reimburse the Company for any payments previously made under the tax receivable agreement even if the IRS were to successfully challenge the increase in tax basis resulting from an exchange and, as a result, increase the Company's tax liability. The accelerated timing of payments and the increase in the Company's tax liability without reimbursement could affect the cash available to it and could impact its ability to pay dividends.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

AR Capital Real Estate Income Fund. As of September 30, 2013, Advisory Services and Realty Capital had investments in the AR Capital Real Estate Income Fund of $8.6 million and $1.0 million, respectively.  As of December 31, 2012 Advisory Services and Realty Capital had no such investments.
12. Segment Reporting
The Company operates through its three Operating Subsidiaries in four principal segments: Wholesale Broker-Dealer; Transaction Management; Investment Banking and Capital Markets; and Transfer Agent. Realty Capital, the Company's Wholesale Broker-Dealer segment, includes the Company's alternative investment program activities and is the distributor or dealer manager for proprietary and non-proprietary publicly registered non-exchange traded ("non-traded") securities and for an open-end mutual fund. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States.
Transaction Management is provided by Advisory Services whose activities support the alternative investment programs distributed by Realty Capital. These activities include: services related to offering registration and blue sky filings; regulatory advice; registration maintenance; transaction management; marketing support; due diligence support; events; training and education; conference management; and strategic advice.
The Investment Banking and Capital Markets segment is a division of Realty Capital and includes the Company's strategic advisory and capital markets services focused, in part, on the direct investment program industry. Activities related to the Investment Banking and Capital Markets segment include: corporate strategic planning and advice; and sourcing, structuring and maintaining debt finance and derivative arrangements.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table presents the Company's net revenues, expenses and income before taxes by segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Wholesale broker-dealer:
Revenues	$208,891	$106,816	$641,526	$222,471
Expenses	203,956	95,241	589,803	211,856
Income	$4,935	$11,575	$51,723	$10,615
Transaction management:
Revenues	$4,234	$—	$8,876	$—
Expenses	3,302	—	6,529	—
Income	$932	$—	$2,347	$—
Investment banking and capital markets:
Revenues	$7,566	$—	$15,536	$925
Expenses	2,278	—	4,834	—
Income	$5,288	$—	$10,702	$925
Transfer agent:
Revenues	$3,505	$—	$6,905	$—
Expenses	3,015	—	6,464	—
Income	$490	$—	$441	$—

Revenue reconciliation
Total revenues for reportable segments	$224,196	$106,816	$672,843	$223,396
Intercompany revenues	(411)	—	(411)	—
Total revenues	$223,785	$106,816	$672,432	$223,396

Income reconciliation
Total income for reportable segments	$11,645	$11,575	$65,213	$11,540
Corporate and other expenses	—	—	(217)	—
Income before income taxes	$11,645	$11,575	$64,996	$11,540

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table presents the Company's total assets by segment as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Segment assets:
Wholesale broker-dealer	$72,727	$15,286
Transaction management	7,328	—
Investment banking and capital markets	14,785	925
Transfer agent	5,227	—
Total assets for reportable segments	$100,067	$16,211

Assets reconciliation:
Total assets for reportable segments	$100,067	$16,211
Other assets	2,703	—
Less: intercompany receivables	(412)	—
Total consolidated assets	$102,358	$16,211

13. Subsequent Events
Acquisitions
Hatteras Funds Group: On October 1, 2013, the Company and Scotland Acquisition, LLC (“Purchaser”), a newly formed wholly owned subsidiary of Advisory Services, entered into an asset purchase agreement (the “Purchase Agreement”) with certain principals of the Hatteras Funds Group (defined below), Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment Management, LLC, Hatteras Alternative Mutual Funds LLC, and Hatteras Capital Investment Partners, LLC (each, a “Hatteras Seller,” and, collectively, the “Hatteras Sellers”), and David Perkins, as the sellers’ representative (the “Sellers’ Representative”). The Hatteras Funds Group’s principal business is acting as sponsor of, investment adviser to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered with the SEC.
Pursuant to the terms of the Purchase Agreement, Purchaser will purchase from the Hatteras Sellers, and the Hatteras Sellers will sell to the Purchaser, substantially all the assets related to the business and operations of the Hatteras Sellers and their respective subsidiaries (collectively, the "Hatteras Funds Group"), the Purchaser will assume certain liabilities of such parties and the Company will guarantee certain obligations of the Purchaser.
The initial purchase price to be paid by the Purchaser pursuant to the Purchase Agreement for the Hatteras Funds Group’s assets will be an amount equal to $40.0 million plus or minus the amount of any adjustment to the initial purchase price based on the Hatteras Funds Group’s net working capital and minus the amount of any adjustment to the initial purchase price (not to exceed $3.0 million) based on the Hatteras Funds Group’s net assets under management at closing and projected consolidated pre-tax net income from the date of the closing of the purchase through December 31, 2013. The Company expects to use cash available from its closed initial public offering and ongoing operations to fund the purchase. Additionally, pursuant to the Purchase Agreement, the Purchaser will pay the Hatteras Sellers additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of the Hatteras Funds Group in the fiscal years ending December 31, 2016 and December 31, 2018. The acquisition is expected to be consummated in the first quarter of 2014.
Investors Capital Holdings, Ltd.: On October 2, 2013, the Company entered into a non-binding letter of intent (the “Letter of Intent”) relating to the acquisition of Investors Capital Holdings, LTD. (“ICH”). On October 27, 2013, the Company and Zoe Acquisition, LLC (“MergerSub”), a newly formed wholly-owned subsidiary of the Company, entered into an agreement and plan of merger (the “Merger Agreement”) with ICH.
 ICH is a financial service holding company that operates primarily through its wholly owned broker-dealer and registered investment adviser subsidiary, Investors Capital Corporation (“ICC”).  ICC provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance and also provides investment advisory and asset management services.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

 Pursuant to the terms and subject to the conditions of the Merger Agreement, MergerSub will merge with and into ICH (the “Merger”), with ICH surviving as a wholly-owned subsidiary of the Company. The Company expects that ICH’s business, once acquired, will operate independently of the Company’s wholesale broker-dealer subsidiary, Realty Capital, and function as a separate business unit alongside the Company’s existing operating subsidiaries.
 The Merger Agreement provides that each holder of shares of common stock of ICH may, subject to the limitation described below, elect to receive, at the effective time of the Merger, either cash or shares of Class A common stock of the Company. Holders of shares of common stock of ICH who elect to receive cash will receive $7.25 per share of ICH common stock. Holders of shares of common stock of ICH who elect to receive shares of the Company’s Class A common stock will receive a number of such shares equal to the quotient of $7.25 divided by the volume weighted average trading price of a share of the Company’s Class A common stock for the five consecutive trading days immediately preceding the closing of the Merger. Holders who fail to make an election will automatically receive shares of the Company’s Class A common stock. The Merger Agreement provides that, in no event may the portion of the total merger consideration payable in cash exceed 60% of the total merger consideration, with a pro-rata adjustment if cash elections are made with respect to a number of shares of ICH common stock that would otherwise cause the cash consideration payable in the Merger to exceed such 60% threshold. Based on the issued and outstanding shares of common stock of ICH and shares of common stock of ICH issuable upon exercise of outstanding stock options as of October 25, 2013, the aggregate merger consideration payable in the Merger is approximately $52.5 million.
 The completion of the Merger is subject to satisfaction or waiver of a number of conditions, including: (i) adoption of the Merger Agreement by the affirmative vote (in person or by proxy) of the holders of at least a majority of all outstanding shares of common stock of ICH; (ii) approval for listing on the New York Stock Exchange of the Class A common stock issued in the Merger; (iii) there being no law or injunction prohibiting consummation of the Merger; (iv) the effectiveness of a registration statement on Form S-4 with respect to the Class A common stock to be issued pursuant to the Merger; (v) FINRA’s approval to allow for certain changes in control of ICH’s FINRA-regulated broker-dealer businesses; (vi) the absence of a “material adverse effect” affecting the other party; (vii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants. In addition, the Company’s obligation to close is subject to the conditions that ICH maintain certain agreed levels of “gross dealer concessions”, “assets under administration” and “working capital.”

RCS Capital Corporation and Subsidiaries
September 30, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains or incorporates by reference "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words "believe," "intend," "may," "will," "should," or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, and other results, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:
•the description of our business and risk factors contained in the prospectus included in our Registration Statement on Form S-1 (File No. 333-186819), as amended from time to time;
•the discussion of our analysis of financial condition and results of operations contained in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations";
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
Executive Summary
We operate principally through four business segments: Wholesale Broker-Dealer; Transaction Management; Investment Banking and Capital Markets; and Transfer Agent. Revenues are driven by the level of gross equity capital raised in the investment offerings; the number and size of broker-dealers that distribute our investment products; the number and size of mergers and acquisition activity and the number of investor accounts. Our four segments are discussed below in more detail. Our revenue growth and profitability can be impacted by both internal and external factors. The equity market environment, the economic environment and the number of broker-dealers distributing our products can have a negative impact on revenues and profitability as can investor interest in our products, our service and investment product competitiveness. To mitigate this risk, we are actively pursuing several strategic acquisition opportunities to both complement our business and diversify our revenue stream. We began executing on this strategy through an asset purchase agreement for an alternative investment funds group and a merger agreement with an independent broker-dealer and investment advisor (See Note 13 for more information).
The Wholesale Broker-Dealer division distributes affiliated and non-affiliated publicly registered non-traded REITs, a publicly registered non-traded business development company ("BDC"), and an open-end registered investment company ("Mutual Fund") through a national network of broker-dealers. This network includes independent broker-dealers, bank affiliated broker-dealers and registered investment advisors ("RIAs"). The Wholesale Broker-Dealer receives selling commissions and dealer manager fees from the REITs, a BDC and a mutual fund. A portion of these fees are paid to the broker-dealers that distribute these products and to the Wholesale Broker-Dealer's sales force. The selling commissions are generally up to 7% and the dealer manager fees are up to 3% of the gross offering proceeds. During the three months ended September 30, 2013, we reexamined the business practice, last considered in late 2011, of underwriting compensation collected on proceeds raised with respect to shares purchased through RIAs. See Critical Accounting Policies and Estimates on page 24 for more information. During the nine months ended September 30, 2013 and 2012, equity capital raised for affiliated offerings via RIAs were $540.5 million and $203.6 million, respectively.
Transaction Management performs a number of services to the affiliated and non-affiliated REITs, the BDC and the Mutual Fund. These services include marketing support, due diligence advice and strategic advice along with providing training and education and conference management in connection with liquidity events and other strategic transactions. Transaction Management derives most of its revenues through hourly billings for providing these services. Additional revenues are earned through expense reimbursements. The number, size and complexity of the strategic transactions and liquidity events we service can impact revenue levels and growth.

RCS Capital Corporation and Subsidiaries
September 30, 2013

The Investment Banking and Capital Markets division provides advisory services to affiliated and non-affiliated REITs and the BDC. These services include mergers and acquisitions structuring and strategic advice. The size, complexity and type of service drive the revenue derived by these services. Typically, the fee earned on investment banking transactions is an agreed upon percentage of the transaction price.
The Transfer Agent provides registrar services to affiliated and non-affiliated REITs and the BDC. These services include record-keeping, transfer, issuance and cancellation of shares in the REITs and BDCs serviced. Revenues are derived by the number of REITs and the BDC services are provided to, as well as the number of accounts and related activity. The Transfer Agent charges a monthly flat fee to each REIT or the BDC serviced plus per account charges and transactional charges.
Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements. Set forth below is a summary of the critical accounting policies and significant accounting estimates that management believes are important to the preparation of our financial statements or are essential to understanding of our financial position and results of operations. These significant accounting policies and estimates include:
Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses
We believe that revenue and expense recognition for selling commissions and dealer manager fees and the related expenses is a critical accounting policy in the preparation of our financial statements as well as to an understanding of our financial position and results of operations.
Realty Capital records selling commission revenues and dealer manager fees and the related commission expenses and reallowance expenses on a trade date basis in connection with the distribution of programs sponsored by an affiliate, AR Capital, LLC, and other sponsors. Realty Capital, serving as a dealer manager, also records dealer manager fees and the related reallowance expenses in connection with the wholesale distribution of securities.
We analyze our contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from suppliers. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including our position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that our suppliers bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, we concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
During the three months ended September 30, 2013, we modified our approach with respect to revenues derived from the sale of securities purchased through fee-based advisors.  This modified business practice does not constitute a change in accounting policy.
Internal commissions, payroll and benefits expenses
Included in internal commissions, payroll and benefits in the consolidated statements of income is performance based compensation. The determination of performance based compensation involves a high degree of judgment by management and takes into account our actual operating performance, conditions in our industry and other macroeconomic factors. It is possible that revisions to our estimate of performance based compensation could affect our results of operations in any reporting period.
Income taxes
We are subject to the income tax laws of the U.S and those states in which we conduct business. These laws can be complex and subject to interpretation. To prepare the consolidated financial statements we may make assumptions or use judgment when interpreting these income tax laws which could impact the provision for income taxes as well as the deferred tax assets and liabilities.
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income taxes if, in management's judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of September 30, 2013 and December 31, 2012 we did not record a valuation allowance.

RCS Capital Corporation and Subsidiaries
September 30, 2013

We have a tax receivable agreement with the Parent. This agreement requires us to pay the Parent if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See Tax Receivable Agreement on page 30 and Note 11 for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period.
2013 Manager Multi-Year Outperformance Agreement
We have a performance-based bonus award agreement with the Manager, which is intended to further align the Manager’s interests with those of us and our stockholders. The award requires the use of estimates and judgment regarding our achievement of the total return to stockholders which includes both share price appreciation and common stock dividends, as measured against a peer group of companies, for the three-year performance period commencing on the commencement date.
The grant date fair value of the OPP award is determined utilizing a Monte Carlo simulation technique under a risk-neutral premise and uses significant assumptions including the risk free rate of interest, the expected dividend yield and the historical and implied volatility of peer group of companies. See Note 11 for more information.
Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$223,785	$106,816	110%	$672,432	$223,396	201%
Expenses	212,140	95,241	123%	607,436	211,856	187%
Income before taxes	11,645	11,575	1%	64,996	11,540	463%
Provision for income taxes	466	—		626	—
Net income	$11,179	$11,575	(3)%	$64,370	$11,540	458%
We recorded net income of $11.2 million for the three months ended September 30, 2013 compared to net income of $11.6 million for the three months ended September 30, 2012. Revenues for the three months ended September 30, 2013 increased $117.0 million, or 110%, to $223.8 million, as compared to $106.8 million for the three months ended September 30, 2012.
We recorded net income of $64.4 million for the nine months ended September 30, 2013 compared to net income of $11.5 million for the nine months ended September 30, 2012. Revenues for the nine months ended September 30, 2013 increased $449.0 million, or 201%, to $672.4 million, as compared to $223.4 million for the nine months ended September 30, 2012.
Revenue increased for both the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to an increase in gross equity capital raised by serving as dealer manager with respect to direct investment programs through our wholesale broker-dealer business. Equity capital raised increased 204% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013, also contributed to the increased revenues.
Expenses for the three months ended September 30, 2013 increased $116.9 million, or 123%, to $212.1 million, as compared to $95.2 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, expenses increased $395.6 million, or 187%, to $607.4 million compared to $211.9 million for the nine months ended September 30, 2012. The increase for both the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2013 primarily reflected higher selling expenses in our wholesale broker-dealer which increased in tandem with corresponding revenues. The operational set-up of our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013, also contributed to the increased expenses.

RCS Capital Corporation and Subsidiaries
September 30, 2013

Wholesale Broker-Dealer
The following table provides an overview of the results of operations of our Wholesale Broker Dealer business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$208,891	$106,816	96%	$641,526	$222,471	188%
Expenses	$203,956	$95,241	114%	$589,803	$211,856	178%
Revenues - Our revenues are primarily driven by the amount of gross equity capital being raised by the selling of direct investment programs by broker-dealers with whom Realty Capital has a dealer manager relationship. To the extent that we are able to increase our market share with direct investment sponsors in addition to AR Capital, LLC, and the overall direct investment program industry continues to expand, our revenues should also increase. Although the most direct beneficiary of an increase in the amount of equity capital being raised would be our wholesale broker-dealer, we reasonably expect the other segments to also benefit from increasing volumes within investment banking, capital markets, transaction management and the transfer agency business.
Revenues for the three months ended September 30, 2013 increased $102.1 million, or 96%, to $208.9 million, as compared to $106.8 million for the three months ended September 30, 2012. Revenues generated by serving as dealer manager with respect to the raising of equity capital for non-affiliated offerings represented 23% and 8% of the total revenues for the three months ended September 30, 2013 and 2012, respectively. Revenues for the three months ended September 30, 2013 decreased $11.9 million, or 5%, to $208.9 million, as compared to $220.8 million for the three months ended June 30, 2013. During the three months ended September 30, 2013, we reexamined the business practice, last considered in late 2011, of underwriting compensation collected on proceeds raised with respect to shares purchased through RIAs. This change resulted in a decrease in revenues by $11.1 million for the three months ended September 30, 2013. For the three months ended September 30, 2013, Realty Capital served as dealer manager with respect to $2.4 billion in gross equity capital raised, representing an increase of approximately 85% compared to the three months ended September 30, 2012 and an increase of 13% compared to the three months ended June 30, 2013. As of September 30, 2013, Realty Capital had 298 selling relationships with broker-dealers and over 74,000 registered representatives. This network of broker-dealers and registered representatives increased approximately 5% and 2%, respectively, compared to June 30, 2013.
Revenues for the nine months ended September 30, 2013, increased $419.1 million, or 188%, to $641.5 million, compared to $222.5 million for the nine months ended September 30, 2012. Revenues generated by serving as dealer manager with respect to the raising of equity capital for non-affiliated offerings represented 17% and 8% of the total revenues for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, Realty Capital served as dealer manager with respect to $6.8 billion in gross equity capital raised, representing an increase of 204% compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013 our market share of the total equity capital raised in the entire direct investment real estate channel was 37%, according to investment bank, Robert A. Stanger & Co, Inc. As of September 30, 2013, our network of broker-dealers and registered representatives increased approximately 7% and 4%, respectively, compared to September 30, 2012.
Expenses - Expenses related to the activities of serving as dealer manager with respect to the raising of gross equity capital are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses remain relatively constant compared to revenues, resulting in increased profitability. For the three months ended September 30, 2013, expenses increased $108.7 million, or 114%, to $204.0 million, as compared to $95.2 million for the three months ended September 30, 2012. While expenses for the three months ended September 30, 2013 increased directionally with the increase in revenues, they grew at a faster pace than revenues reflecting expenses such as management fees, outperformance expenses and other expenses that we did not incur prior to becoming a publicly traded company. For the nine months ended September 30, 2013, expenses increased $377.9 million, or 178%, to $589.8 million compared to $211.9 million for the nine months ended September 30, 2012. The selling expense portion of expenses increased proportionately to revenues, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

RCS Capital Corporation and Subsidiaries
September 30, 2013

Transaction Management
The following table provides an overview of the results of operations of our Transaction Management business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$4,234	$—	—	$8,876	$—	—
Expenses	$3,302	$—	—	$6,529	$—	—
Revenues - Transaction Management revenues for the three months ended September 30, 2013 were $4.2 million, an increase of 79% compared to the three months ended June 30, 2013 due in part to $0.9 million in fees earned from the merger of two affiliate sponsored REITs. Revenues for the nine months ended September 30, 2013 were $8.9 million. Transaction Management began operations in January 2013, therefore, no comparable prior year results are available.
Expenses - Expenses for the Transaction Management division of $3.3 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, were primarily personnel related costs and transactions costs. For the three months ended September 30, 2013, expenses for the Transaction Management division increased 64% compared to the three months ended June 30, 2013 primarily due to higher professional fees related to certain strategic acquisition opportunities. We may continue to incur higher professional fees as we pursue such opportunities with the aim of both complementing our business and diversifying our revenue stream.
Investment Banking and Capital Markets
The following table provides an overview of the results of operations of our Investment Banking and Capital Markets division (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$7,566	$—	—	$15,536	$925	1,580%
Expenses	$2,278	$—	—	$4,834	$—	—
Revenues - Investment Banking and Capital Markets revenues for the three months ended September 30, 2013 were $7.6 million, an increase of 69% compared to the three months ended June 30, 2013 primarily reflecting an increase in capital markets fees. Investment Banking and Capital Markets revenues for the nine months ended September 30, 2013, were $15.5 million. The primary driver of revenues for the three and nine months ended September 30, 2013 was fees earned related to capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored by AR Capital, LLC. The segment's investment banking activities increased significantly during the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012 due to an increase in the number and size of closed capital markets and mergers and acquisition transactions, reflecting the fact that substantially all of the Investment Banking and Capital Markets division’s operations began in January 2013. We believe that revenues for the Investment Banking and Capital Markets division will continue to grow during the fourth quarter of 2013 and in early 2014 due to fees we expect to earn from our pipeline of activity from direct investment programs offered by AR Capital, LLC.
Expenses - Expenses for the Investment Banking and Capital Markets division of $2.3 million and $4.8 million for the three and nine months ended September 30, 2013, respectively were primarily personnel related costs. These costs, including operating and occupancy costs, were not incurred by this segment in 2012 as these expenses were incurred at Realty Capital. In 2013, pursuant to a new expense sharing agreement, these costs were allocated to the Investment Banking and Capital Markets division.

RCS Capital Corporation and Subsidiaries
September 30, 2013

Transfer Agent
The following table provides an overview of the results of operations of our Transfer Agent (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$3,505	$—	—	$6,905	$—	—
Expenses	$3,015	$—	—	$6,464	$—	—
Revenues - Revenues are earned as a result of the service fees charged by ANST to the various REITs and other issuers for which it serves as transfer agent. Such fees are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls). During the three months ended September 30, 2013, ANST took another step toward a business model positioned for profitable growth. Services customarily provided by a third-party provider are now provided by ANST and a third-party provider, which we expect will increase the profitability of ANST over time.
Revenues for the three and nine months ended September 30, 2013 were $3.5 million and $6.9 million, respectively. ANST began operations in January 2013 and, accordingly, there are no comparable 2012 results. For the three months ended September 30, 2013, revenues increased 48% compared to the three months ended June 30, 2013. ANST provided transfer agency services to approximately 200,000 accounts during the three months ended September 30, 2013, compared to approximately 158,000 accounts during the three months ended June 30, 2013. The number of accounts being opened and/or serviced by ANST should continue to increase in the fourth quarter of 2013 as long as sales of REIT shares also continue to increase.
Expenses - Personnel costs and the costs of a third-party system and service provider are the primary expenses that offset transfer agency revenues. Under the third-party services agreement, ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing. During the 3rd quarter of 2013, ANST transitioned certain services formerly provided by this vendor. While personnel and systems costs have increased as a result, ANST's total share of the transfer agency fees paid by clients has risen concurrently.
Expenses for the three and nine months ended September 30, 2013 were $3.0 million and $6.5 million, respectively. ANST began operations in January 2013, therefore there are no comparable 2012 results. For the three months ended September 30, 2013, expenses increased 15% compared to the three months ended June 30, 2013, partially due to an increase in personnel and systems costs needed to support the increased activity levels driven by growth in equity capital raised. We believe that these systems costs on a per account basis will decline over time.  In the short term, however, ANST increased staffing levels to provide high quality service and to perform services customarily provided by a third party provider, and incurred higher systems costs to support the increased account level activity driven by the growth in equity capital raised.

Income Taxes
Income tax expense was $0.6 million for the period from June 10, 2013 to September 30, 2013. The effective tax rate for the period from June 10, 2013 to September 30, 2013 was 1.0%. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period. For the quarter ending September 30, 2013, we were unable to make a reasonable estimate of our annual effective tax rate because the reorganization in June 2013 would cause the annual effective rate to distort the year-to-date results.  Therefore, we have chosen to use our actual effective income tax rate of 1.0% (before discrete items), as we believe that this method will yield a more reliable tax provision calculation. The effective rate is significantly below 35% because pretax income includes non-controlling interest (90.6%) of the Operating Subsidiaries, with the remainder, 9.4%, taxable to us after June 10, 2013 (the date of reorganization). Taxable income derived by us from our 9.4% share of taxable income allocated to us from the Operating Subsidiaries will be taxed at a 40.6% (federal and states) effective tax rate.

RCS Capital Corporation and Subsidiaries
September 30, 2013

Non-Controlling Interest
RCS Capital Corporation has a controlling interest in each of Realty Capital, Advisory Services and ANST and, as a result, our financial statements include the consolidated financial results of the Operating Subsidiaries. As of September 30, 2013, we own 9.4% of the economic interest in the Operating Subsidiaries. As a result, we are required to present the 90.6% we do not own (the non-controlling interest) in our consolidated financial statements.
Liquidity and Capital Resources
Currently, our principal use of existing funds and any funds raised in the future are to expand our lines of business through internal growth and by acquiring complementary businesses as well as for the payment of operating expenses and dividends to our investors. In addition, the Operating Subsidiaries are party to a management agreement requiring payment of 10% of the combined U.S. GAAP net income of the Operating Subsidiaries (and of any additional subsidiaries we may form or potentially acquire from time to time, as we anticipate will be provided in an amendment to the management agreement at any such time) to the Manager. The management fee is computed and due on a quarterly basis.
We expect to meet our future short-term operating liquidity requirements through net cash provided by our current operations. Management expects that Operating Subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of dividends to our investors and the management fee to the Manager.
We expect to use cash available from our closed initial public offering and ongoing operations to fund the acquisition of substantially all the assets relating to the business and operations of the Hatteras Funds Group and the ICH merger. See Note 13 for more information.
In order to meet our future long-term liquidity requirements or to pursue strategic acquisition opportunities, we may utilize cash from our initial public offering or cash generated from our current operations or we may from time to time issue equity securities or debt securities in either public or private offerings. The issuance of these securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Dividends
During the three and nine months ended September 30, 2013 we declared $0.5 million and $0.9 million, respectively, in dividends on our Class A common stock.
Cash Flows
As of September 30, 2013 we had cash balances of approximately $71.2 million and as of September 30, 2012 Realty Capital (the only Operating Subsidiary in operation at the time) had cash balances of approximately $15.2 million.
Net cash provided by operating activities was $71.6 million and $12.9 million for the nine months ended September 30, 2013 and 2012, respectively. The increases in cash provided by operating activities for the nine months ended September 30, 2013 as compared to the comparable period for the prior year, have primarily been due to increases in net income and the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of affiliated and non-affiliated products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly. Increased balances in these accounts, as well as reimbursable expense receivables and investment banking fee receivables are indicative of the increased volume in gross equity capital raised during the nine months ended September 30, 2013 and advisory services for certain direct investment programs that commenced operations during 2013, as well as the timing of cash receipts and payments.
Net cash used in investing activities was $9.4 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.  The investing activities for the nine months ended September 30, 2013 included purchases and sales of available-for-sale securities and trading securities as well as the purchase of property and equipment.
Net cash used in financing activities was $3.7 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. The financing activity for the nine months ended September 30, 2013 included the net proceeds after offering costs and underwriting discounts and commissions of $43.6 million from the our initial public offering, partially offset by distributions to non-controlling interest holders of $46.8 million. During the comparable period in the prior year, the Parent contributed $3.6 million into Realty Capital. We expect all current liquidity needs will be met with cash flows from operations and other activities.

RCS Capital Corporation and Subsidiaries
September 30, 2013

Tax Receivable Agreement
We entered into a tax receivable agreement with the Parent requiring us to pay the Parent 85% of the amount of reduction, if any, in U.S. federal, state and local income tax liabilities that we realize (or are deemed to realize upon early termination of the tax receivable agreement or change of control) as a result of the increases in tax basis of its tangible and intangible assets created by the Parent's exchanges of its Operating Subsidiaries Units for shares of Class A common stock (with a cancellation of its corresponding shares of our Class B common stock) pursuant to an exchange agreement that we entered into with the Parent. Cash payments pursuant to the tax receivable agreement will be our obligation. Our initial public offering did not generate tax benefits and did not require payments pursuant to this agreement. In general, our payments under the tax receivable agreement will not be due until after we have filed our tax returns for a year in which we realize a tax benefit resulting from an exchange; however, the timing of payments could be accelerated upon an early termination of the tax receivable agreement or change in control which could requiring payment prior to our ability to claim the tax benefit on our tax returns. Furthermore, the Parent will not be required to reimburse us for any payments previously made under the tax receivable agreement even if the IRS were to successfully challenge the increase in tax basis resulting from an exchange and, as a result, increase our tax liability. The accelerated timing of payments and the increase in our tax liability without reimbursement could affect the cash available to us and could impact our ability to pay dividends.
Jumpstart Our Business Startups Act of 2012 ("JOBS Act")
The JOBS Act permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.
Contractual Obligations
We had no borrowings during the year ended December 31, 2012, or the first nine months ended September 30, 2013 and had no significant changes in contractual obligations during the periods.
Recently Issued Accounting Pronouncements
We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our consolidated combined financial position or results of operations.
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

RCS Capital Corporation and Subsidiaries
September 30, 2013

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by the Quarterly Report on Form 10-Q (the "Form 10-Q") and determined that the disclosure controls and procedures are effective.
Change in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCS Capital Corporation and Subsidiaries
September 30, 2013

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
As of the end of the period covered by the Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors
Information regarding our risks is set forth under the heading "Risk Factors" in the prospectus included in our Registration Statement on Form S-1 (File No. 333-186819), as amended from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
On June 4, 2013, the registration statement on Form S-1 (File No. 333-186819) filed with the SEC covering the initial public offering of 2,500,000 shares of Class A common stock for an aggregate offering price of $50.0 million was declared effective. The initial public offering included up to 20% of the shares of the Class A common stock being offered by the prospectus for sale, at the public offering price, to interested directors, officers, employees and other individuals associated with us and members of their families.  On June 10, 2013, we completed the initial public offering by issuing a total of 2,500,000 shares of Class A common stock. The joint book-running managers for the initial public offering were JMP Securities LLC and Ladenburg Thalmann & Co. Inc. The aggregate offering price to the public was $50.0 million. The aggregate underwriting discount was $3.4 million. In addition to the underwriting discount, we incurred offering expenses of approximately $3.0 million, which were primarily payments to legal and accounting firms and the printer. After deducting the underwriting discount and those expenses, the net proceeds received by us from the initial public offering were approximately $43.6 million. The application of the net proceeds is described in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in the Form 10-Q.

RCS Capital Corporation and Subsidiaries
September 30, 2013

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation
Date:	November 12, 2013	By:	/s/ WILLIAM M. KAHANE
William M. Kahane
Chief Executive Officer and Director
(Principal Executive Officer)
Date:	November 12, 2013	By:	/s/ BRIAN S. BLOCK
Brian S. Block
Chief Financial Officer, Assistant Secretary and Director
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
September 30, 2013

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Investors Capital Holdings, Ltd.
2.2* † (2)
Asset Purchase Agreement, dated as of October 1, 2013, by and among RCS Capital Corporation, Scotland Acquisition, LLC, certain principals of the Hatteras Funds Group, Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment Management, LLC, Hatteras Alternative Mutual Funds LLC, and Hatteras Capital Investment Partners, LLC, and David Perkins

10.12(1)	Voting Agreement, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Timothy B. Murphy
31.1*
Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Written statements of the Principal Executive Officer and Principal Financial Officer of RCS Capital Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation's Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
*     Filed herewith.
†    Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1) Filed as an exhibit to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2013.
(2) Selected schedules have been omitted pursuant to Item 601 (b) (2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of the omitted schedules upon request by the SEC.