Form 10-K
period 2013-12-31
RCS Capital Corp
filed 2014-02-28
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-35924
RCS Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-3894716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(866) 904-2988
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Name of each exchange on which registered:
Common Stock, $0.001 par value per share		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2013 was approximately $41,824,860 based on the New York Stock Exchange closing price for such shares on that date.
The number of outstanding shares of the registrant's Class A and Class B common stock on February 14, 2014 was 26,499,999 shares and one share, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-K
December 31, 2013

i

RCS Capital Corporation and Subsidiaries
December 31, 2013

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” "seeks," “should,” “expects,” “plans,” "intends," “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business, including:

•	our ability to complete the pending acquisitions (as defined below) on the anticipated terms, in the anticipated timeframes or at all;

•	our ability to complete the Cetera financings (as defined below);

•	our ability to integrate the acquired businesses (as defined below) with our existing businesses;

•	whether and when we will be able to realize of the anticipated benefits from the pending acquisitions;

•	adverse developments in the direct investment program industry;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	our ability to retain our senior professionals;

•	pricing and other competitive pressures;

•	changes in laws and regulations and industry practices that adversely affect our business;

•	incurrence of losses in the future;

•	competition from larger firms;

•	larger and more frequent capital commitments by Realty Capital Securities (as defined below);

•	limitations on our access to capital;

•	malfunctioning or failure in our operations and infrastructure; and

•	failure to achieve and maintain effective internal controls.
These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.”
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of events or circumstances that occur after the date on which the statement is made or otherwise.
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:

•
“our company,” “we,” “us” and “our” refer to RCS Capital Corporation, a Delaware corporation, and, unless the context otherwise requires, our operating subsidiaries or any other wholly owned subsidiary of ours, formed for acquisition purposes or otherwise;

•
“RCS Capital” refers to our investment banking and capital markets business, which is a division of our operating subsidiary, Realty Capital Securities, LLC (“Realty Capital Securities”), as well as to our transaction management business, which is operated through our operating subsidiary RCS Advisory Services, LLC (“RCS Advisory”);

•	“RCS Holdings” refers to RCS Capital Holdings, LLC, an intermediate holding company, wholly owned by us, formed in 2014 to own our operating subsidiaries;

•
Our “operating subsidiaries” currently consist of Realty Capital Securities, RCS Advisory and American National Stock Transfer, LLC (“ANST”), each a Delaware limited liability company, and any of which we may refer to as an “operating subsidiary”;

ii

RCS Capital Corporation and Subsidiaries
December 31, 2013

•	“Operating Subsidiaries Unit” refers to a unit consisting of one Class B Unit of each of our operating subsidiaries, collectively;

•
“RCAP Holdings” refers to RCAP Holdings, LLC, a Delaware limited liability company, the holder of the Operating Subsidiaries Unit and as of February 11, 2014, of our sole outstanding share of Class B common stock, that is directly or indirectly controlled by Nicholas S. Schorsch, the executive chairman of our board of directors, and William M. Kahane, our chief executive officer and a member of our board of directors;

•
“RCS Capital Management” refers to RCS Capital Management, LLC, a Delaware limited liability company that is directly or indirectly controlled by Nicholas S. Schorsch, the executive chairman of our board of directors, and William M. Kahane, our chief executive officer and a member of our board of directors, both of whom directly or indirectly control RCAP Holdings, that provides management services to us pursuant to a services agreement;

•
Our “principals” refers to Nicholas S. Schorsch, the executive chairman of our board of directors, and William M. Kahane, our chief executive officer and a member of our board of directors, who directly or indirectly control RCAP Holdings, and “members of RCAP Holdings” refers to the members of RCAP Holdings, which include Messrs. Schorsch and Kahane as well as three other members of our board of directors, namely Edward M. Weil, Jr., Peter M. Budko and Brian S. Block, all of whom are also members of AR Capital, LLC and RCS Capital Management;

•
“American Realty Capital” refers to AR Capital, LLC and, to the extent applicable, the American Realty Capital group of companies, which were founded in 2007 by Nicholas S. Schorsch, the executive chairman of our board of directors, and William M. Kahane, our chief executive officer and a member of our board of directors, to provide sponsors and advisors of direct investment programs with strategic and financial advice in connection with the formation, distribution, maintenance and liquidation phases of their offerings;

•
The “exchange transactions” refers to the series of transactions described under “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - The Exchange Transactions;”

•
The “pending acquisitions” refers to the transactions described in “Item 1. Business - The Pending Acquisitions,” namely our pending transactions to acquire, collectively, Cetera Financial Holdings, Inc. (“Cetera”) through a merger transaction which we refer to as the Cetera merger, First Allied Holdings, Inc. (“First Allied”) through a contribution transaction which we refer to as the First Allied acquisition, Hatteras Investment Partners LLC and certain of its affiliates (“Hatteras”) through an asset purchase transaction which we refer to as the Hatteras acquisition, Investors Capital Holdings, Ltd. (“ICH”) through a merger transaction which we refer to as the ICH merger, J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (collectively, “J.P. Turner”) through a membership interest purchase transaction which we refer to as the J.P. Turner acquisition, and Summit Financial Services Group, Inc. (“Summit”) through a merger transaction which we refer to as the Summit merger;

•	The “acquired businesses” refers collectively to the businesses acquired in the pending acquisitions;

•
The “Cetera financings” refers to the debt and equity financings we expect to enter into in connection with the completion of the Cetera merger as contemplated by the commitment letters described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations,” namely (i) commitments from Barclays Bank PLC and Bank of America, N.A. to provide an aggregate of $725.0 million in indebtedness under revolving and term loan facilities (the “Bank commitment”) and (ii) a commitment from Luxor Capital Group, LP (“Luxor”) to purchase an aggregate of $440 million in convertible notes, convertible preferred securities and common stock (the “Luxor commitment” and, together with the Bank commitments, the “Cetera commitments”); and

•
“REITs” refers to real estate investment trusts for U.S. federal income tax purposes; and “direct investment programs” refers to investment programs which provide for flow-through tax treatment under U.S. tax law, including, but not limited to, REITs and other types of real estate programs, business development companies, equipment leasing programs and oil and gas programs. Generally, securities issued in a direct investment program are not listed on a national securities exchange.

iii

RCS Capital Corporation and Subsidiaries
December 31, 2013

Part I
Item 1. Business
We currently are engaged in the wholesale distribution and investment banking, capital markets and transaction management services businesses through our operating subsidiaries. Prior to our initial public offering in June 2013, RCAP Holdings operated and held a 100% interest in each of our operating subsidiaries. We have entered into agreements to acquire the acquired businesses. Our discussion of our business assumes the consummation of the pending acquisitions. Accordingly, references to our independent retail advice platform, which will consist of independent broker-dealer subsidiaries, and our investment management platform, which will consist of Hatteras, include the current and past operations of the acquired businesses which will only be owned and operated by us following the completion of the pending acquisitions. There can be no assurance that any or all of the pending acquisitions will close.
Overview
After giving effect to the pending acquisitions, we will be an integrated financial services platform that will provide financial advice to approximately 2.6 million households through a network of approximately 8,900 financial advisors as well as institutional financial services. We also provide wholesale distribution, investment banking, capital markets and transaction management services.
Highlights of our businesses will include:

•	$201.9 billion in assets under administration (as of December 31, 2013);

•	$22.7 billion of equity offerings advised (as of December 31, 2013); and

•	$28.1 billion in capital markets and merger and acquisition activity in 2013.
Since 2007, we have focused exclusively on providing financial products and investment solutions to “mass affluent” households, which we define as households with $100,000 to $1,000,000 of investable assets. Based on currently available market data, we expect to be the second largest network of financial advisors in the United States after giving effect to the pending acquisitions.
We are also the leading distributor of direct investment programs in the United States, with a 41.2% market share measured by equity capital raised, for 2013 of non-traded REITs, the largest segment of direct investment programs, according to Robert A. Stanger & Co. (“Stanger”). In addition, our investment banking, capital markets and transaction management services platform was the second largest advisor of real estate mergers and acquisitions transactions in the United States in 2012 and 2013, as measured by total value of announced transactions according to SNL Financial.
After giving effect to the pending acquisitions, we will also provide investment advisory, distribution and other services to investment funds through our investment management platform.
We believe the scope and scale of our business are substantial competitive advantages as they will allow us to provide superior investment products, invest greater resources in advisor training and business development, and create a more attractive platform for financial advisors, thereby increasing financial advisor recruitment and retention.
Source of Growth
Since our initial public offering in June 2013, we have grown rapidly through the successful execution of our strategy, including entering into agreements related to the pending acquisitions, several of which would be transformational, and diversification into high-growth product areas. We believe that completing the pending acquisitions will further enable us to grow our business by increasing our revenues, enabling us to attract and retain financial advisors for our independent retail advice platform and expanding our ability to pursue strategic transactions.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We will also seek to expand our client base to include unrelated third-party sponsors and direct investment programs. We believe that our plans for growth will allow us to increase our revenues and to expand our role with clients as a valued advisor. We intend to continue to grow by:

•
Attracting and retaining financial advisors by continually strengthening our value proposition: We intend to continue growing our business substantially by strengthening our independent retail advice platform and continually investing in the development of cutting-edge technology to increase productivity, efficiency and gross dealer concessions of our existing advisor base. We believe that attracting and retaining high quality financial advisors is critical to our growth strategy. Therefore, we have developed a three-pronged strategy for attracting and retaining advisors. First, we will offer technology support, training, and education and expanded product offerings through our independent retail advice platform. Second, we intend to implement a stock ownership plan for our financial advisors under which financial advisors will be eligible for the grant of options or stock which will vest over a period of time. Third, we intend to establish a business development loan program under which we will make loans to financial advisors to help them develop their businesses, which will be forgivable under some circumstances if the financial advisors attain milestones.

•
Maintaining operational independence for our subsidiaries through our multi-brand strategy while adopting best-practices across our multiple platforms: We intend to implement our multi-brand strategy by maintaining multiple independent broker-dealer subsidiaries under their existing brands and management. This will enable us to capitalize on their valuable brands. At the same time, we intend to integrate selected back-office and support systems, thus delivering services that are most effective in helping our financial advisors’ grow their businesses. Through clearing arrangements with Pershing, a company that provides clearing services for the majority of the broker-dealers that will comprise our independent retail advice platform, we believe we can achieve faster integration of newly recruited financial advisors while at the same time providing benefits of scale. We also intend to grow our revenues by exploiting the inherent economies of scale and synergies among our businesses through negotiating favorable terms with vendors.

•
Expanding our relationship with other sponsors of direct investment programs: We believe we have established ourselves as the premier investment bank and wholesale distributor in the direct investment programs market. We plan on leveraging this strength to expand relationships with new direct investment program sponsors and investment companies, as well as by adding to the range of services that we provide. At the same time, we will continue leveraging our relationship with our affiliate, American Realty Capital, a leading sponsor of direct investment programs.

•
Acquiring or developing complementary businesses: We plan to continue to grow our core businesses through both organic and strategic acquisition opportunities. We may selectively pursue acquisitions of businesses or infrastructure complementary to our businesses, including, potentially, registered investment adviser operations, one or more FINRA-member entities or other businesses that we consider synergistic to our overall strategy. We plan to leverage the secular growth trends in the industries we operate to our advantage and align our products and services to benefit from the improving macroeconomic environment, increased demand for independent financial advice and ongoing growth in direct investment programs.

Wholesale Distribution
Our wholesale distribution platform is the leading multi-product distributor of direct investment program offerings to independent broker-dealers and the retail financial advisor community. Leveraging the expertise of our affiliate, American Realty Capital, the leading sponsor of real estate direct investment programs, we have developed substantial distribution capabilities through a selling group of approximately 260 brokerage firms with approximately 900 active selling agreements supporting approximately 80,000 financial advisors.
From inception through December 31, 2013, our wholesale distribution platform has distributed 24 offerings for total equity capital raised of approximately $14.8 billion, of which we are currently distributing eight offerings seeking to raise a total of $22.7 billion of equity. The offerings are direct investment programs registered with the U.S. Securities and Exchange Commission (the “SEC”), consisting primarily of non-traded REITs. The offerings are sector-specific and consist of net lease real estate, healthcare, grocery anchored retail, real estate debt, oil and gas, anchored core retail, small mid-market lending, global sale-leaseback, New York office and retail, a closed-end real estate securities fund, an open-end real estate securities fund and a non-traded business development company fund. Substantially all of our offerings relate to direct investment programs sponsored by our affiliate, American Realty Capital.
For 2013, we had a 41.2% market share of non-traded REITs measured by equity capital raised, according to Stanger. Revenues for our product distribution platform grew from $1.4 million in 2008 to $803.0 million in 2013. Meanwhile, the non-traded REIT industry has itself grown rapidly, with total annual sales increasing from $9.6 billion in 2008 to $19.6 billion in 2013, according to Stanger.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We believe that Realty Capital Securities has established itself as the leading distributor in the direct investment program industry. In our opinion, this has been achieved by employing a strategy focused squarely on the quality of the sector-specific products it evaluates, based on assessment of the market need for the products and the timing of relevant market cycles. Most of the direct investment programs that Realty Capital Securities distributes are targeted to “mass affluent” households. We believe these households are living longer, resulting in an increased need for investments that are structured to provide preservation of principal, regular distributions of income, protection against inflation and tax deferral as provided under current law - characteristics that Realty Capital Securities calls “durable income.” The direct investment programs that we seek to distribute generally utilize strategies that we believe will generate “durable income” and appeal to “mass affluent” investors. We believe we have shown an ability to evaluate a management team’s performance and experience in executing the particular strategy within the sector it has targeted for product distribution. Realty Capital Securities has a six-year track record evidencing an ability to build the sale of its products through a broad base of financial advisors.
Realty Capital Securities has demonstrated a history of growing its distribution business and growing its year-over-year revenues and profitability since 2009. We believe that we have built a platform that can continue to be expanded to sell a larger number of differentiated investment offerings. A significant factor in our growth is the diversity of its funding sources in that, typically, no one selling group member represents more than 4% of a product’s overall sales. Additionally, Realty Capital Securities is not overly reliant on any single offering for its sales growth. We believe it has achieved considerable economies of scale and scope over its operational history and, given embedded competencies and relevant experience of its personnel, is well-positioned to realize continued growth in sales and broadened product base.
Our broker-dealer subsidiary, Realty Capital Securities, coordinates with registered representatives and registered investment advisors to execute the sale of securities issued in direct investment programs. Founded in 2007, Realty Capital Securities has demonstrated significant growth across all aspects of its business. This growth has included the increase in the number of sector-specific products distributed, in the scope of business services provided and personnel providing those services, in the discrete disciplines represented within the firm, in overall sales, as well as underwriting and advisory fee revenue, profits and overall registered sales personnel count. Realty Capital Securities employs 202 individuals. Collectively, we retain 183 licensed personnel under the Realty Capital Securities name, which number includes 48 individuals who hold supervisory licenses. Realty Capital Securities has an 11-person national accounts and business development team staffed with senior executives with over 150 years of collective experience in a wide range of product distribution and sales roles. These individuals, together with the Realty Capital Securities product diligence and executive management teams, have built a selling group that we believe represents the majority of independent broker-dealers participating in the direct investment program industry today. Realty Capital Securities assembles a team of selling dealers whose financial advisors sell one or more of Realty Capital Securities products to their retail and institutional clients. Throughout a product’s sales cycle, Realty Capital Securities’ wholesalers conduct approximately 1,400 meetings each week (approximately 75,000 meetings each year) with financial advisors affiliated with selling group members to introduce the concept of non-traded offerings generally, and to inform and educate this audience about Realty Capital Securities products, specifically. In 2013 Realty Capital Securities was the leading multiproduct wholesale distributor of direct investment programs and, based on our review of the industry, represents the only investment banking operation within the broad financial services industry with a dedicated team intimately familiar with and specifically experienced in the specialized features, business objectives, potential universe of optimal liquidity strategies, debt strategies needs of publicly registered non-traded securities, their sponsors and investors.
Realty Capital Securities provides exclusive dealer manager services for public, non-traded securities, including non-traded REITs and business development companies, sponsored and co-sponsored by American Realty Capital and other independent issuers of public, non-traded securities. Realty Capital Securities intends to also distribute American Realty Capital-sponsored open-end registered investment funds and closed-end registered investment funds registered under the Investment Company Act of 1940, as amended (the "Investment Company Act").
In its capacity as wholesale distributor of multiple public, non-traded securities, Realty Capital Securities serves as the dealer manager for finite life or SEC-registered offerings. At its inception, Realty Capital Securities was built to distribute multiple sector-specific public non-traded products on a platform designed to provide the retail broker-dealer community with a complementary set of finite life, sector-specific public, non-traded securities. Realty Capital Securities distributes offerings that are subject to a thorough due diligence process and believes that it brings to market best-in-class products that address underserved investor needs. Today, Realty Capital Securities serves as the distributor for eight such offerings and provides wholesaling services which focus on the interaction with financial advisors who are affiliated with Financial Industry Regulatory Authority, Inc. (“FINRA”) members, retail broker-dealer selling group participants and qualified registered investment advisors.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We generate revenue through selling commissions and dealer manager fees paid by related party and non-related party product sponsors for our distribution services. Revenues from Realty Capital Securities will vary with changes in annual gross sales of the offerings it distributes. Realty Capital Securities market share of sales of interests in direct investment programs since 2008 has increased significantly. The following table shows the growth in equity capital raised since 2008:

($ in millions)	2013	2012	2011	2010	2009
Actual number of publicly registered products distributed	13	10	10	5	3
Total industry sales of public non‑traded REITs	$19,595	$10,284	$8,358	$8,107	$6,105
Equity capital raised(1)	$8,629.8	$2,952.1	$1,765.1	$1,147.9	$284.4
Revenue from product distribution	$803.0	$286.6	$174.7	$114.1	$28.2
Revenues from other services (2)	$83.5	$0.9	$—	$—	$—
Total revenues	$886.5	$287.5	$174.7	$114.1	$28.2
Profit/(Loss)	$100.6	$7.4	$3.7	$(2.4)	$(4)
Year over year profit growth (%) (2)	1,259%	98.1%	257.1%	40.6%	(54.8%)
Registered personnel	183	133	108	90	62
Branch offices	12	9	6	6	2
(1) Equity capital raised represents the dollar volume of the aggregate gross proceeds from equity in direct investment programs sold by retail broker-dealers with whom Realty Capital Securities had an exclusive dealer manager relationship.
(2) Includes the results of our investment banking, capital markets, transaction management services and transfer agent businesses.
During 2013, 38% of Realty Capital Securities’ sales of interest in non-traded REITs consisted of sales of interests in non-traded REITs or similar offerings with a primary investment strategy of investing in U.S. single-tenant, net-leased properties (“U.S. Net Lease REITs”) sponsored by American Realty Capital. In connection with the merger between American Realty Capital Properties, Inc. (“ARCP”) and Cole Real Estate Investments, Inc. (“Cole”), RCAP Holdings and Mr. Schorsch agreed that neither RCAP Holdings nor any of its affiliates, including Realty Capital Securities, will be permitted to sponsor or raise capital for any U.S. Net Lease REITs sponsored by American Realty Capital. Mr. Schorsch and other persons affiliated with RCAP Holdings are directors and executive officers of ARCP. This restriction does not prohibit Realty Capital Securities from raising money for U.S. Net Lease REITs that are not affiliates of RCAP Holdings, Mr. Schorsch or any of their affiliates.
Investment Banking, Capital Markets and Transaction Management
Our investment banking, capital markets and transaction management platforms provide comprehensive strategic advisory services focused on direct investment programs, particularly non-traded REITs, and ARCP, which is a listed REIT. These strategic advisory services include mergers and acquisitions advisory, capital markets activities, registration management, and other transaction support services that we believe capture value across the direct investment program lifecycle. Operating under the name RCS Capital, our investment banking and capital markets business provides strategic advisory and capital markets services to sponsors of direct investment programs sponsored directly or indirectly by American Realty Capital as well as to sponsors of other direct investment programs, and expects to do so for registered investment funds and public and private businesses in the real estate, financial services, alternative investment and other sectors. We believe we have demonstrated particular expertise in the real estate sector by our status as the second largest advisor of real estate mergers and acquisitions transactions in 2012 and 2013, according to SNL Financial, executing deals with $4.1 billion and $10.3 billion in transaction value, respectively. To date, these services have been primarily provided to clients sponsored or managed by American Realty Capital. Due to the specialized nature of the direct investment program industry, we believe we are particularly well suited to advise direct investment programs that are distributed by Realty Capital Securities.
Our investment banking and transaction management fees include revenues that are project-based as well as success-based. Project-based fees are earned for assignments including market overviews, transaction structuring and transaction management where we are engaged for a specified project deliverable and a fixed fee. Success-based transactions are typically investment banking mergers and acquisitions or capital markets transactions where we are paid only upon the successful completion of a specific transaction. Approximately 42% of 2013 investment banking and transaction management fees were project-based and 58% were success-based. All of these fees were generated through transactions involving direct investment programs or other entities that are sponsored or managed by American Realty Capital.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Due to the transactional nature of our investment banking revenues, investment banking and capital markets profits may change from period to period based on the volume and nature of transactional activity. However, we generally expect strategic transactions for direct investment programs from which we expect to derive a substantial portion of our revenues to increase in frequency over the next three to five years, which may include acquisitions, dispositions, mergers, listings on a national securities exchange and initial public offerings. We also generally expect direct investment programs and registered investment funds to require capital markets services as they seek to access the equity and debt markets.
Investment Banking and Capital Markets Services
Our investment banking business provides strategic advisory services in connection with (1) advising sponsors in the structuring and development of new direct investment programs and registered investment funds and other products; (2) advising sponsors and companies, including with respect to direct investment programs, as both buyers and sellers in connection with merger and acquisition transactions; (3) advising direct investment programs, especially SEC-registered, non-traded companies, in connection with liquidity alternatives, which may include listing on a national securities exchange and initial public offering transactions; and (4) debt and equity capital raising advice, including structuring, pricing and marketing. All of our strategic advisory service clients are entities for whom Realty Capital Securities raises or has raised equity capital. For the year ended December 31, 2013, our investment banking and capital markets business had revenue of $47.9 million, all of which was attributable to American Realty Capital-sponsored products.
Our investment banking and capital markets professionals have extensive knowledge and experience in raising debt and equity capital for private and public companies. We provide advice to a range of companies regarding sources, forms and relative cost of capital. Our debt capital markets team has closed loans, and maintains ongoing contact, with a variety of lender types including global financial institutions, money center banks, regional banks, community banks, life insurance companies, and specialty finance companies. In 2013, our debt capital markets team structured and closed $10.3 billion in debt financing arrangements, all of which was attributable to American Realty Capital-sponsored products. Our debt capital markets team sources, structures and maintains a variety of debt finance and derivative arrangements on behalf of our clients or entities for which American Realty Properties was a manager.
Our investment banking team also structures and negotiates a variety of equity capital markets arrangements on behalf of issuers and their respective sponsors, including initial public offerings, follow-on offerings, universal registration statements, Regulation S offerings, “at-the-market” offering programs and other public offerings. In 2013, our investment banking team structured approximately $22.7 billion in equity capital markets transactions, all of which was attributable to American Realty Capital-sponsored products or entities for which American Realty Properties was a manager.
We currently have a network consisting of approximately 260 broker-dealers who act as soliciting dealers for one or more of the products distributed by Realty Capital Securities.
Additionally, we have significant relationships with institutional investors that make direct investments in real estate with asset managers such as American Realty Capital. We receive fees from investment managers, including American Realty Capital, in connection with serving as an agent in securing equity capital commitments from such institutional investors. The services that we provide to investment managers in connection with private equity capital raising are similar to services we provide in other capital markets engagements.
Transaction Management Services
Also operating under the name RCS Capital, our transaction management team is comprised of 44 professionals who provide a range of services to direct investment programs and their sponsors including: offering registration and blue sky filings, regulatory advice with respect to the SEC and FINRA, registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events, training and education, conference management and strategic advice in connection with liquidity events and other strategic transactions. We believe that the services offered by RCS Advisory complement the service offerings of our other lines of business.
Additionally, in light of RCS Advisory’s experience in providing strategic advice with respect to liquidity events and other strategic transactions for direct investment programs, we believe that our team is, in coordination with external counsel, equipped to advise issuers of other financial products as well. We intend to continue to expand the breadth of our transaction management team in order to provide services for additional investment products. For the year ended December 31, 2013, our transaction management services business had revenue of $24.4 million, substantially all of which was attributable to American Realty Capital-sponsored products.
RCS Advisory is not in the business of, and does not hold itself out as, providing legal advice to its clients. However, it does offer services that are intended to be in compliance with the complex regulatory environment surrounding the direct investment program industry.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Transfer Agency Services
ANST is registered as a transfer agent with the SEC. ANST acts as registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by American Realty Capital. ANST employs 24 professionals, and may act on behalf of other issuers of interests in direct investment programs and other securities, including securities issued by registered investment companies. ANST is also responsible for coordinating tax reporting efforts and the payment of distributions and redemptions, among other services. We believe ANST is well suited to manage DRIPs and share repurchase programs, which are common features of direct investment programs, because of its personnel’s knowledge of, and experience with, these features of direct investment programs and the experience of employees of our operating subsidiaries in executing transactions under DRIPs and share repurchase programs while employed by our dealer manager and other entities involved in the transfer agency business. ANST generates fees from a variety of services performed for issuers of interests in direct investment programs and registered investment companies. For the year ended December 31, 2013, our transfer agency services business had revenue of $12.6 million, substantially all of which was attributable to American Realty Capital-sponsored products.
Independent Retail Advice
We will engage in the retail advice business, assuming the closing of the pending acquisitions. Through the broad network of financial advisors on our independent retail advice platform, we will offer financial retail advice and investment solutions to mass affluent investors with investment needs that are not served by the offerings and capabilities of captive investment advisors and broker-dealers. Our independent retail advice platform will consist of Cetera, First Allied, ICH, J.P. Turner and Summit, which will be operated as independent operating subsidiaries under separate brands and management.
After giving effect to the pending acquisitions, our independent retail advice platform will provide independent groups of affiliated financial advisors or other financial professionals with the technology, infrastructure and other support and services they need to serve their clients. We will also provide our financial advisors with a wide array of practice development and operational support services that we believe will help our financial advisors launch new relationships and strengthen existing ones.
We will provide our financial advisors with access to a wide range of financial products, including mutual funds, fixed and variable annuities, alternatives investments, equity and fixed income securities, and other products. We expect that each of our independent broker-dealer subsidiaries will be able to independently determine which of the products they will offer and their financial advisors will be able to select the products to recommend to their clients.
The acquired businesses comprising our independent retail advice platform will operate independently as our operating subsidiaries under separate brands and management. We believe that this structure will be conducive to financial advisor retention because it will minimize disruption to their day-to-day operations and enable us to conduct back-office integration at an effective pace while realizing cost efficiencies through the elimination of duplicative processes and other stream lining. This operational independence will also facilitate our multi-brand strategy, maintaining multiple independent broker-dealer subsidiaries under their existing brands and management to enable us to capitalize on their valuable brands. At the same time, we intend to integrate back-office and support systems, thus delivering services to help our financial advisors’ grow their businesses. Our clearing arrangement with Pershing will enable faster integration of newly recruited financial advisors while at the same time providing benefits of scale. We also intend to grow our revenues by exploiting the inherent economies of scale and synergies among our businesses through negotiating favorable terms with vendors.
We believe that the combination of multiple independent broker-dealers under one independent retail advice platform will lower costs in other ways, including renegotiation of strategic partner fees with product sponsors and negotiating on better terms on of service contracts with key vendors.
Our Financial Advisors
Our financial advisors will be financial professionals including traditional financial advice, multi-family office, certified public accountants, bank channels, and registered investment advisors, among others, many of whom operate out of small offices, who provide affluent individuals investment and wealth management advice and services and provide their clients with access to financial products and investment retail advice. Our financial advisors will generally be registered as investment advisory representatives with our registered investment advisors and most of our financial advisors will also be registered with one of our broker-dealer subsidiaries as registered representatives, which will allows them to perform brokerage services for clients by effecting specific security transactions, and may also be licensed insurance agents affiliated with insurance companies.
Our financial advisors will deliver their services through over 5,340 branch offices. They will primarily be located in rural and suburban areas in all 50 states, Washington, D.C. and Puerto Rico, and we believe they will be viewed as local providers of independent advice with access to the knowledge and resources of a nation-wide network. We believe that many of our financial advisors have entrepreneurial aspirations and will be attracted to the flexibility, control and economics inherent in our model.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Following the completion of the pending acquisitions, our financial advisors generally will be independent contractors, operating under their own business name or the brand name of one of our independent broker-dealer subsidiaries. Because our financial advisors will bear the responsibility for their own operating expenses (including rent, utilities, furniture, equipment, quotation systems, employee wages and benefits and general office supplies), our financial advisors will receive generally 80 - 90% of the commissions or advisory fees generated, as compared with a rate of approximately 30% to 50% which they would receive working in a traditional brokerage setting where they would not be responsible for substantially all of their operating expenses.
After taking into consideration the pending acquisitions, as of December 31, 2013, the average tenure of our financial advisors was approximately ten years, and 55% of our financial advisors will have been working with our independent financial services platform for over five years. We believe that the ability to cultivate and grow such longstanding relationships will be a key strength of our independent financial services platform, which we believe has translated into superior performance.
We will require financial advisors on our independent retail advice platform to possess a sufficient level of experience to enable the individual to independently operate his or her own office. We will also provide insurance agents, financial planners, accountants and other financial professionals who already provide financial services to their clients the opportunity to expand their ability to offer financial products and services to their clients.
Many financial advisors will also be authorized agents of insurance companies, and several of the independent broker-dealer subsidiaries will have subsidiaries that are licensed insurance brokers, allowing them to offer insurance and annuity products directly.
Technology and Infrastructure
Our financial advisors will rely on our infrastructure and technology to manage client relationships and complete a broad spectrum of activities, including client intake, reporting, account management, and document retention, among others. We will support our financial advisors by providing comprehensive and automated front-, middle- and back-office solutions enabling our financial advisors to focus on their clients while successfully and efficiently managing the complexities of running their own practice.
Using our technology, financial advisors and their clients will be able to open new accounts, monitor existing accounts, update client accounts, initiate and execute trading activities, view and download commission data, download client data, receive statements and confirmations electronically, and research reports or inquiries on companies, securities and other financial topics.
In 2010, Cetera completed a full build-out of its technology infrastructure to better serve its advisors. Its platform, SmartWorks, supports account aggregation, market intelligence and customized reporting. SmartWorks also allows financial advisors to access customer relationship management tools, account aggregation tools, financial planning tools. Cetera has also created SmartWorks Advisor, a wealth management platform that incorporates custom portfolio management tools including capabilities to effectively manage clients’ assets.
Practice Development and Operational Support
We will provide our financial advisors with a wide array of practice development and operational support services which will help our financial advisors launch new relationships and strengthen existing ones. The support services include the following:

•	continuing education and support that emphasizes long-range aspects of financial planning and investment, which we believe enables our financial advisors to better inform and serve their clients;

•
advertising and public relations assistance to our financial advisors (including FINRA-approved marketing materials, corporate and product brochures, client letters and website assistance) in order to enhance their profiles, increase public awareness of our financial advisors and the products and services they offer, and to bolster their professional stature in the public’s eye;

•	a business development loan program which will provide our financial advisors with access to capital in various forms, including, in some cases, forgivable loans, to grow their practices;

•	tools that allow financial advisors to track clients and prospects and to distribute recent market commentaries and newsletters;

•
on-line learning center and forum style programs, including annual symposiums, local events and monthly conference calls, which introduce new investment strategies and improve wealth management skills; and

•	support for paperless-office imaging, workflows, and document storage.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Compliance and Supervision
Each financial advisor will be required to obtain all appropriate licenses to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she solicits customers to remain in good standing in those jurisdictions and with the SEC and FINRA.
Our obligations will include supervision of all of our affiliated financial advisors wherever they are located. We will maintain comprehensive broker-dealer and investment adviser compliance programs reasonably designed to assure that we and our financial advisors are able to operate effectively and legally during this period of rapid regulatory change and in accordance with applicable law, and we will closely monitor the activities of our financial advisors to manage risk and assess compliance with applicable laws, rules and regulations including anti-money laundering and other programs required by The USA PATRIOT Act of 2001 (the "PATRIOT Act"). We expect to develop a central mechanism to oversee the risk management procedures of each independent broker-dealer subsidiary and establish an enterprise-wide risk management system.
We will maintain a professional liability “errors and omissions” insurance policy or policies which generally provide a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities and the rendering of financial advice. In addition, we will maintain a fidelity bond that provides for the reimbursement of losses incurred through certain dishonest acts by our financial advisors or employees.
Financial Products and Retail Advice
The financial products that will be available through our independent advisory platform will allow our financial advisors offer traditional brokerage services as well as access to fee-based retail advice, wrap-fee programs, portfolio management services and managed account programs. Our financial advisors will also provide advisory and consulting services to retirement plans.
We will provide access to top financial products from various sponsors through our independent retail advice platform, including products sponsored by our affiliate, American Realty Capital, and Hatteras. Our independent broker-dealer subsidiaries will have the ability to choose which of the financial products available through our independent retail advice platform they make available to their financial advisors, and our financial advisors will have the ability to choose which financial products available from our independent broker-dealer subsidiaries they make available to their clients.
Our product diligence group will conduct due diligence on the financial products we offer, which will include variable and fixed annuities, direct investment programs, alternative investments and mutual funds. We believe our scale and experience in serving the investment needs of mass affluent investors provides us with an enhanced understanding of the products they demand. We will tailor our product suite and support services in a manner that is intended to best position our financial advisors to meet their clients’ needs.
We expect to enter into arrangements with these product sponsors and believe our broad distribution capabilities and scale will enable us to achieve more favorable terms and better access for investment products.
We will offer specialized product training to our financial advisors and help them develop marketing strategies, which will give our financial advisors tools they need to develop more tailored investment solutions for their clients and improve the market penetration of financial products that will be offered through our independent retail advice platform.
Institutional Advisory Services
Through Cetera Investment Services (d/b/a Cetera Financial Institutions), a self-clearing subsidiary of Cetera, we will provide customized retail investment services through banks and credit unions. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost prohibitive, we provide their customers with investment services through financial advisors located on or off the premises of the institutions. These arrangements allow the institutions to focus their energy and capital on their core businesses.
Clearing
We expect that our independent retail advice platform will primarily use Pershing as its clearing broker on a fully disclosed basis to execute and clear securities transactions on behalf of financial advisors’ clients. Pershing and the other clearing brokers we use provide services including billing, credit extension, and receipt, custody and delivery of customer securities and funds. We expect we will be able to reduce clearing costs as we will be able to negotiate a better rate for clearing services with Pershing, which currently provides such services for the majority of the broker-dealers that will comprise our independent retail advice platform. Cetera Financial Institutions LLC will remain self-clearing.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Investment Management
After giving effect to the pending acquisitions, our investment management platform, which will primarily involve fund-of-funds investments, will provide investment advisory, distribution and other services to the Hatteras family of funds. The Hatteras family of funds includes retail mutual funds (both open- and closed-end funds) and variable product funds with approximately $2.5 billion in assets under management as of December 31, 2013.
A broker-dealer subsidiary of Hatteras will act as distributor for the funds and a subsidiary of Hatteras will serve as manager and advisor for all of the Hatteras funds and perform all investment management services pursuant to contracts with the funds.
These funds will be available through unaffiliated third-party financial institutions, our independent retail advice platform and Hatteras’ existing internal distribution channel.
The Hatteras funds include:

•
The Hatteras Core Alternatives Fund, which was designed to provide financial advisors and their clients with a core alternative investment solution and allocates to more than 140 managers across five strategies encompassing both hedge funds and private investments.

•
The Hatteras Alternative Mutual Funds, which were designed to provide investors access to alternative strategies in daily liquid, mutual fund solutions and currently include: (1) Hatteras Alpha Hedged Strategies Fund, designed to provide alternative investment exposure within asset allocation model; (2) Hatteras Hedged Strategies Fund, designed to provide a complete allocation to hedged strategies, Multi-Strategy and Multi-Manager; (3) Hatteras Long/Short Equity Fund, designed as a non-directional long/short equity fund; (4) Hatteras Long/Short Debt Fund, designed to provide protection from changing interest rates, with income provided through quarterly distributions; and (5) Hatteras Managed Futures Strategies Fund, designed to provide low correlation to equities, bonds, and other alternative investments.

•
Hatteras Disciplined Opportunity Fund, which seeks to consistently outperform the broader equity market on a risk-adjusted basis in both rising and declining markets by buying call options on the S&P 500 Composite Stock Price Index to create broad market exposure, and buying and writing (selling) additional call and put options on the index to enhance market returns and reduce market losses.

•
Hatteras PE Intelligence Fund, which seeks investment results comparable to the returns of the Nomura QES Modeled Private Equity Returns Index, a daily liquid index targeting returns similar to those which may be achieved through a global broad-based investment in private equity buyout funds.

The Pending Acquisitions
As part of our plan to expand, diversify and grow our business, which includes the exchange transactions and our expansion into complementary businesses, we have recently entered into the pending acquisitions to acquire independent retail advice platform and an investment management platform pursuant to the terms and conditions described below.
Following the completion of the pending acquisitions, we expect that each of the acquired businesses will continue to operate independently under its existing brands and management, with Cetera, First Allied, ICH, J.P. Turner and Summit comprising our independent retail advice platform and Hatteras comprising our investment management platform.
In connection with the merger with Cetera, we also received the Cetera commitments and, together with our affiliates, entered into certain other agreements related thereto. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Cetera Financings.”

RCS Capital Corporation and Subsidiaries
December 31, 2013

The following table sets forth the operating metrics of the acquired businesses comprising our independent retail advice platform as of December 31, 2013:

Brand Platform	Assets under Administration	Financial Advisors	Gross Revenue per Financial Advisor (in thousands)(1)		Clients (in thousands)	Branch Offices
Cetera	$147.6 billion	6,600	$174		2,000	4,059
First Allied	$32.6 billion	1,201	$294		400	543
ICH	$8.8 billion	441	$211		100	332
J.P. Turner	$4.3 billion	325	$257		50	177
Summit	$8.6 billion	309	$284		50	229
Total	$201.9 billion	8,876	$199	(2)	2,600	5,340
(1) For the year ended December 31, 2013.
(2) Represents the weighted average.
The Cetera Merger
Formed in 2010 through the purchase of three ING Groep N.V., broker-dealers, Cetera is a financial services holding company that provides independent broker-dealer services and investment retail advice through four distinct independent broker-dealer platforms: Cetera Advisors LLC, Cetera Advisor Networks LLC, Cetera Financial Institutions LLC and Cetera Financial Specialists LLC. With approximately 6,600 financial advisors in 4,059 branch offices across the United States, $147.6 billion in assets under administration and approximately 2,000,000 clients as of December 31, 2013, Cetera is a leading independent broker-dealer. Cetera had approximately $174,000 in gross revenue per financial advisor for the year ended December 31 2013.
On January 16, 2014, we entered into the Cetera merger agreement with Cetera. Pursuant to the terms and subject to the conditions set forth in the Cetera merger agreement, a wholly owned subsidiary of ours will merge with and into Cetera, with Cetera surviving the merger as our subsidiary.
Pursuant to the Cetera merger agreement, each outstanding share of Cetera’s common stock and, on an as converted basis, preferred stock will be converted into the right to receive the per share merger consideration at closing. We will pay aggregate estimated consideration of $1.15 billion in cash including assumed debt, subject to certain adjustments.
These adjustments, calculated immediately prior to closing, include a downward adjustment for the amount by which the cash of Cetera and certain of its affiliates immediately prior to the closing is under $35.0 million. The consideration is also subject to downward adjustment in the event that the levels of compensable commissions, trailing commissions and advisory fee revenues generated by the financial advisors and financial institution clients of Cetera and its subsidiaries existing on January 10, 2014 have been reduced by more than 10% as compared to the levels measured on the earlier of: (i) June 1, 2014; or (ii) the closing date of the Cetera merger.
The First Allied Acquisition
First Allied is a leading independent broker dealer with approximately 1,201 financial advisors in 543 branch offices across the United States, $32.6 billion in assets under administration and approximately 400,000 clients as of December 31, 2013. First Allied had approximately $294,000 in gross revenue per financial advisor for the year ended December 31, 2013.
On February 11, 2014, we entered into a non-binding letter of intent with RCAP Holdings to enter into a contribution agreement pursuant to which RCAP Holdings will contribute all its equity interests in First Allied to us. As consideration for this contribution, we have agreed to issue shares of our Class A common stock to RCAP Holdings representing an amount of $207.5 million in the aggregate, and we expect to assume First Allied’s net liabilities upon consummation of the contribution. The Class A common stock will be valued based on the volume-weighted average price of our Class A common stock on January 15, 2014, or $18.42 per share.
Pursuant to a merger agreement dated as of June 5, 2013, among RCAP Holdings, First Allied and the holders of all the equity capital of First Allied, First Allied was acquired by RCAP Holdings on September 25, 2013 for a total cost of $177.0 million, consisting of $145.0 million in merger consideration plus the assumption of $32.0 million of First Allied indebtedness.
The Hatteras Acquisition
Hatteras is a private company that is the sponsor of, investment advisor to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered as investment companies with the SEC. Hatteras had approximately $2.3 billion in assets under management and a product portfolio that includes seven open-end mutual funds, closed-end funds and variable product funds as of December 31, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2013

On October 1, 2013, we entered into the Hatteras purchase agreement with Hatteras. Pursuant to the terms and subject to the conditions set forth in the Hatteras purchase agreement, a wholly owned subsidiary of ours will purchase substantially all the assets related to the business and operations of Hatteras and assume certain liabilities of Hatteras.
We will pay aggregate estimated consideration of $40.0 million in cash, subject to certain adjustments, and earn-out payments in 2016 and 2018 based on Hatteras' pre-tax net income.
Pursuant to the Hatteras purchase agreement, the consideration will be adjusted based on Hatteras’ net working capital at closing and, in an amount not to exceed $3.0 million, based on Hatteras’ net assets under management at closing and projected consolidated pre-tax net income from the date of the closing of the purchase through December 31, 2013. The consideration, as adjusted, will be payable: (i) 75.0% on the closing date of the Hatteras purchase; (ii) 7.5% on the first anniversary of the closing date; (iii) 7.5% on the second anniversary of the closing date; and (iv) 10.0% on the third anniversary of the closing date.
Pursuant to the Hatteras purchase agreement, we also have agreed to make two earn-out payments to the sellers calculated and payable based on 150% of the consolidated pre-tax net operating income generated by Hatteras in: (i) the fiscal year ended December 31, 2016; and (ii) the fiscal year ended December 31, 2018.
The earn-out payments will be accelerated if an “acceleration event,” defined, among other things, as any of certain changes of control, insolvency events or defaults on our indebtedness, occurs before December 31, 2018, in which case the sellers will be entitled to an amount equal to $40.0 million, less the amount of any earn-out payments actually paid.
The ICH Merger
ICH is a public company with its common stock listed on the NYSE MKT (formerly the American Stock Exchange) under the symbol “ICH” that provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance as well as investment advisory and asset management services. ICH had approximately 441 financial advisors in 332 branch offices across the United States with a concentration in the northeast, $8.8 billion in assets under administration and approximately 100,000 clients as of December 31, 2013. ICH had approximately $211,000 in gross revenue per financial advisor for the year ended December 31, 2013.
On October 27, 2013, we entered into the ICH merger agreement with ICH. Pursuant to the terms and subject to the conditions set forth in the ICH merger agreement, as amended, ICH will merge with and into a wholly owned subsidiary of ours, with our subsidiary surviving the merger with the same corporate name as ICH.
Pursuant to the ICH merger agreement, each share of ICH common stock outstanding immediately prior to the closing will be converted into the right to receive the per share merger consideration in either cash or stock at closing. We will pay aggregate estimated consideration of $52.5 million, of which no more than 60% will be in cash and no less than 40% will be in shares of our Class A common stock, subject to the election of holders of ICH common stock to receive either cash, stock or a combination of cash and stock. Shares of our Class A common stock will be issued as part of the merger consideration to ICH stockholders pursuant to the merger agreement, based on the volume weighted average trading price of a share of our Class A common stock on the NYSE for the five consecutive trading days immediately preceding the closing of the merger.
The J.P. Turner Acquisition
J.P. Turner is a retail broker-dealer and investment adviser with approximately 325 financial advisors in 177 branch offices across the United States with a concentration in the southeast, $4.3 billion in assets under administration and approximately 50,000 clients as of December 31, 2013. J.P. Turner had approximately $257,000 in gross revenue per financial advisor for the year ended December 31, 2013. J.P. Turner also offers a variety of other investment services, including investment banking.
On January 16, 2014, we entered into the J.P. Turner purchase agreement with J.P. Turner. Pursuant to the terms and subject to the conditions set forth in the J.P. Turner purchase agreement, a wholly owned subsidiary of ours will purchase all outstanding membership interests in J.P. Turner held by the sellers.
We will pay aggregate estimated consideration of $27.0 million, which will be 70% in cash and 30% in shares of our Class A common stock, subject to certain adjustments and earn-outs.
Pursuant to the J.P. Turner purchase agreement, the consideration will be paid in two installments. At closing, subject to a working capital adjustment, we will pay to the sellers (i) $11.34 million in cash; and (ii) an aggregate number of shares of Class A common stock equal to (A) $4.86 million divided by (B) the average of the per share closing price of the Class A common stock for the five trading days ending on the trading day immediately prior to the closing. On the first anniversary of the closing, subject to a downward adjustment if J.P. Turner does not meet combined revenue or EBITDA targets for the fiscal year ended December 31, 2013, we will pay to the sellers (i) $7.56 million in cash; and (ii) an aggregate number of shares of Class A common stock equal to (A) $3.24 million divided by (B) the average of the per share closing price of the Class A common stock for the five trading days ending on the trading day immediately prior to the first anniversary of the closing.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Pursuant to the J.P. Turner purchase agreement, we also have agreed to make earn-out payments to the sellers up to 50% in cash and not less than 50% in our Class A common stock if revenue or EBITDA targets are met for each of the fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016. These earn-out payments are also subject to an annual dollar cap of $2,516,667.
The Summit Merger
Summit is a public company with its common stock listed on the OTC Markets Group, Inc. under the symbol “SFNS” that had approximately 309 financial advisors providing securities brokerage and investment retail advice in 229 branch offices across the United States with concentration in the southeast, $8.6 billion in assets under administration and approximately 50,000 clients as of December 31, 2013. Summit had approximately $284,000 in gross revenue per financial advisor for the year ended December 31, 2013.
On November 16, 2013, we entered into the Summit merger agreement with Summit. Pursuant to the terms and subject to the conditions set forth in the Summit merger agreement, Summit will merge with and into a wholly owned subsidiary of ours, with our subsidiary surviving the merger with the same corporate name as Summit.
Pursuant to the Summit merger agreement, each share of common stock of Summit (excluding any dissenting shares) outstanding immediately prior to the closing will be converted into the right to receive (i) $1.2578 in cash and shares of our Class A common stock, representing the portion of the consideration payable by us; (ii) cash contributed by Summit from payments received by Summit in respect of option or warrant exercises; and (iii) one non-transferable contingent value right ("CVR") to be issued by us pursuant to a CVR agreement to be entered into at the closing. Each CVR will represent, generally, the right to receive the pro rata portion of (i) a $4.5 million holdback remaining after deducting certain amounts that may be payable to us, and subject to an adjustment based on “normalized net capital” of Summit; and (ii) an additional $0.5 million holdback remaining after deducting any amounts owing to the relevant tax authorities with respect to certain taxes, if any, payable by Summit for its tax years prior to the closing. The Summit merger agreement also entitles the holders of shares of Summit common stock to the pro rata portion of any tax refunds received by us as a result of certain net operating losses incurred by Summit with respect to its stub 2014 tax year and certain prior tax years.
We will pay aggregate estimated consideration of $49.0 million (including payments on the CVRs), of which approximately 80% will be in cash and approximately 20% will be in shares of our Class A common stock. The number of shares of our Class A common stock to be delivered by us will be determined based on the volume weighted average closing sale price per share of our Class A common stock for the ten consecutive trading days ending on the second trading day immediately prior to the closing of the Summit merger.
Conditions to the Pending Acquisitions
Completion of each of the pending acquisitions is conditioned on certain closing conditions specific to each pending acquisition, which include, among other things, as set forth in the applicable acquisition agreement, FINRA having approved an application under FINRA (NASD) Rule 1017 for a change in the indirect ownership of the acquired businesses’ broker-dealer subsidiaries, in the case of Summit and ICH, the SEC having declared effective the registration statement on Form S-4 registering the shares of our Class A common stock to be issued in connection with the Summit merger and the ICH merger, the stockholders of Summit and ICH having approved the Summit merger and the ICH merger, and other customary closing conditions. Also, any of the parties to any of the agreements related to the pending acquisitions have termination rights if the transactions have not been completed by a specified date, during 2014.  The First Allied acquisition is subject to a non-binding letter of intent.
Item 1a. Risk Factors
You should carefully consider each of the risks described below, together with all the other information contained in this Annual Report on Form 10-K, before deciding to invest in shares of our Class A common stock. If any of the following risks develop into actual events, our business, financial condition or results of operations could be negatively affected, the market price of your shares could decline and you could lose all or part of your investment. You should also refer to the other information set forth in this Form 10-K, including “Forward-Looking Statements.”

RCS Capital Corporation and Subsidiaries
December 31, 2013

Risks Related to the Pending Acquisitions
The pending acquisitions are subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all.
Completion of each of the pending acquisitions is conditioned on certain closing conditions specific to each pending acquisition, which include, among other things, as set forth in the applicable acquisition agreement, FINRA having approved an application under FINRA (NASD) Rule 1017 for a change in the indirect ownership of the acquired businesses’ broker-dealer subsidiaries, in the case of ICH and Summit, the SEC having declared effective the registration statement on Form S-4 that we intend to file to register the shares of our Class A common stock to be issued in connection with the ICH merger and the Summit merger and the stockholders of ICH and Summit having approved the ICH merger and the Summit merger and other customary closing conditions. Also, any of the parties to any of the related agreements have termination rights if the transactions have not been completed by a specified date, during 2014. The First Allied acquisition is subject to a non-binding letter of intent.
If the pending acquisitions are not completed on a timely basis, or at all, our business could be adversely affected, and we will be subject to a number of risks, including the following:

•	we may be required to pay termination fees or reimburse expenses if certain of the merger agreements are terminated under specified circumstances, as described in the merger agreements;

•
time and resources committed by our management to matters relating to the pending acquisitions (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities;

•	the Bank commitment, could be subject to automatic reduction or the facilities contemplated by the Bank commitment, or the bank facilities, could be subject to mandatory prepayment; and

•	the market price of our Class A common stock could decline to the extent that the current market price reflects a market assumption that the pending acquisitions will be completed.
Moreover, if any, or all, of the pending acquisitions is, or are, not completed on a timely basis, or at all, we also will not realize any of the benefits expected from its, or their, completion. This loss of benefits, or the increase in risks, could have a material adverse effect on our business.
Cetera is the largest component of our independent retail advice platform, and we may not be able to realize the expected benefits of our independent retail advice platform if we fail to complete the Cetera merger.
Our independent retail advice platform will consist of Cetera, First Allied, ICH, J.P. Turner and Summit, but Cetera will be, by far, the largest component. Assuming all of the pending acquisitions are completed, Cetera is expected to represent a substantial portion of our revenues from our independent retail advice platform. Completing the Cetera merger is a key element of our growth strategy and an important element of our ability to realize benefits from our independent retail advice platform. There can be no assurance that we will complete the Cetera merger in a timely manner, or at all, and any failure to do so would have a material and adverse effect on our business and future prospects.
Our ability to complete the Cetera merger and some or all of the other pending acquisitions is dependent on the consummation of the Cetera financings.
While we have commitments for the Cetera financings, there can be no assurance that we will not require additional financing or will be able to consummate them or arrange and obtain additional or alternative financing from alternative sources in an amount sufficient to complete the Cetera merger and the other pending acquisitions. In addition, if we are able obtain alternative financings, we may incur increased interest and fees, and become subject to different terms and conditions generally.
On February 13, 2014, we filed a registration statement on Form S-1 for a public offering of our Class A common stock, but there can be no assurance that the offering will be consummated.
If we are unable to obtain adequate funding for the cash consideration and other costs of the Cetera merger and the other pending acquisitions, we will be unable to consummate the Cetera merger and may be unable to consummate some or all of the other pending acquisitions, and we may be in default under one or more of the related agreements.
In addition, failure to consummate the Cetera financings or obtain alternative financing could give rise to an obligation for us to pay Cetera a $75.0 million reverse termination fee.
Our failure to consummate the Cetera financings for any reason would have a material and adverse effect on our business and future prospects.

RCS Capital Corporation and Subsidiaries
December 31, 2013

If the Cetera merger does not occur, we may incur payment obligations to Cetera.
If the Cetera merger agreement is terminated under certain circumstances, we may be obligated to pay Cetera a $75.0 million reverse termination fee, $55.0 million of which has been paid by us already into escrow. Payment of this termination fee could have an adverse effect on our results of operations.
Uncertainty regarding the completion of the pending acquisitions may adversely affect our business and the acquired businesses.
The pending acquisitions will be completed only if certain conditions specific to each pending acquisition are met, which may cause uncertainty regarding the future structure and prospects of our company or the acquired businesses. This uncertainty may cause clients, prospects and financial advisors of our company or the acquired businesses to delay or defer the decision to do business with our company or the acquired businesses during the pendency of the pending acquisitions.
Similarly, uncertainty regarding the completion of the pending acquisitions may foster uncertainty among financial advisors and employees of the acquired businesses about their future roles. This may adversely affect the ability of the acquired businesses to attract and retain key management, sales, marketing, trading and technical personnel.
Restrictions on the operations of the acquired businesses may limit their ability to make acquisitions or dispositions, make capital expenditures, hire new employees and financial advisors and take other specified actions without our consent and also may impair the acquired businesses’ ability to attract, retain, and motivate key personnel and financial advisors and prevent the acquired businesses from executing their business plans, pursuing attractive business opportunities or addressing other strategic developments that may arise prior to the completion of the pending acquisitions.
If uncertainty regarding the completion of the pending acquisitions, or any other risk or uncertainty, adversely affects the acquired businesses prior to the completion of the pending acquisitions, the acquired businesses may not be as valuable as we expected they would be following the completion of the pending acquisitions, and we may not realize the expected benefits of the pending acquisitions. Similarly, uncertainty regarding the completion of the pending acquisitions could also affect our ability to enter into future transactions including acquisitions, and otherwise have an adverse effect on our business.
An adverse judgment in a lawsuit challenging any of the pending acquisitions may prevent it from becoming effective within the expected timeframe, or at all.
Stockholders of the acquired businesses have filed lawsuits and may file additional lawsuits challenging the pending acquisitions, which name and may name us as a defendant.
Summit, its board of directors, our company and a wholly owned subsidiary formed by our company in connection with the Summit merger are named as defendants in two purported class action lawsuits (now consolidated) filed by alleged Summit shareholders on November 27, 2013 and December 12, 2013 in Palm Beach County, Florida challenging the Summit merger.  These lawsuits allege, among other things, that: (i) each member of Summit’s board of directors breached his fiduciary duties to Summit and its shareholders in authorizing the Summit merger; (ii) the Summit merger does not maximize value to Summit shareholders; and (iii) the defendants aided and abetted the breaches of fiduciary duty allegedly committed by the members of Summit’s board of directors.  These shareholder lawsuits seek class action certification and equitable relief, including an injunction against consummation of the Summit merger on the agreed-upon terms.
On January 13, 2014, a lawsuit was filed in state court in North Carolina by plaintiffs claiming to be minority and non-managing members of Hatteras against Hatteras and certain of its affiliates alleging that the defendants breached their fiduciary duties in connection with the Hatteras acquisition. The plaintiffs claim certain of the defendants: (i) breached certain inter-company agreements by entering into the Hatteras purchase agreement, including through the sale of the Hatteras’ assets without plaintiffs’ consent; (ii) breached their fiduciary duties; and (iii) placed unreasonable restrictions on plaintiffs’ access to certain information. Among other remedies, the plaintiffs seek declaratory judgment that the Hatteras acquisition agreement is invalid and unenforceable. On January 28, 2014, Hatteras and the other defendants answered the complaint and filed counterclaims against the plaintiffs alleging that they: (i) breached the operating agreement; (ii) breached their fiduciary duties; (iii) committed a tort by using Hatteras’ confidential information to set up a competing fund; and (iv) interfered with the Hatteras purchase agreement by attempting to derail the sale. Hatteras and the other defendants also filed a motion for prompt hearing, requesting that the court promptly address the minority shareholders’ claim that Hatteras is prohibited from completing the sale.
We cannot assure you as to the outcome of these lawsuits, or any similar lawsuit that may be filed in connection with any of the other pending acquisitions, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If the plaintiffs are successful in obtaining an injunction or other similar remedy prohibiting the parties from completing one of the pending acquisitions on the agreed-upon terms, it may not be completed in the expected time frame, or at all. Whether or not any plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Integration of the acquired businesses into our business will be challenging and difficult, and we may be unable to profitably operate the acquired businesses and realize the expected benefits of the pending acquisitions.
Our success will depend in large part on the success of our management in integrating the operations, strategies, technologies and personnel of the acquired businesses following the completion of the pending acquisitions. We may fail to realize some or all of the anticipated benefits of the pending acquisitions if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations. In addition, we anticipate that the overall integration of the acquired businesses will be a time-consuming and expensive process that could significantly disrupt our business, even if it is effectively and efficiently planned and implemented, particularly given the size of Cetera relative to our size and the fact that we have made multiple acquisitions in a short period of time.
Potential difficulties and challenges we may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies and operations, products and services;

•	the disruption of ongoing businesses and distraction of our management team and the management teams of the other acquired businesses from ongoing business concerns;

•
the creation of a need for additional compliance, documentation, risk management and internal control procedures, which could involve the hiring of additional personnel to implement and monitor such procedures;

•	the retention of clients, key employees and financial advisors of our business or the acquired businesses;

•
our ability to maintain the appropriate level of compliance and operational oversight over the acquired businesses, which will continue to operate independently under their existing brands and management, and financial advisors, who will continue to operate through small and decentralized branch offices;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and maintenance of employee morale; and

•	the integration of the acquired businesses’ accounting, human resources and other administrative systems, and coordination of trading, sales and marketing functions.
Other factors may also prevent us from profitably operating the acquired businesses and realizing the expected benefits of the pending acquisitions:

•
during the year ended December 31, 2013, 90% of our revenues were derived from direct investment programs distributed by Realty Capital Securities, and there can be no assurance that this level of sales will be maintained or will increase following the completion of the pending acquisitions;

•	incurrence of substantial debt required to finance the pending acquisitions and the independent retail advice platform may place strains on our operations;

•	our failure to successfully further develop the acquired businesses;

•	inability to maintain the key business relationships and the reputations of the acquired businesses;

•	harm to our existing business relationships, brand and reputation;

•	litigation for activities of the acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties;

•	costs necessary to establish and maintain effective internal controls for the acquired businesses; and

•	increased fixed costs.
Integration difficulties, or any other factors that make operating the acquired businesses or our business more challenging following the completion of the pending acquisitions, may prevent us from realizing the benefits from pending acquisitions to the extent, or in the time frame, anticipated by us. Any of these factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.
To the extent we continue to expand our businesses following the completion of the pending acquisitions through new offerings and services or additional complementary acquisitions, we will face similar risks and uncertainties.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The pending acquisitions may expose us to unknown liabilities.
Following the completion of the pending acquisitions, we will be subject to all of the liabilities of the acquired businesses, other than certain liabilities not assumed pursuant to the agreements related to the pending acquisitions. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about the acquired businesses that adversely affects us, such as unknown liabilities or other issues that could affect our ability to comply with other applicable laws.
Moreover, we do not have the right to be indemnified under all of the agreements related to the pending acquisitions, and, to the extent there is indemnification against such losses and liabilities in certain of the merger agreements, the amount of such indemnification is limited and may not be sufficient to cover the actual losses we may suffer.
We have incurred, and expect to continue incurring, substantial expenses related to the pending acquisitions.
We have incurred, and expect to continue incurring, substantial expenses in connection with completing the pending acquisitions and integrating the operations of the acquired businesses with our operations. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the pending acquisitions could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses following the completion of the pending acquisitions.
Risks Related to the Acquired Businesses
Any decrease in assets under administration or assets under management may decrease our revenue.
Management fees are primarily based on assets under management. The results of operations of our independent retail advice platform will also depend on our level of assets under administration. Assets under management and assets under administration balances are impacted by both the flow of client assets in and out of accounts and changes in market values. Poor investment performance by financial products and financial advisors could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors. If the independent retail advice platform or the investment management platform experiences a reduction in assets under administration or assets under management, our revenues may decline.
The independent retail advice platform will face significant competition for financial advisors.
If the independent retail advice platform fails to attract new financial advisors or to retain and motivate existing financial advisors, its results of operations may suffer. The market for experienced and productive financial advisors is highly competitive, and significant resources must be devoted to attracting and retaining the most qualified financial advisors. If the independent retail advice platform is not successful in retaining highly qualified financial advisors, it may not be able to retain its clients or recover the expense involved in attracting and training these individuals. It also may be unable to recruit suitable replacements. A loss of a materially large group of financial advisors could have a material adverse effect on our results of operations.
Financial advisors face significant competition for their clients, who are critical to their success.
Poor service or performance of the financial products that the independent retail advice platform offers may result in the loss of accounts for its financial advisors. In addition, the independent retail advice platform must monitor the pricing of its services and financial products in relation to competitors and periodically may need to adjust commission and fee schedules to remain competitive. Competitive pressures on the pricing of services or products can also cause clients to shift their accounts and investments to a different financial advisor or financial product. If the independent retail advice platform or the investment management platform experiences losses of managed accounts, or fails to attract new ones, our revenues would decline.
Our success depends upon the continued services of key senior management personnel of the acquired businesses, including executive officers and senior managers.
We expect the acquired businesses will continue to be operated independently under their existing brands and management following the completion of the pending acquisitions, and our success depends upon the continued services of key senior management personnel of the acquired businesses, including executive officers and senior managers. The loss of one or more of the key senior management personnel of the acquired businesses, and the failure to recruit a suitable replacement or replacements, could have a material adverse effect on our business.
We have entered into agreements and offer letters with certain executive officers and senior managers pursuant to which they will remain employed by us following the completion of the pending acquisitions, which is consistent with our plan to have each of the acquired businesses continue to operate independently under our oversight following the completion of the pending acquisitions.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The relationships of the independent retail advice platform with sponsors of financial products may be disrupted.
The independent retail advice platform will have relationships with most of the industry-leading sponsors of financial and insurance products under selling agreements, which may include strategic partnership arrangements, that may be terminated upon notice. These relationships will be driven by many factors, such as the ability of the independent retail advice platform to facilitate sufficient sales volume through its distribution networks. It is possible that our ownership and control of the independent retail advice platform could create the perception that its financial advisors might favor products sponsored by American Realty Capital over products sponsored by other sponsors, which could affect the willingness of other sponsors to enter into new, or maintain existing, selling agreements with the acquired businesses. Any loss or damages to a relationship with a product sponsor, resulting in termination of a selling agreement or otherwise, could adversely affect our company.
The independent retail advice platform will compete based on highly specialized and, in many cases, proprietary technologies that are difficult and costly to maintain.
Highly specialized and, in many cases, proprietary technologies are required to support certain essential operational functions of the independent retail advice platform, including portfolio management, client service, accounting and internal financial processes and controls, and regulatory compliance and reporting. These technology platforms are also necessary to enable the independent retail advice platform to serve the needs of, and attract, financial advisors and enable it to serve the needs of its clients. Moreover, the effective use of technology increases efficiency and will enable the independent retail advice platform to reduce costs. There can be no assurance that we will be able to effectively adopt or develop new or adapt existing technologies to meet client, industry and regulatory demands made upon the independent retail advice platform, and any failure to do so could materially and adversely affect our results of operations.
Moreover, we might be required to make significant capital expenditures to maintain competitive technology and retain skilled information technology employees, although there can also be no assurance that we can retain such skilled information technology employees or that our investments in staff and technology will successfully meet the needs of financial advisors and their clients. Additionally, if the emergence of new industry standards and practices render our existing systems obsolete or uncompetitive, any upgrades or expansions may also require significant expenditures of funds and may also cause us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of financial advisors and their clients and could harm our business reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our financial advisors and their clients.
There can be no assurance that we will be able to establish or maintain a competitive advantage based on our technology.
A change in the “independent contractor” status of financial advisors would adversely affect us.
The independent retail advice platform relies on the treatment of financial advisors as independent contractors. Financial advisors operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. The enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse effect on the independent retail advice platform and our results of operations.
We will be exposed to significant legal liabilities from the operations of our independent retail advice platform.
We will be subject to claims and litigation in the ordinary course of business for our independent retail advice platform resulting from, among other things, alleged and actual errors and omissions, breach of fiduciary or other duties owed to clients, or misconduct in effecting securities transactions, rendering investment advice and placing insurance. These activities involve substantial amounts of money. Since claims may allege liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs.
Bases for such legal liability could include, but are not limited to:

•	recommending transactions that are not suitable for the client or in the client’s best interests;

•	engaging in fraudulent or otherwise improper activity;

•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses;

•	improperly using or disclosing confidential information;

•	failure, whether negligent or intentional, to effect securities transactions on behalf of clients;

•	failure to perform reasonable diligence on a security, product or strategy;

•	failure to supervise a financial advisor;

RCS Capital Corporation and Subsidiaries
December 31, 2013

•	failure to provide insurance carriers with complete and accurate information;

•	engaging in unauthorized or excessive trading to the detriment of clients; or

•	otherwise not complying with laws or control procedures.
There can be no assurance that past or future activities of the acquired businesses exposing them to legal liability, on the bases described above or otherwise, will not lead to a material adverse effect on the business of our independent retail advice platform and our results of operations.
Misconduct and errors by employees and financial advisors, who operate in a decentralized environment, could harm the independent retail advice platform.
The businesses of our independent retail advice platform generally operate through small, decentralized offices, largely with financial advisors who are not our direct employees. We cannot always prevent misconduct and errors by financial advisors, and the precautions taken to prevent and detect these activities may not be effective in all cases. Additionally, SEC and FINRA rules require the broker-dealer entities on the independent retail advice platform to supervise the activities of their financial advisors. A substantial number of the offices are supervised by registered principals off-site.
Misconduct by financial advisors on the independent retail advice platform, in connection with their direct interaction with clients or otherwise, and any failure to adequately supervise them, could subject us to liability and result in violations of law, regulatory sanctions and/or serious reputational or financial harm to us.
The independent retail advice platform will be dependent on third parties to provide clearing services.
All of the acquired businesses rely on third parties to provide clearing services, as well as other operations and support functions that they cannot provide internally. In the event one or several of these relationships were to be terminated, there can be no assurance that the functions previously provided could be replaced on comparable terms, or at all. In the event a clearing broker was to cease doing business with any of the acquired businesses, their ability to execute transactions on behalf of, and provide a full range of services to, its clients could be negatively impacted, which could, in turn, have a material adverse effect on both its revenues and earnings.
Furthermore, clearing agreements generally require introducing brokers, like the acquired businesses (other than Cetera Financial Institutions LLC), to indemnify the clearing broker against losses from securities transactions. Because the introducing broker is liable to the extent of the net loss on any unsettled trades, introducing brokers are customarily required to post a clearing deposit. However, there can be no assurance that the amount of any indemnified loss will not exceed the amount of any clearing deposit. Furthermore, in periods of extreme market volatility, it is possible that there may be an increase in the number of unsettled trades, which could cause the loss of clearing deposits as well as additional amounts.
Our investment management platform will be dependent on the performance and popularity of the mutual funds it sponsors, which will be dependent on the performance of the investment funds it invests in and the investment policies and decisions of fund advisors chosen by those investment funds, which are outside our control.
As an investment management platform, Hatteras is dependent on the performance of the mutual funds it sponsors, which can be adversely impacted by many factors, including adverse opinions by third parties, including rating agencies or industry analysts, and poor short-term performance, which may decrease sales and increase redemptions, irrespective of longer-term success.
Moreover, because our investment management platform will primarily involve fund-of-funds investments, its performance will be affected by the investment policies and decisions of fund advisors which are outside its control. The Hatteras funds generally invest their assets in other investment funds, which in turn allocate assets to fund advisors. There can be no assurance that the allocation and investment decisions of the investment funds and their chosen fund advisors will be successful. Anything that adversely affects the investment funds could adversely affect our investment management platform and have a negative impact on our results of operations.
There are risks involved in acting as a “fiduciary” under ERISA.
The acquired businesses are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), and to regulations promulgated thereunder, insofar as they act as a “fiduciary” under ERISA or the Code with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Code impose duties on persons who are considered fiduciaries, prohibit specified transactions involving benefit plan clients (including, without limitation, with respect to ERISA, employee benefit plans (as defined in Section 3(3) of ERISA) and, with respect to the Code, individual retirement accounts and Keogh plans) and impose monetary penalties (including excise taxes) for violations of these duties and restrictions. Any failure to comply with these requirements could result in significant liabilities, or, in a worst case, severely limit the extent to which the acquired businesses could act as fiduciaries for any plans.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The SEC may limit 12b-1 fees.
Certain of the acquired businesses receive 12b-1 fees, or trail commissions, related to the sale of mutual fund shares. The SEC has proposed certain measures that would establish a new framework to replace Rule 12b-1 under the Investment Company Act with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares. Any adoption of such measures would likely be phased in over a number of years. As these measures are neither final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time. In the event the SEC limited the ability of any of the acquired businesses to receive such fees, its revenues and earnings could be negatively impacted.
Additionally, the U.S. Department of Labor (the "DOL"), which promulgates rules related to retirement plans, is considering eliminating commissions and 12b-1 fees on qualified retirement accounts, including IRAs.
Risks Related to Our Business
Substantially all our revenues are derived from American Realty Capital, which is under common control with us.
American Realty Capital, which is controlled, directly or indirectly, by our principals who, directly or indirectly control RCAP Holdings, has accounted for 80% of our total revenues for the year ended December 31, 2013. For example, all of the $28.1 billion in value of mergers and acquisitions transactions, all of the $22.7 billion in purchase price of equity capital markets transactions and all of the $10.3 billion of debt capital markets transactions on which our investment banking and capital markets business advised in 2013 related to transactions involving direct investment programs or entities which had been sponsored or managed by American Realty Capital. Moreover, $713.5 million of our $886.5 million in revenues in 2013 resulted from sales of equity capital of direct investment programs or other entities sponsored or managed by American Realty Capital. Sales of equity capital from programs sponsored or managed by American Realty Capital excludes one investment program co-sponsored by American Realty Capital and in which an affiliate of American Realty Capital is an advisor, but in which none of the executive officers are affiliates of American Realty Capital and in which the sub-advisor, which is unaffiliated with American Realty Capital is responsible for selection of investments on behalf of the advisor.
As a result of our dependence upon American Realty Capital, any adverse impact on the results of operations of American Realty Capital would have an adverse impact on our results of operations.
We may fail to manage our future growth effectively.
We have significantly expanded our operations since they commenced with the inception of Realty Capital Securities in 2007, and we will continue to expand our operations through the completion of the pending acquisitions to include an independent retail advice platform and an investment management platform. The completion of the pending acquisitions will increase our revenues. It is also anticipated that we will continue our plan to expand and grow our business through additional complementary acquisitions and the exchange transactions.
This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to:

•	hire, integrate and retain highly skilled and motivated employees, including the senior management of the acquired businesses who are retained following the completion of the pending acquisitions;

•	retain and maintain our relationships with clients, financial advisors and retail broker-dealers;

•	expand our financial and management controls, reporting and operational systems and procedures;

•	effectively integrate regulatory compliance functions of the independent retail advice platform and an investment management platform and any other complementary businesses acquired;

•	expand our marketing infrastructure and capabilities;

•	make capital expenditures on information technology, personnel, office space and tangible assets;

•	provide adequate training and supervision to maintain high quality standards; and

•	devote management’s attention to any unforeseen issues that may arise related to our growth.
If we do not effectively manage our growth we may not be able to meet the needs of our clients and our financial advisors, which could adversely affect our revenues and operations.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We have a limited operating history, and our past performance may not be indicative of our future results.
Realty Capital Securities commenced operations August 2007. Our investment banking, capital markets and transaction management services platform was launched during the period from November 2012 through January 2013, and has a limited operating history. Following the completion of the pending acquisitions, a significant percentage of our revenue will be derived from our independent retail advice platform, a business we have not previously operated. Accordingly, you should not rely on our past performance to predict our future results.
There can be no assurance that we will be successful in pursuing our long-term strategy of expanding into complementary businesses.
Our long-term strategy includes expanding into complementary businesses. As part of this strategy we entered into the pending acquisitions. See “Item 1. Business - The Pending Acquisitions” for more details. There are also risks associated with acquisitions, including the pending acquisitions, which may be costly and may not result in their intended benefits. See “- Risks Related to the Pending Acquisitions” for a more detailed discussion of these risks.
In addition, regulators may put restrictions on the ability of broker-dealers and investment advisers to add new financial advisors and/or branch offices which would be complementary to our business. Furthermore, any transaction similar to the pending acquisitions involving a change in ownership and control of a broker-dealer will require an application to FINRA for approval of such change of ownership, which approval may not be granted. Accordingly, even if we are able to negotiate a transaction with an acquisition candidate, we may not be able to consummate such transaction, thereby inhibiting our ability to fully execute our growth strategy.
If we fail to acquire and integrate complementary businesses, our results of operations and future prospects would be adversely affected.
There can be no assurance that we will be successful in our long-term strategy of expanding our service offerings to clients other than American Realty Capital.
A key component of our long-term business strategy is to expand our wholesale distribution platform and our investment banking, capital markets and transaction management services platform to sponsors and other participants in the management and sale of direct investment programs, other than American Realty Capital. Other direct investment sponsors may not want to retain us for a variety of reasons, including our common ownership with American Realty Capital. Accordingly, there can be no assurance that such strategy will be successful.
If we fail to increase or diversify our market share of direct investment programs, our results of operations and future prospects may be adversely affected.
Extensive or frequent changes in regulations could adversely affect our business.
The securities industry is subject to extensive and frequently changing requirements under federal and state securities and other applicable laws and self-regulatory organization rules. The SEC, FINRA, various securities exchanges and other U.S. governmental or regulatory authorities continuously review legislation and regulatory initiatives and may adopt new or revised laws and regulations. Such laws and regulations may be complex, and we may not have the benefit of regulatory or federal interpretations to guide us in compliance. Changes in the law or new interpretations of existing laws also could have an adverse effect on our methods and costs of doing business.
For example, with respect to direct investment programs, FINRA has proposed amendments to its rules that govern disclosure of a per share estimated value of a direct investment program security. Under one of the proposed amendments, the share value of a direct investment program security may be shown as the offering price per share less dealer manager fees, selling commissions, organization and offering expenses and potentially certain distributions, paid per share. The proposed amendments could adversely impact direct investment programs if investors or financial advisors react negatively to the new disclosure regime, and such an adverse impact on direct investment programs may harm our results of operations.
In addition, state securities regulators require that investors in direct investment programs meet certain minimum income and/or net worth standards. These standards may vary from state to state and change frequently. Changes to suitability standards may require us to expend resources familiarizing ourselves, as well as the financial advisors with whom we do business, with the new standards. If a financial advisor does not satisfy the requirements with regards to suitability standards, we could be subject to substantial liability, including fines, penalties and possibly rescission.
Along with suitability requirements, state regulators have also imposed limitations on an investor’s exposure to direct investment programs. The breadth and scope of these limitations have varied considerably and may operate to limit the exposure that a resident of a certain state has to a product, sponsor or direct investment programs generally. These concentration limitations have been applied with increasing frequency and have increasingly targeted all direct investment programs.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The DOL is preparing an amendment to the definition of “fiduciary” for purposes of ERISA. The proposed rule would broaden the scope of persons who could be ERISA fiduciaries and the activities that could require fiduciary treatment. The proposed rule could have consequences on the securities industry that are difficult to predict. The uncertainty surrounding the proposed DOL rulemaking may cause broker-dealers to delay their decision to sell products that our clients are offering, which could reduce demand for our services. If we were deemed fiduciaries or if our activities were deemed to be fiduciary activities, or if the same were true for the broker‑dealers with whom we do business, or whom we may acquire through the pending acquisitions or otherwise, we and they may be subject to additional regulation and, potentially, liability, and our results of operations could suffer as a result.
These risks, as well as the additional risks described under “- Risks Related to Our Industry - The acquired businesses are exposed to regulatory, compliance and legal risks that are different from those we currently face,” will also apply to our independent retail advice platform following the completion of the pending acquisitions.
Realty Capital Securities is prohibited from raising money for U.S. Net Lease REITs sponsored by American Realty Capital.
During 2013, 38% of Realty Capital Securities’ sales of interests in non-traded REITs consisted of sales of interests in U.S. Net Lease REITs sponsored by American Realty Capital. In connection with the merger between ARCP, and Cole, RCAP Holdings and Mr. Schorsch agreed that neither RCAP Holdings nor any of its affiliates, including Realty Capital Securities, will be permitted to sponsor or raise capital for any U.S. Net Lease REITs sponsored by American Realty Capital. Mr. Schorsch and other persons affiliated with RCAP Holdings are directors and executive officers of ARCP.
Although this restriction does not prohibit Realty Capital Securities from raising money for U.S. Net Lease REITs that are not affiliates of RCAP Holdings, Mr. Schorsch or any of their affiliates, there can be no assurance that Realty Capital Securities will be able to sell interests in other types of REITs or U.S. Net Lease REITs sponsored by unaffiliated sponsors to replace the loss of sales in U.S. Net Lease REITs sponsored by American Realty Capital. Furthermore, although Cole’s wholesale broker-dealer has not to date distributed interests in REITs other than U.S. Net Lease REITs, it could in future do so and could compete with Realty Capital Securities.
Our ability to attract and retain qualified professionals is critical to our success, and our failure to do so may materially impair the value of your shares of our Class A common stock.
We depend on the skills and expertise of the qualified professionals who work for our operating subsidiaries and our success depends on our ability to retain existing and attract new qualified professionals. The professionals and senior marketing personnel of our operating subsidiaries have direct contact with our clients, financial advisors and retail broker-dealers, and with other key individuals, and the loss of these personnel could jeopardize those relationships and result in the loss of such accounts. If we lose the services of any key personnel, we may not be able to manage and grow our operations effectively, enter new markets, develop new products or effectively integrate businesses we acquire, including but not limited to the acquired businesses, into our operations.
We also anticipate that it will be necessary for us to hire additional professionals as we further diversify our products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. Our ability to retain and attract these personnel will depend heavily on the amount of compensation we can offer. Compensation levels in the securities industry are highly competitive. Consequently, our profitability could decline as we compete for personnel. An inability to recruit and retain qualified personnel could affect our ability to provide acceptable levels of service to our clients and funds and hinder our ability to attract new clients, each of which could have a material adverse effect on our business.
We may require additional financing, which may not be available on acceptable terms or at all.
In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination, including pursuant to the Registration Statement on Form S-1 we filed with the SEC on February 13, 2014 related to the potential sale and issuance of shares of our Class A common stock in a public offering. We may need to seek to raise additional capital through other available sources, which may include borrowing additional funds or raising additional capital from third parties in addition to the Cetera financings, and there can be no assurance that we will be successful in obtaining required funds on favorable terms, or at all. Additionally, the issuance of new securities to raise capital will cause the dilution of shares held by current stockholders.
If we are unable to generate adequate cash from our operations, or from financing activities, our liquidity and results of operations could be adversely impacted.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Our future indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.
Concurrently with the execution of the Cetera merger agreement, we entered into the Cetera commitments which comprise of (i) the Bank commitment, which provides for a commitment for an aggregate of $725.0 million in indebtedness under the bank facilities in connection with the completion of the Cetera merger; and (ii) the Luxor commitment, pursuant to which Luxor has committed to purchase shares of our Class A common stock under certain circumstances, which we refer to as the Luxor common stock, and certain other securities in connection with the completion of the Cetera merger, which we refer to as the Luxor securities. The Luxor securities include $120.0 million aggregate principal amount of newly issued 5% convertible notes due 7.5 years from the issue date (the "convertible notes") to Luxor in connection with the completion of the Cetera merger.
Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes. In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds.
We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, we are limited in the amount of capital that we can draw from any broker-dealer subsidiary. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible and may not be on as favorable terms. The bank facilities and the indenture governing the convertible notes will restrict our ability to sell assets. Even if we could consummate those sales, the proceeds that we realize from them may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our outstanding indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.
The bank facilities and the indenture governing the convertible notes will permit us to incur additional indebtedness. Although the bank facilities and the indenture governing the convertible notes will contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions will not prevent us from incurring obligations that do not constitute “indebtedness” as defined in the bank facilities and the indenture governing the convertible notes. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
The bank facilities and the indenture governing the convertible notes will contain restrictions that may prevent us from taking actions that we believe would be in the best interest of our business.
The bank facilities and the indenture governing the convertible notes will contain customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	paying dividends on, redeeming or repurchasing our capital stock;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	receiving dividends or other payments to us;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates; and

•	consolidating, merging or transferring all or substantially all of our assets.
We will also be required to comply with financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control.

RCS Capital Corporation and Subsidiaries
December 31, 2013

If we violate any of these covenants and are unable to obtain waivers, we would be in default under the bank facilities or indenture and payment of our indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business could be materially and adversely affected.
In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our Class A common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Increases in interest rates, by potentially adversely impacting the performance of direct investment programs, including net lease programs, may negatively impact us.
As with other yield-oriented securities, shares of direct investment programs, particularly those marketed to “mass affluent” investors, who we believe seek products with “durable income” characteristics, are impacted by their level of distributions to their stockholders. The distribution rate is often used by investors to compare and rank similar yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the level of distributions that direct investment programs may make and influence the decisions of investors who are considering investing in their common stock. A rising interest rate environment, due to recently announced changes in the monetary policy of the United States Federal Reserve or otherwise, could have an adverse impact on the common stock price of direct investment programs, their ability to issue additional equity and the cost to them of any such issuance. Because we rely on direct investment programs, any macroeconomic conditions affecting them adversely may negatively impact us.
Rising interest rates may also have adverse effects on financial products sold through the independent retail advice platform, which could cause our results of operations to suffer.
We are exposed to risks due to our investment banking activities.
Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other statutes and case law with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with the net capital rule.
Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.
The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. There can be no assurance that our policies and procedures will effectively and accurately record and verify this information.
Our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to clients as well as to third parties and increases in general systemic risk.
Realty Capital Securities is subject to risks that are particular to its role as dealer manager for direct investment program offerings.
In connection with its role as dealer manager for direct investment program offerings, Realty Capital Securities provides substantial promotional support to the broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other forms of mass communication. Due to the volume of materials that Realty Capital Securities may provide throughout the course of an offering, much of which may be scrutinized by regulators, Realty Capital Securities may be exposed to significant liability under federal and state securities laws, and subject to fines by the SEC, FINRA and state securities regulators, or even suspension from the securities industry.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.
Realty Capital Securities is, and any other broker-dealer acquired by us will be, required to maintain certain levels of minimum net capital subject to the SEC’s net capital rule. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all the activities of a broker-dealer. Realty Capital Securities, and any other broker-dealer acquired by us, may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and may subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing.
Our business could be adversely affected by a downturn in the financial markets.
Our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets, including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations are likely to be adversely affected.
Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory, placement agent and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our clients and, therefore, to a decline in the revenues we receive from commissions and spreads.
Market fluctuations and volatility may reduce our revenues and profitability.
Our revenues and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the underwriting of securities or the failure of third parties to meet commitments.
Lower securities price levels may also result in a reduced volume of transactions. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of common stocks and the failure of issuers and third parties to perform their obligations can result in illiquid markets.
We face competition from other financial firms.
We compete directly with national and regional full-service broker-dealers and a broad range of other financial services firms, including banks, investment advisers and insurance companies. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than we do. Many of these firms offer their clients more products and research than we do. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. These competitors may have lower costs or provide more services, and they may offer their clients more favorable commissions, fees or other terms than those offered by us. The acquired businesses are subject to similar competition.
If we do not continue to develop and enhance our services in a timely manner, our business may be harmed.
Our future success will depend on our ability to develop and enhance our services and add new services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to effectively use new technologies, adapt our services to emerging industry or regulatory standards or market new or enhanced services.

RCS Capital Corporation and Subsidiaries
December 31, 2013

If we are unable to develop and introduce new or enhanced services quickly enough to respond to market or client requirements or to comply with emerging industry standards, including regulatory standards, or if these services do not achieve market acceptance, our business could be seriously harmed.
We face significant competition for wholesalers.
We are dependent upon our employees who recruit and manage retail broker-dealers for the offerings of direct investment programs for which Realty Capital Securities serves as dealer manager, whom we refer to as our wholesalers. We are exposed to the risk that our wholesalers could leave or decide to affiliate with one of our competitors and that we would be unable to recruit suitable replacements. A loss of a large group of wholesalers could have a material adverse impact on Realty Capital Securities business.
Providing transaction management services involves providing services that meet the legal needs of our clients and, as a result, is subject to a variety of complex and evolving laws and regulations.
Providing transaction management services involves providing services that meet the legal needs of our clients, which may subject us to allegations of unauthorized practice of law ("UPL"). UPL generally refers to an entity or person giving legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. We are unable to acquire a license to practice law in the United States, or employ licensed attorneys to provide legal advice to our clients, because we do not meet the regulatory requirement of being exclusively owned by licensed attorneys. We also may be subject to laws and regulations that govern business transactions between attorneys and non-attorneys, including those related to the ethics of attorney fee-splitting and the corporate practice of law. We may incur costs associated with responding to, defending and settling proceedings related to UPL, and the provision of our services more generally. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.
Internet and internal computer system failures or security breaches could damage our reputation and harm our business.
A portion of our business is conducted through the Internet and through our internal computer system, either of which could experience system failures and degradations in the future due to circumstances beyond our control, which include, but are not limited to:

•	human error;

•	subsystem, component or software failure;

•	a power or telecommunications failure;

•	an earthquake, fire, or other natural disaster or act of God;

•	hacker attacks or other intentional acts of vandalism; or

•	acts of terror or war.
Any of these events could have a material adverse effect on our financial condition and results of operations.
Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.
The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data. Any compromise of our systems or security could harm our business.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Our brands may not achieve broad recognition.
We believe that broader recognition and positive perception of our brands and the brands of our operating subsidiaries, and the brands of any businesses we or they may acquire are essential to our future success. Our successful positioning of our brands will depend in a large part on the success of our advertising and promotional efforts, an increase in the number of users and page views of our websites, and the ability to continue to provide a website and services useful to our clients. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which includes multimedia advertising, promotional programs and public relations activities. These initiatives require significant expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.
The preservation and enhancement of the brands of the acquired businesses is essential to their success. We expect that the acquired business will continue to be operated independently under their existing brands and management following the completion of the pending acquisitions, subject to our oversight. Any failure of the brand enhancement strategy or other marketing efforts of any of the acquired businesses could have an adverse impact on us.
A failure to protect our reputation could adversely affect our businesses.
Our ability to attract and retain clients, investors, employees and financial advisors is highly dependent upon external perceptions of us and our operating subsidiaries. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, unethical behavior and the misconduct of our employees, financial advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential clients, investors, employees and financial advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
The preservation of the reputations for independence of the independent broker-dealer subsidiaries that will make up our independent retail advice platform will also be important to our success. We expect the independent broker-dealer subsidiaries will continue to be operated independently under their existing brands and management following the completion of the pending acquisitions, subject to our oversight. Currently, the independent broker-dealer subsidiaries which will comprise our independent retail advice platform offer interests in direct investment programs and other products sponsored by American Realty Capital, and we expect they will continue to do so following the completion of the pending acquisitions. There is a risk that continuing, or increasing, this level of sales following the completion of the pending acquisitions could affect the independent broker-dealer subsidiaries’ reputation for independence, which could adversely affect our results of operations.
Risks Related to Our Industry
We are subject to various risks associated with the securities industry.
We are subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;

•	extensive governmental regulation;

•	litigation;

•	intense competition;

•	substantial fluctuations in the volume and price level of securities; and

•	dependence on the solvency of various third parties.
As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired, because certain expenses remain relatively fixed. In the event of a market downturn, our business could be adversely affected in many ways. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.
Broker-dealers and other financial services firms are subject to extensive regulations and increased scrutiny.
The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies, as well as various self-regulatory agencies. Recent turmoil in the financial markets has contributed to significant rule changes, heightened scrutiny of the conduct of financial services firms and increasing penalties for rule violations. We may be adversely affected by new laws or rules or changes in the interpretation of existing rules or more rigorous enforcement. Significant new rules are developing under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). Some of these rules could impact our businesses, including through the potential implementation of a more stringent fiduciary standard for brokers and enhanced regulatory oversight over incentive compensation.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We also may be adversely affected by other evolving regulatory standards, such as those relating to suitability and supervision. Legal claims or regulatory actions against us also could have adverse financial effects on us or harm our reputation, which could harm our business prospects.
Realty Capital Securities is, and any acquired broker-dealer will be, registered as a broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and a member of FINRA, and subject to regulation, examination and supervision by the SEC, FINRA, other self-regulatory organizations and state securities regulators. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping and the conduct and qualification of officers, employees and independent contractors. As part of the regulatory process, broker-dealers and investment advisers are subject to periodic examinations by the SEC, the purpose of which is to determine their compliance with securities laws and regulations. Broker-dealers are also subject to routine and for-cause examinations by FINRA. It is not uncommon for the regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
The SEC and self-regulatory organizations, such as FINRA, have the authority to bring administrative proceedings against firms under their jurisdiction, whether arising out of examinations or otherwise, for violations of the securities laws. Administrative sanctions can include cease-and-desist orders, censure, fine, civil monetary penalties and disgorgement and may even result in the suspension or expulsion of the firm from the securities industry. In June 2013, Realty Capital Securities entered into a Letter of Acceptance, Waiver and Consent ("AWC"), with FINRA that included findings that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, had occurred in connection with its activities as a co-dealer manager for a public offering, as further described under Note 7 -Commitments and Contingencies - Legal Proceedings of our notes to consolidated financial statements included in this Annual Report on Form 10-K.
Similar sanctions may be imposed upon officers, directors, representatives and employees. Judicial proceedings also may be initiated by the SEC or state regulators where the misconduct warrants such action and may result in injunctive relief, civil monetary penalties, disgorgement and other sanctions.
Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted, and regularly review and update, various policies, controls and procedures to address or limit actual or perceived conflicts. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us.
Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The PATRIOT Act mandates that financial institutions, including broker-dealers and investment advisors, establish and implement anti-money laundering ("AML"), programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. We have established AML programs but there can be no assurance of the effectiveness of these programs. Failure to comply with AML requirements could subject us to disciplinary sanctions and other penalties.
Financial services firms must also comply with applicable privacy and data protection laws and regulations, including SEC Regulation S-P and applicable provisions of the 1999 Gramm-Leach-Bliley Act, the Fair Credit Reporting Act of 1970 and the 2003 Fair and Accurate Credit Transactions Act. Any violations of laws and regulations relating to the safeguarding of private information could subject us to fines and penalties, as well as to civil action by affected parties.
The acquired businesses are exposed to regulatory, compliance and legal risks that are different from those we currently face.
In the same manner as Realty Capital Securities, the registered broker-dealer or investment adviser subsidiaries of Cetera and the other acquired businesses must comply with applicable regulations or risk serious adverse consequences to their businesses. In addition, the acquired businesses engage in regulated activities that are different from those currently undertaken by our operating subsidiaries and thus will expose us to different risks. The independent retail advice platform deals with retail clients through networks of financial advisors that operate through multiple separate branch offices. We will be responsible for the conduct of a retail business, including the management and supervision of branch office operations and the supervision of retail activities. Our broker-dealer subsidiaries, employees and agents will have significant obligations to clients. As we expand our independent retail advice platform, we will likely increase our exposure to claims and litigation resulting from, among other things, alleged and actual errors and omissions, breach of fiduciary or other duties owed to clients, or misconduct in effecting securities transactions, rendering investment advice and placing insurance.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The registered broker-dealer or investment adviser subsidiaries of Cetera and the other acquired businesses will also be engaged in the sale of certain products that are different from those currently sold by Realty Capital Securities, such as insurance products, including annuities and life insurance. Significant risk management and supervisory systems and controls and surveillance protocols are required to oversee these businesses. To the extent that our systems and controls are ineffective in assuring compliance with applicable laws, rules and regulations, we could be exposed to significant regulatory sanctions.
It is not uncommon for registered broker-dealers or investment advisers to be subject to assertions of violations of the rules and regulations of FINRA and the SEC. Certain of the acquired businesses and their financial advisors have been subject to investigations and administrative complaints by FINRA and the SEC, some of which are ongoing and some of which have resulted in fines, settlements and orders to pay restitution.
While each of the acquired businesses maintains insurance designed to lessen the cost of defending and/or settling such matters and paying for any fines imposed, these insurance policies have limitations and deductibles and do not fully insulate the acquired businesses from such costs. There can be no assurance that the findings of any regulatory agencies will not result in subjecting us (and possibly certain of our principals and/or financial advisors) to some form of disciplinary action, including fines.
The independent retail advice platform includes subsidiaries that are SEC-registered investment advisers, which are subject to different compliance and oversight regimes than SEC-registered broker-dealers.
The SEC oversees all activities of registered investment advisers under the Advisers Act. Subsidiaries of the acquired businesses that are registered as investment advisers with the SEC will be subject to the requirements of the Advisers Act, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the adviser and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti‑fraud provisions.
The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities and regulations could result in investigations, sanctions, profit disgorgement, fines or other similar consequences.
We rely on direct investment programs for a substantial portion of our revenues.
During the period from 2008 to 2013, a substantial portion of our revenues came from services provided to direct investment programs, and it is anticipated that a substantial portion of our revenues will come from direct investment programs in the future as well. Our exposure to direct investment programs leaves us vulnerable to adverse developments including, but not limited to:

•	a reduction in the popularity of direct investment programs among retail investors;

•	rising interest rates, which could have the effect of reducing investor demand for higher‑yielding securities;

•	a determination by the Federal Reserve that asset bubbles in certain investment product categories may require a policy response;

•	continued or increasing negative publicity concerning non-traded REITs;

•	changes in tax law;

•	increased, costly or burdensome regulation from the SEC, state securities regulators or FINRA; and

•	malfeasance by sponsors or broker-dealers of direct investment programs, including by our competitors.
More particularly, recent scrutiny from FINRA, the SEC and state securities regulators has caused, and could continue to cause, negative publicity about direct investment programs.
In 2011, FINRA filed a complaint against a broker-dealer charging it, among other things, with soliciting investors to purchase non-traded REIT shares without fully investigating suitability, and for marketing non-traded REITs on its website with misleading returns. On October 22, 2012, the case was settled and FINRA ordered the broker-dealer to pay approximately $12.0 million in restitution to affected clients, and to clients who were charged excessive markups. The founder of the broker-dealer was personally fined $250,000 and suspended for one year from the securities industry and two years from acting as a principal.
On November 22, 2011, FINRA entered into a settlement with a second broker-dealer for using misleading, unwarranted or exaggerated marketing materials in the sale of a non-traded REIT. The broker-dealer was ordered to pay a fine of $300,000, and has neither admitted nor denied the charges.

RCS Capital Corporation and Subsidiaries
December 31, 2013

On December 12, 2012, the Massachusetts Securities Division (the ''Division"), filed an administrative complaint against a third broker-dealer, accusing it of violating Massachusetts securities laws in the sale of non‑traded REIT shares. On February 6, 2013, the Division and the broker-dealer entered into a consent order that required, among other things, a $2.0 million payment by the broker-dealer to Massachusetts investors, payment of a $500,000 fine and an agreement by the broker-dealer to reform its selling practices. On May 22, 2013, the Division announced settlements with five broker-dealers requiring them to make $6.0 million in restitution to investors and pay fines totaling $975,000 over the improper sale of shares of non-traded REITs.
The proceedings outlined above, none of which involved us or our affiliates, have received substantial publicity, much of it negative. In addition, both the SEC and FINRA issued bulletins in 2011 and 2012, respectively, urging investors to conduct careful reviews before investing in non-traded REITs, which has also generated negative publicity.
An adverse development relating to direct investment programs, including but not limited to negative publicity or any of the foregoing, could reduce our sources of revenue and negatively impact the market price of our Class A common stock.
Our ability to raise capital in a timely manner in the amount that we may require is limited by the operation of FINRA’s (NASD) Rule 1017.
FINRA’s (NASD) Rule 1017 requires that any member of FINRA file an application for approval of any change in ownership that would result in one person or entity directly or indirectly owning or controlling 25% or more of member firm’s equity capital. The application must be filed at least 30 days prior to effecting a change. The approval process under FINRA (NASD) Rule 1017 can take six months or more to complete.
The required FINRA process under FINRA (NASD) Rule 1017, including the required 30-day notice period before effecting a change in ownership, could hinder or delay us in any effort to raise capital, where, as a result of the capital raised, any person or entity would own or control 25% of more of any of our broker-dealer subsidiaries.
While we may effect a change in ownership 30 days after submitting notice to FINRA, FINRA may place interim restrictions on the firm pending final approval, and there is no guarantee that FINRA would ultimately approve any such change in ownership or control.
Difficult market conditions for investment products can adversely affect our business.
Demand for investment products, such as direct investment programs and mutual funds, is materially affected by conditions in the global financial markets and economic conditions throughout the world. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates, the rate of inflation, currency exchange rates, changes in the regulatory environment, wars, acts of terrorism or political uncertainty. Difficult market and economic conditions, the level and volatility of interest rates, investor sentiment and political events have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. For example, our revenues are directly related to the volume and value of investment banking and brokerage transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and size of these transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial services companies seeking available engagements. Our results of operations would also be adversely affected by any reduction in the volume or size of corporate finance transactions. Similarly, weakness in equity markets and diminished trading volume of securities could adversely impact retail brokerages, which are the clients of Realty Capital Securities. Our profitability may also be adversely affected by the possibility that we would be unable to scale back other costs quickly enough to match any decreases in revenue relating to changes in market and economic conditions.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Significantly expanded corporate governance and public disclosure requirements may result in fewer public offerings and discourage companies from engaging in capital markets transactions, which may reduce the number of investment banking opportunities available for us to pursue.
Highly publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted the U.S. Congress, the SEC and NYSE to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forego public offerings or elect to be listed on foreign markets, our underwriting business may be adversely affected. In addition, provisions of Sarbanes-Oxley, the Dodd-Frank Act, and the corporate governance rules imposed by self-regulatory organizations and stock exchanges have diverted the attention of many companies away from capital markets transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that either are or are planning to become public companies are incurring significant expenses in complying with the SEC reporting requirements relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls may have greater difficulty accessing the capital markets. The Dodd-Frank Act contains several provisions that will have a direct impact on the operations of our investment banking and capital markets business. The legislation contains changes to the laws governing, among other things, Federal Deposit Insurance Corporation assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. The full impact of the Dodd‑Frank Act on our business and operations will not be known for years until all of the regulations implementing the statute are written and adopted. However, the Dodd-Frank Act may have a material impact on our operations, particularly through an increased regulatory burden and increased compliance costs. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.
Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.
We face significant legal risks in connection with our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, employment claims, potential liability for advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements.
Moreover, our role as advisor to clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment. These activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including our clients’ stockholders who could bring securities class action suits against us. There can be no assurance that indemnities from our clients and provisions to limit our exposure to legal claims relating to our services will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against our investment banking business could harm our results of operations or harm our reputation, which could adversely affect our business and prospects.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
Recently, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. For example, we often deal with confidential matters of great significance to our clients. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business could be adversely affected.
If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.
We are not required to register as an investment company under the Investment Company Act, and we intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would harm our business and the price of our Class A common stock.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Risks Related to our Structure
The dual class structure of our common stock has the effect of concentrating voting control over us in RCAP Holdings and, indirectly, in those who control RCAP Holdings.
Holders of our Class A common stock are entitled to one vote per share, and pursuant to our amended and restated certificate of incorporation, so long as any of our Class B common stock remains outstanding, the holders of our Class B common stock always will have a majority of the voting power of our outstanding common stock. After giving effect to the exchange transactions that occurred on February 11, 2014, RCAP Holdings holds our sole outstanding share of Class B common stock and thereby controls us. RCAP Holdings’ retention of this single share of our Class B common stock following the exchange transactions will also allow it to retain the majority of the voting power of our outstanding common stock and, thereby, retain effective control of our board of directors and the ability to control all matters submitted to our stockholders for approval. In addition, even if the share of Class B common stock were not outstanding, RCAP Holdings owns 90.76% of our outstanding shares of Class A common stock, as of February 28, 2014 and would still control us through its ownership of such shares. This concentrated control will limit or preclude your ability to influence corporate matters and RCAP Holdings has the ability to control all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	certain changes to our amended and restated certificate of incorporation;

•	amendments to any agreements between us and RCAP Holdings;

•	corporate opportunities that may be suitable for us and RCAP Holdings;

•	determinations with respect to enforcement of rights we may have against third parties;

•	the payment of dividends, if any, on our common stock; and

•	the number of shares available for issuance under our stock plans for its prospective and existing employees.
If RCAP Holdings does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. The individuals who control RCAP Holdings, Messrs. Schorsch and Kahane, also control RCS Capital Management, which means that these individuals may have an even greater influence over our affairs than their control over RCAP Holdings alone would dictate.
RCAP Holdings’ ability to control our board of directors may also make it difficult for us to recruit high-quality independent directors. Persons who would otherwise have accepted an invitation to join our board of directors may decline to do so, which makes the recruitment of the most qualified independent directors more difficult.
In the event RCAP Holdings is acquired or otherwise undergoes a change of control, any acquirer or successor will be entitled to exercise the voting control and contractual rights of RCAP Holdings, and may do so in a manner that could vary significantly from that of RCAP Holdings.
It may be difficult to favorably resolve any disputes that arise between us and RCAP Holdings.
Disputes may arise between RCAP Holdings and us in a number of areas relating to our ongoing relationships, including:

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain potential clients;

•	sales or dispositions by RCAP Holdings of all or any portion of its ownership interest in us; and

•	business development or marketing activities by us which may require the consent of RCAP Holdings.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if the conflict were between two unaffiliated parties. The agreements we have entered into with RCAP Holdings may only be amended upon agreement between the parties. While we are controlled by RCAP Holdings, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for NYSE-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Because we qualify as a “controlled company” under the corporate governance rules for NYSE-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined not to have an independent nominating function or to have the full board of directors be directly responsible for nominating members of our board of directors, and we have elected not to have a majority of our board of directors be independent and not to have a compensation committee. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
We are dependent on RCS Capital Management and its officers, who provide services to us through the services agreement.
We rely heavily on RCS Capital Management to conduct day-to-day business operations of our company, and to provide strategic planning and consulting services to us and our operating subsidiaries. Accordingly, the success of our businesses depends to a significant extent upon the efforts, experience, diligence, judgment, skill and network of business contacts of the officers of RCS Capital Management. The departure of any of the officers of RCS Capital Management could have a material adverse effect on our performance and slow our future growth.
RCS Capital Management is not obligated to dedicate any of its officers exclusively to us. In addition, none of our officers or the officers of RCS Capital Management is obligated to dedicate any specific portion of his time to our business. Each of these individuals has significant responsibilities for other business segments currently managed by affiliates of American Realty Capital, including as a result of being part of the senior management or key personnel of other American Realty Capital-sponsored entities and their advisors. For example, five of the American Realty Capital-sponsored REITs have registration statements that became effective within the last 12 months. Additionally, one American Realty Capital-sponsored program is currently in registration. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets that affect American Realty Capital, the attention of RCS Capital Management’s principals and executive officers will also be required by the other entities and businesses managed by affiliates of American Realty Capital. In such situations, we may not receive the level of support and assistance that we might receive if we were internally managed.
In addition, no assurance can be given that RCS Capital Management will continue to provide services to us. The initial term of the services agreement between RCAP and RCS Capital Management extends until June 10, 2033, with automatic five-year renewals, subject to termination by nonrenewal upon a 180-day prior written notice. If the services agreement is terminated and no suitable replacement is found to provide the services needed by us under that agreement, we may not be able to execute our business plan.
The services agreement was not negotiated on an arm’s-length basis and may not be as favorable as a services agreement negotiated with an unaffiliated third party.
Four of our five executive officers and five of our nine directors are also principals of RCAP Holdings and all of our executive officers and four of our nine directors are executive officers of RCS Capital Management, all of whom are also executive officers of American Realty Capital. Our services agreement with RCS Capital Management was negotiated between related parties and its terms, including amounts payable thereunder, may not be as favorable as if it had been negotiated with an unaffiliated third party.
Termination of the services agreement by us without cause would be difficult to effect. During the initial term, we, together with RCS Holdings, may terminate the services agreement only for cause. Effective at the expiry of the initial 20-year term or any subsequent five-year renewal term, we, together with RCS Holdings, may terminate the services agreement without cause, upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) RCS Capital Management’s unsatisfactory performance that is materially detrimental to us; or (2) a determination that the quarterly fees, incentive fees or performance-based awards payable to RCS Capital Management are not fair, subject to RCS Capital Management’s right to prevent termination based on unfair fees or awards by accepting a reduction of quarterly fees, incentive fees or awards agreed to by at least two-thirds of our independent directors. RCS Capital Management will be provided 180 days’ prior written notice of any such termination. These provisions may adversely affect our ability to terminate RCS Capital Management without cause.
RCS Capital Management is not contractually committed to serve us beyond June 10, 2033. Thereafter, the services agreement will be renewable for five-year terms; provided, however, that RCS Capital Management may terminate the services agreement before the end of any five-year term at will upon 180 days’ prior written notice. If the services agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Pursuant to the services agreement, RCS Capital Management does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. RCS Capital Management maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the services agreement, none of RCS Capital Management or any of its respective officers, members or personnel, any person controlling or controlled by RCS Capital Management or any person providing sub-advisory services to RCS Capital Management will be liable to us, any subsidiary of ours, our directors, our stockholders or any of our subsidiaries’ stockholders or partners for acts or omissions performed in accordance with and pursuant to the services agreement, except because of acts constituting bad faith, willful misconduct or gross negligence. In addition, we have agreed to indemnify RCS Capital Management and each of its officers, stockholders, members, managers, directors and personnel, any person controlling or controlled by RCS Capital Management and any person providing sub-advisory services to RCS Capital Management with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of RCS Capital Management not constituting bad faith, willful misconduct or gross negligence.
Payment of fees to RCS Capital Management reduces cash available for business investment and stockholder distribution.
RCS Capital Management provides certain services to us pursuant to a services agreement. RCS Capital Management is paid substantial fees for these services, which reduces the amount of cash available for investment in our business or distribution to our stockholders. Such fees consist of (i) a quarterly fee; (ii) an incentive fee; and (iii) performance-based awards to RCS Capital Management. Also, in the future we may contract with RCAP Holdings and/or RCS Capital Management to perform other services for us for which we will pay additional fees.
In general, we and our subsidiaries are permitted to deduct all ordinary and necessary business expenses incurred in the operation of our businesses. The quarterly fee payable by us and RCS Holdings to RCS Capital Management, a related party, is allocated among us and RCS Holdings based on any reasonable method determined by our independent directors, such as the relative value of the services provided during the relevant period or the relative amount of time spent by RCS Capital Management providing management services to us, on the one hand, and RCS Holdings and to operating subsidiaries, on the other hand. The Internal Revenue Service (the "IRS"), could challenge the allocation of the quarterly fee among us and RCS Holdings or the deductibility of the quarterly fee by us or RCS Holdings if, for example, the amount of the quarterly fee is not reasonable relative to the services provided. If the deduction were successfully denied, in whole or in part, we or RCS Holdings, as applicable, would compute taxable income without deducting the quarterly fee, thereby increasing taxable income (or reducing losses) despite the reduction in our or RCS Holdings’ cash due to the payment of the quarterly fee to RCS Capital Management.
There are various conflicts of interest arising out of our relationship with RCAP Holdings and RCS Capital Management, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with RCAP Holdings and RCS Capital Management. Specifically, Mr. Schorsch, the executive chairman of our board of directors, Mr. Kahane, our chief executive officer and one of our directors, Mr. Budko, our executive vice president, chief investment officer and one of our directors, Mr. Block, one of our directors, and Mr. Weil, our president, treasurer, secretary and one of our directors, are executives and/or members of both RCAP Holdings and RCS Capital Management. These individuals have conflicts between their duties to us and their duties to, and interests in, RCAP Holdings, RCS Capital Management and other affiliates of RCAP Holdings and RCS Capital Management, and these conflicts may not be resolved in our favor.
Conflicts may arise with respect to the interpretation, continuation, renewal or enforcement of our agreements with RCS Capital Management, RCAP Holdings and their affiliates, including the agreements described under “Relationships and Related Party Transactions.” The resolution of any such conflict in favor or RCAP Holdings, RCS Capital Management or any of their affiliates may materially harm our results of operations and the value of your shares of our Class A common stock.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The quarterly fees payable to RCS Capital Management under the services agreement may cause RCS Capital Management to engage in risky behavior in order to increase its compensation.
Under the services agreement, RCS Capital Management is entitled to receive (i) quarterly fees based on our GAAP pre-tax income; and (ii) incentive fees based on our Core Earnings (as defined below). RCS Capital Management is also entitled to receive performance-based awards based on Total Return as measured against a peer group of companies, as further described under “Management - 2013 Manager Multi-Year Outperformance Agreement.” In providing services to us under the terms of the services agreement, the opportunity to earn compensation based on our GAAP pre-tax income and based on Core Earnings may lead RCS Capital Management to place undue emphasis on the maximization of our aggregate GAAP pre-tax income and Core Earnings at the expense of other criteria that would be beneficial to our business, such as preservation of capital, in order to obtain more compensation. Additionally, RCS Capital Management might engage in risky or speculative behavior in order to maximize Total Return, even if such behavior might put us at risk. Core Earnings is a non-GAAP measure and is defined as our after-tax GAAP net income (loss), before the incentive fee plus non-cash equity compensation expense, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount may be adjusted to include one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between RCS Capital Management and our independent directors and after approval by a majority of our independent directors.
We are an “emerging growth company” under the federal securities laws and subject to reduced public company reporting requirements.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We could remain an “emerging growth company” for up to five years, or until the earliest of: (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.0 billion or more; (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months); or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
We expect that we will cease to be an “emerging growth company” on December 31, 2014, assuming the completion of the pending acquisitions.
Under the JOBS Act, “emerging growth companies” are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of Sarbanes-Oxley; (2) comply with new requirements adopted by the Public Company Accounting Oversight Board (the "PCAOB"), which may require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements; (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise); (4) provide certain disclosures relating to executive compensation generally required for larger public companies; or (5) hold stockholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any or all the JOBS Act exemptions that are applicable to us. If we avail ourselves of any of the remaining exemptions from various reporting requirements, it may be more difficult for investors and securities analysts to evaluate us and we do not know if some investors will find shares of our Class A common stock less attractive as a result, which may result in a less active trading market for shares of our Class A common stock or a more volatile stock price.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
We would be required to pay to RCAP Holdings most of the tax benefit of any depreciation or amortization deductions we may claim as a result of any step up in tax basis we would receive if the exchange by RCAP Holdings of substantially all of its Operating Subsidiaries Units is characterized as a taxable exchange.
If the exchange by RCAP Holdings of substantially all of its Operating Subsidiaries Units for shares of our Class A common stock (and cancellation of its corresponding shares of our Class B common stock) through the exchange transactions qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and/or intangible assets of our operating subsidiaries connected with such Operating Subsidiaries Units. Accordingly, we would not be required to make any payments under the tax receivable agreement we have entered into with RCAP Holdings.

RCS Capital Corporation and Subsidiaries
December 31, 2013

However, if this exchange were treated as a taxable exchange, each of our operating subsidiaries intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis in the tangible and intangible assets of our operating subsidiaries connected with such Operating Subsidiaries Units. The increase in tax basis would be expected to reduce the amount of tax that we would otherwise be liable for in the future. Pursuant to the tax receivable agreement we have entered into with RCAP Holdings, we would be required to pay RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that we realize as a result of this increase in tax basis resulting from the exchange. The amount and timing of any payments under the tax receivable agreement would vary depending on a number of factors, including the extent to which the exchange is taxable, the amount and timing of our income and the tax rates then applicable. See “Relationships and Related Party Transactions - Tax Receivable Agreement.”
Risks Related to our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be volatile and could be subject to wide fluctuations. In addition, the trading volume on Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of our Class A common stock at or above your purchase price, if at all. There can be no assurance that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of Class A common stock, include:

•	adverse publicity about direct investment programs, generally, or individual scandals specifically;

•	general market and economic conditions;

•	variations in our quarterly operating results;

•	our failure to meet the market’s earnings expectations;

•	departures of principals or additions/departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by our stockholders;

•	changes in market valuations of similar companies;

•	actual or anticipated poor performance in our underlying investment strategies;

•	publication of research reports about us or the securities industry, or the failure of securities analysts to cover our Class A common stock;

•
changes or proposed changes in laws or regulation, or differing interpretations thereof, affecting our business, or enforcement of these laws and regulations, or announcements relating to these matters; and

•	litigation and governmental investigations.
Public perceptions of the actual or expected risks or benefits of the pending acquisitions could also affect the price of our Class A common stock. If we do not achieve the perceived benefits of the pending acquisitions as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the pending acquisitions on our financial results is otherwise not consistent with the expectations of financial or industry analysts, the market price of our Class A common stock may decline as a result of the pending acquisitions. Similarly, uncertainty about the completion of the pending acquisitions, which are subject to conditions, may also affect the market price of our Class A common stock.
Future sales of our Class A common stock in the public market or future issuances in connection with acquisitions of businesses could lower our stock price.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock by RCAP Holdings or the perception that such sales could occur. We have also filed with the SEC on February 13, 2014, a Registration Statement on Form S-1 related to the potential sale and issuance of shares of our Class A common stock in a public offering. Sales and issuances of our Class A common stock may also occur in connection with the concurrent private offering contemplated in the Registration Statement on Form S-1, the issuance of the Luxor securities, the issuance of additional shares of our Class A common stock or to pay consideration at the completion of the Summit merger, the First Allied acquisition, the ICH merger and the J.P. Turner acquisition. These sales or issuances, or the possibility that these sales or issuances may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Pursuant to the registration rights agreement entered into with RCAP Holdings and RCS Capital Management, we have agreed to use our reasonable best efforts to file registration statements from time to time for the sale of the shares of our Class A common stock, including our Class A common stock upon exchange of Operating Subsidiaries Units upon completion of the exchange transactions, and any equity-based awards granted to RCS Capital Management under our equity plan.
Pursuant to the Luxor commitment, we have agreed to file with the SEC a continuously effective resale registration statement for the shares of our Class A common stock and other securities issued to Luxor in the concurrent private offering and in connection with the Cetera financings within 45 days of their issuance.
There can be no assurance as to the size or price of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
You will suffer dilution in connection with future issuances of our Class A common stock.
Any public and private offerings of our Class A common stock, the issuance of the Luxor securities and the issuance of additional shares of our Class A common stock to pay consideration at the completion of the Cetera merger, the First Allied acquisition, the ICH merger and the J.P. Turner acquisition as well as any additional capital that we raise through sale of equity or convertible securities or any equity or convertible securities issued as consideration in future acquisitions, could also dilute your ownership in us. Furthermore, if we issue equity securities, our stockholders may experience dilution, and the new equity securities could have rights senior to those of our Class A common stock, such as the convertible preferred stock to be issued to Luxor in connection with the Cetera financings. Because our decision to issue securities in any future offering may depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our Class A common stock and diluting their interest in us.
We cannot assure you that we will be able to continue paying dividends at the current rate.
We currently pay cash dividends to our Class A stockholders on a quarterly basis as approved by our board of directors. However, our stockholders may not receive the same dividends following the completion of the Cetera merger and the other pending acquisitions, for various reasons, including the following:

•
as a result of the issuance of shares of our Class A common stock in connection with the ICH merger, the J.P. Turner acquisition and the Summit merger, if those transactions are completed, and the potential issuance of the Luxor securities in connection with the Cetera financings, and in connection with any public and private offerings of our Class A common stock, the total amount of cash required for us to pay dividends at our current rate will increase;

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•
we have agreed with Luxor that prior to the date the Luxor securities are issued in connection with the completion of the Cetera merger, we will not directly or indirectly cause our operating subsidiaries to pay any dividend to any member except to the extent that such dividends do not exceed $5.0 million in the aggregate per fiscal quarter, which limits our ability to pay dividends to our stockholders prior to the date the Luxor securities are issued in connection with the completion of the Cetera merger;

•
our ability, and the ability of our operating subsidiaries, to pay dividends is expected to be limited by customary negative covenants that will be contained in agreements we will enter into if we consummate the Cetera financings; and

•	we may desire to retain cash to maintain or improve our credit rating.
Our stockholders also may not receive the same dividends for other reasons, including the following:

•
our stockholders have no contractual or other legal right to dividends that have not been declared and decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason; and

•
the amount of dividends that our operating subsidiaries may distribute to us may be subject to restrictions imposed by state law, or regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Anti-takeover provisions in our amended and restated certificate of incorporation and by-laws could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and by-laws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our board of directors to thwart a takeover attempt. In addition, the holders of our Class B common stock always will have a majority of the voting power of our outstanding common stock. The market price of our Class A common stock could be adversely affected to the extent that the provisions of our amended and restated certificate of incorporation and by-laws will discourage potential takeover attempts that our stockholders may favor.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us. If few or no securities or industry analysts cover us, the market price of our Class A common stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of the analysts covering us fail to publish reports on us regularly, demand for our Class A common stock could decline, which could cause the price and trading volume of our Class A common stock to decline.
All of our debt obligations, and any future indebtedness we may incur, will have priority over our Class A common stock with respect to payment in the event of a liquidation, dissolution or winding up.
In any liquidation, dissolution or winding up of our company, our Class A common stock would rank below all debt claims against us. In addition, any convertible or exchangeable securities or other equity securities that we may issue in the future, such as the Luxor securities, may have rights, preferences and privileges more favorable than those of our Class A common stock. As a result, holders of our Class A common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation or dissolution until after our obligations to our debt holders and holders of equity securities that rank senior to our Class A common stock have been satisfied.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operations. Our headquarters are located at 405 Park Avenue, New York, New York 10022 and we pay an expense allocation related to the rent of this office space to American Realty Capital pursuant to a services agreement. Realty Capital Securities also leases office space in Boston, Massachusetts; Dallas, Texas; Scottsdale, Arizona; Las Vegas, Nevada; and Irvine, California. We believe that our office facilities are suitable and adequate to our business.
Item 3. Legal Proceedings
In April 2013, Realty Capital Securities received notice and a proposed AWC from FINRA that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, Realty Capital Securities submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, Realty Capital Securities consented to the imposition of a censure and a fine of $60,000, paid in the second quarter of 2013. We believe that the matter will not have a material adverse effect on us or our business.
Summit Litigation
Summit, its board of directors, our company and a wholly owned subsidiary formed by our company in connection with the Summit merger are named as defendants in two purported class action lawsuits (now consolidated) filed by alleged Summit shareholders on November 27, 2013 and December 12, 2013 in Palm Beach County, Florida challenging the Summit merger.  These lawsuits allege, among other things, that: (i) each member of Summit’s board of directors breached his fiduciary duties to Summit and its shareholders in authorizing the Summit merger; (ii) the Summit merger does not maximize value to Summit shareholders; and (iii) the defendants aided and abetted the breaches of fiduciary duty allegedly committed by the members of Summit’s board of directors.  These shareholder lawsuits seek class action certification and equitable relief, including an injunction against consummation of the Summit merger on the agreed-upon terms.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Item 4. Mine Safety Disclosure
Not applicable.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market price of our Class A common stock
Our Class A common stock began trading on the NYSE under the symbol “RCAP” on June 5, 2013. Prior to that, there was no public market for our Class A common stock. The table below sets forth, for the periods indicated, the high and low sales prices per share of our Class A common stock since June 5, 2013.

	Price Per Share of Common Stock
2013	High	Low
Second Quarter (1)	$19.40	$16.69
Third Quarter	$17.88	$15.00
Fourth Quarter	$18.35	$15.66
(1) For the period from June 5, 2013 through June 30, 2013.
As of December 31, 2013, we had one holder of record of our Class A common stock. This number excludes owners for whom our Class A common stock may be held in “street” name.
Dividend policy and dividends
We intend to pay quarterly cash dividends, subject to limitations imposed by Delaware law and the Cetera commitments and at the sole discretion of our board of directors. Commencing in July 2013, we have paid dividends in an amount equal to $0.18 per share for each quarter through the fourth quarter of 2013. We fund our dividends from our portion of distributions made by our operating subsidiaries from their available cash generated from operations.
The declaration and payment of all dividends is at the sole discretion of our board of directors. In determining the amount of any dividends, our board of directors takes into account: (i) the financial results of our operating subsidiaries; (ii) our available cash, as well as anticipated cash requirements (including debt servicing, if any); (iii) our capital requirements and the capital requirements of our operating subsidiaries; (iv) contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our operating subsidiaries to us; (v) general economic and business conditions; and (vi) any other factors that our board of directors may deem relevant.
Our ability, and the ability of our operating subsidiaries, to pay dividends is expected to be limited by customary negative covenants that will be contained in agreements we will enter into if we consummate the Cetera financings described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.” Additionally, the terms of the convertible preferred stock and Series D preferred stock which may be issued to Luxor if we consummate the Cetera financings will prohibit us from paying dividends on any of our other securities, including our Class A common stock, if specified tests based on our consolidated leverage ratio and consolidation fixed charge coverage ratio are not met and any convertible preferred stock and Series D preferred stock is outstanding.
Additionally, we have agreed with Luxor that prior to the date the Luxor securities are issued in connection with the completion of the Cetera merger, we will not directly or indirectly cause our operating subsidiaries to pay any dividend to any member except to the extent that such dividends, in the aggregate, do not exceed $5.0 million in the aggregate per fiscal quarter. This agreement limits our ability to pay dividends to our stockholders prior to the date the Luxor securities are issued in connection with the completion of the Cetera merger.
Our dividend policy has certain other risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, one or more of our operating subsidiaries is unable to make distributions to us as a result of its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution), its compliance with any covenants and financial ratios related to any indebtedness it may incur and its other agreements with third parties. Under Delaware law, we may only pay dividends from legally available surplus or, if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is defined as the excess of a corporation’s total assets over the sum of its total liabilities plus the amount the corporation has determined to be capital. Under Delaware law, our board of directors can use the fair value of assets and liabilities, rather than book value, in making this determination. To the extent we do not have sufficient cash to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We are taxable as a corporation for U.S. federal income tax purposes and therefore holders of our Class A common stock are not taxed directly on our earnings. Distributions of cash or other property that we pay to our stockholders will constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated earnings and profits (as determined under U.S. federal income tax rules). If the amount of a distribution by us to our stockholders exceeds our current and accumulated earnings and profits, such excess will be treated first as a tax-free return of capital to the extent of a holder’s basis in the Class A common stock and thereafter as capital gain.
The Exchange Transactions
The exchange transactions were effected as part of our overall plan of growth of our business through the pending acquisitions and the Cetera financings. The exchange transactions simplify our capital structure, and we believe that making our ownership structure more straightforward and more understandable will benefit our stockholders and enhance our ability to obtain financing in the future.
Prior to completion of the exchange transactions, each of our operating subsidiaries had Class A Units and Class B Units outstanding (in addition to LTIP Units). RCAP Holdings owned 100% of the Class B Units in each of our operating subsidiaries. The Class B Units owned by RCAP Holdings had none of the voting rights in the operating subsidiaries and an aggregate of 90.6% of the economic rights in the operating subsidiaries. We owned 100% of the Class A Units. The Class A Units had all of the voting rights in the operating subsidiaries and 9.4% of the economic rights in the operating subsidiaries.
As part of the exchange transactions, pursuant to our exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock in us and Class B Units in each of our operating subsidiaries except for one share of Class B common stock and one Class B Unit in each operating subsidiary for a total of 23,999,999 shares of Class A common stock. As a result, under our certificate of incorporation, RCAP Holdings, as the holder of one share of Class B common stock, has one vote more than 50% of the voting rights of our company, and thereby controls our company. Class B common stock continues to impart no economic rights. Following receipt of stockholder consent, we intend to amend our certificate of incorporation and the exchange agreement to permit RCAP Holdings to continue to hold one share of our Class B common stock without holding one Class B Unit in each operating subsidiary. Following this amendment, the remaining Class B Unit of each of our operating subsidiaries owned by RCAP Holdings will be cancelled and 100% of the voting and economic interests in our operating subsidiaries will be held by us, indirectly, through RCS Holdings’ ownership of the Class A Units.
On February 11, 2014, we formed RCS Holdings and contributed to RCS Holdings 26,499,999 Class A Units of each of our operating subsidiaries in consideration for 26,499,999 Class A Units of RCS Holdings, and RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units of our operating subsidiaries in consideration for 1,325,000 LTIP Units of RCS Holdings, which are subject to the OPP. As a result, RCS Holdings is wholly owned by us (except for the LTIP Units) and all of our interests in the operating subsidiaries are owned by RCS Holdings.
All of our interests in the acquired businesses will also be owned by RCS Holdings following the completion of the pending acquisitions.
Pursuant to an agreement entered into between Luxor, RCAP Holdings and the members of RCAP Holdings, as a condition to the Luxor commitment, we expect that our certificate of incorporation and by-laws will be amended 24 months after the completion of the exchange transactions to allow us to redeem, subject to obtaining the affirmative vote of our outstanding Class A common stock, any outstanding Class B common stock owned by RCAP Holdings for cash in the following amounts: (i) $50.0 million, if at the time of election the closing price of our Class A common stock is equal to or less than $30 per share; or (ii) $50.0 million plus a prorated incremental amount, if at the time of election, the closing price of our Class A common stock is greater than $30 per share. If we elect to exercise this redemption right, RCAP Holdings will no longer have the ability to control us by virtue of its ownership of our sole outstanding share of Class B common stock.
Share Repurchases
For the period ended December 31, 2013, the Company did not repurchase any shares.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Equity Plan
The RCS Capital Corporation Equity Plan provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards to RCS Capital Management (including under the OPP), non-executive directors, officers and other employees and independent contractors, including employees or directors of RCS Capital Management and its affiliates who are providing services to us. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan is a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a fully diluted basis) at any time following such increase (subject to the registration of the increased number of available shares). Following the exchange transactions, and the registration statement on Form S-8 filed with respect to the equity plan on February 19, 2014, as of February 19, 2014, 2,649,999 shares of Class A common stock may be made granted pursuant to awards under the equity plan. If any vested awards under the equity plan are paid or otherwise settled without the issuance of shares of Class A common stock, or any shares of common stock are surrendered to or withheld by us as payment of the exercise price of an award and/or withholding taxes in respect of an award, the shares that were subject to such award will not be available for re-issuance under the equity plan. If any awards under the equity plan are cancelled, forfeited or otherwise terminated without the issuance of shares of Class A common stock (except as described in the immediately preceding sentence), the shares that were subject to such award will be available for re-issuance under the equity plan. Shares of Class A common stock issued under the equity plan may be authorized but unissued shares or shares that have been reacquired by us. If our board of directors determines that any dividend or other distribution (whether in the form of cash, shares of Class A common stock, or other property), recapitalization, stock split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the equity plan, then our board of directors will make equitable changes or adjustments to any or all of: (i) the number and kind of shares of Class A common stock or other property (including cash) that may thereafter be issued in connection with awards; (ii) the number and kind of shares of Class A common stock or other property (including cash) issued or issuable in respect of outstanding awards; (iii) the exercise price, base price or purchase price relating to any award and (iv) the performance goals, if any, applicable to outstanding awards. In addition, our board of directors may determine that any such equitable adjustment may be accomplished by making a payment to the award holder, in the form of cash or other property (including but not limited to shares of Class A common stock). Awards under the equity plan are intended to either be exempt from, or comply with, Section 409A of the Code.
Unless otherwise determined by our board of directors and set forth in an individual award agreement, upon termination of an award recipient’s services to us, any then unvested awards will be cancelled and forfeited without consideration. Upon a change in control of us (as defined under the equity plan), any award that was not previously vested will become fully vested and/or payable, and any performance conditions imposed with respect to the award will be deemed to be fully achieved; provided, that with respect to an award that is subject to Section 409A of the Code, a change in control of us must constitute a “change of control” within the meaning of Section 409A of the Code.
If a participant in the equity plan is subject to an excise tax on “parachute payments” under Section 280G of the Code as the result of any payments or benefits received by the participant in connection with a change in control of us (as defined under the equity plan), we will provide the participant with a gross-up payment, except that such gross-up payment will not be payable if the amount of the parachute payment exceeds the Section 280G threshold by 10% or less, in which case the amounts and benefits payable or to be provided to the participant will be subject to reduction to the extent necessary to avoid the excise tax if the participant would benefit from such reduction as opposed to paying the excise tax.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Item 6. Selected Financial Data
Presented below is the selected consolidated financial data of our company as of and for the periods indicated. The following selected financial data of our company and our operating subsidiaries should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Annual Report on Form 10-K. The selected operating data for the year ended December 31, 2013 and the selected balance sheet data as of December 31, 2013 have been derived from the audited financial statements of our company included elsewhere in this Annual Report on Form 10-K. The selected operating data for the years ended December 31, 2012, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2012 and 2011 have been derived from Realty Capital Securities’ audited financial statements included elsewhere in the Annual Report on Form 10-K. The selected operating data for the years ended December 31, 2009 and the selected balance sheet data as of December 31, 2010 and 2009 have been derived from audited financial statements of Realty Capital Securities that are not included in the Annual Report on Form 10-K. For periods prior to and including December 31, 2012, we provide data solely for Realty Capital Securities because it was the only one of our operating subsidiaries that was in operation as of and prior to December 31, 2012.

	Year Ended December 31,
($ in thousands, except share data)	2013	2012	2011	2010	2009
Selected Operating Data:
Revenue	$886,495	$287,497	$174,729	$114,131	$28,219
Operating expenses	785,943	280,085	170,987	116,513	32,230
Provision for income taxes (1)	2,202	—	—	—	—
Net income (loss)	$98,350	$7,412	$3,742	$(2,382)	$(4,011)
Balance Sheet Data:
Cash	$45,744	$12,683	$3,941	$4,157	$1,730
Total assets	111,127	16,211	5,406	7,491	5,089
Total liabilities	31,601	10,485	2,538	4,324	1,763
Total stockholders' equity	44,856	5,726	2,868	3,167	3,326
Non-controlling interest	34,670	—	—	—	—
Other Data:
Direct investment equity capital raised (2)	8,629,800	2,952,061	1,765,125	1,147,912	284,438
Basic and diluted earnings per Class A common share	1.04	—	—	—	—
Cash dividends declared per common share	$0.54	$—	$—	$—	$—
(1) During the years ended December 31, 2012, 2011, 2010 and 2009, Realty Capital Securities was the only one of our operating subsidiaries that was in operation. As a limited liability company it was not subject to income taxes, accordingly, Realty Capital Securities did not record income tax expense (benefit).
(2) Equity capital raised represents the dollar volume of the aggregate gross proceeds from equity in direct investment programs sold by retail broker-dealers and registered investment advisors with whom Realty Capital Securities had a dealer manager relationship.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in this section includes forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Additionally, if the pending acquisitions are consummated, the retail advice platform will represent a substantial part of our business, and accordingly, our historical results may not be indicative of our performance in the future.
The following discussion and analysis should be read in conjunction with the financial statements and related notes of our Company included elsewhere in this Annual Report on Form 10-K. The historical financial data for the Year Ended December 31, 2013 discussed below reflect the historical results of operations and financial condition of RCS Capital Corporation and subsidiaries. Due to the limited operating history of RCS Capital Corporation, the historical financial data for the Years Ended December 31, 2012 and 2011 discussed below reflect the historical results of operations and financial condition of Realty Capital Securities, which is the only one of our operating subsidiaries that was in operation as of and prior to December 31, 2012.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Executive Summary
We are a holding company that was incorporated in Delaware on December 27, 2012. We currently are engaged in the wholesale distribution and investment banking, capital markets and transaction management services businesses through our operating subsidiaries. Prior to our initial public offering in June 2013, RCAP Holdings operated and held a 100% interest in each of our operating subsidiaries. We have entered into agreements to acquire certain businesses. Our discussion of our business assumes the consummation of the pending acquisitions. Accordingly, references to our independent advisory services platform, which will consist of independent broker-dealer subsidiaries, and our investment management platform, which will consist of Hatteras, include the current and past operations of the acquired businesses which will only be owned and operated by us following the completion of the pending acquisitions. There can be no assurance that any or all of the pending acquisitions will close.
The historical results of operations described below do not give effect to the pending acquisitions or the exchange transactions. See “Item 1. Business - The Pending Acquisitions” and “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - The Exchange Transactions” for a description of these transactions and their expected effect on our historical results of operations.
Our Businesses
We operate through our three operating subsidiaries in four principal segments: Wholesale Broker-Dealer; Transaction Management; Investment Banking and Capital Markets; and Transfer Agent. After giving effect to the pending acquisitions, we will be organized around four complementary businesses: (1) a leading independent retail advice platform targeting mass affluent investors, which will include Cetera, First Allied, ICH, J.P. Turner and Summit; (2) the top wholesale distribution platform for direct investment program offerings, which will include our wholesale broker-dealer business; (3) an investment banking, capital markets and transaction management services platform serving direct investment programs, which will include our transaction management, investment banking and capital markets, and transfer agent businesses; and (4) an investment management platform specializing in alternative investments, which will include Hatteras. We believe that the combination of these businesses will make us the pre-eminent source for independent retail advice, direct investment programs and alternative investment solutions to retail investors. In particular, our complementary independent retail advice, wholesale distribution and investment banking, capital markets and transaction management services businesses position us to capture value across the direct investment program lifecycle.
Independent Retail Advice
Through the broad network of financial advisors on our independent retail advice platform, we will offer financial advice and investment solutions to mass affluent investors with investment needs that are not served by the offerings and capabilities of captive investment advisors and broker-dealers. Our independent retail advice platform will consist of Cetera, First Allied, ICH, J.P. Turner and Summit, which will be operated as independent operating subsidiaries under separate brands and management, but with shared back-office and support systems.
Our independent retail advice platform will provide independent groups of affiliated financial advisors or other financial professionals with the technology, infrastructure and other support and services they need to serve their clients. We will also provide our financial advisors with a wide array of practice development and operational support services that we believe will help our financial advisors launch new relationships and strengthen existing ones.
We intend to provide our financial advisors with access to a wide range of financial products, including mutual funds, fixed and variable annuities, alternative investments, equity and fixed income securities, and other products. We expect that each of our independent broker-dealer subsidiaries will be able to determine independently which of the products they will offer and their financial advisors will be able to select which of our products to recommend to their clients.
Wholesale Distribution
Our wholesale distribution platform is the leading multi-product distributor of direct investment program offerings to independent broker-dealers and the retail financial advisor community. Leveraging the expertise of our affiliate, American Realty Capital, the leading sponsor of real estate direct investment programs, we have developed substantial distribution capabilities through a selling group of approximately 260 brokerage firms with approximately 900 active selling agreements supporting approximately 80,000 financial advisors.
From inception through December 31, 2013, our wholesale distribution platform has distributed 24 offerings with total equity capital raised of approximately $14.8 billion, of which we are currently distributing eight offerings seeking to raise a total of $22.7 billion of equity. The offerings are direct investment programs registered with the SEC, consisting primarily of non-traded REITs. The offerings are sector-specific and consist of net lease real estate, healthcare, grocery anchored retail, real estate debt, oil and gas, anchored core retail, small mid-market lending, global sale-leaseback, New York office and retail, a closed-end real estate securities fund, an open-end real estate securities fund and a non-traded business development company fund. Substantially all of our offerings relate to direct investment programs sponsored or managed by our affiliate, American Realty Capital.

RCS Capital Corporation and Subsidiaries
December 31, 2013

For 2013, we had a 41.2% market share of non-traded REITs measured by equity capital raised, according to Stanger. Revenues for our product distribution platform grew from $1.4 million in 2008 to $803.0 million in 2013. Meanwhile, the non-traded REIT industry has itself grown rapidly, with total annual sales increasing from $9.6 billion in 2008 to $19.6 billion in 2013, according to Stanger.
Investment Banking, Capital Markets and Transaction Management Services
Our investment banking, capital markets and transaction management services platform provides comprehensive strategic advisory services focused on the direct investment programs, particularly non-traded REITs. These strategic advisory services include merger and acquisitions advisory, capital markets activities, registration management, and other transaction support services that capture value across the direct investment program lifecycle. We have demonstrated particular expertise in the real estate sector by our status as the second largest advisor of real estate merger and acquisitions transactions in 2012 and 2013, executing deals with $4.1 billion and $10.3 billion in transaction value, respectively, according to SNL Financial. To date, these services have been provided primarily to clients that were sponsored or managed by American Realty Capital. Due to the specialized nature of the direct investment program industry, we believe we are particularly well suited to advise funds and direct investment programs that are distributed by Realty Capital Securities.
Investment Management
Our investment management platform, which will primarily involve fund-of-funds investments, will provide investment advisory, distribution and other services to the Hatteras family of funds. Hatteras had approximately $2.3 billion in assets under management and a product portfolio that included seven open-end mutual funds, closed-end funds and variable product funds as of December 31, 2013.
A broker-dealer subsidiary of Hatteras will act as distributor for the funds and a subsidiary of Hatteras will serve as manager and advisor for all of the Hatteras funds and perform all investment management services pursuant to contracts with the funds.
These funds will be available through unaffiliated third-party financial institutions, our independent retail advice platform and Hatteras’ existing internal distribution channel.
Critical Accounting Policies and Estimates
Set forth below is a summary of the critical accounting policies and significant accounting estimates that management believes are important to the preparation of our consolidated financial statements or are essential to understanding of our financial position and results of operations. These significant accounting policies and estimates include:
Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses
We believe that revenue and expense recognition for selling commissions and dealer manager fees and the related expenses is a critical accounting policy in the preparation of our financial statements as well as to an understanding of our financial position and results of operations.
Realty Capital Securities receives selling commissions and dealer manager fees from related party and non-related party issuers for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. Realty Capital Securities generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, all of which are redistributed as third-party commissions, in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving Realty Capital Securities no discretion as to the payment of third-party commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
Realty Capital Securities, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of non-traded securities. Realty Capital Securities contracts directly with independent broker-dealers and registered investment advisors to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and Realty Capital Securities is not obligated to underwrite or purchase any shares for its own account. Realty Capital Securities generally receives up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through registered investment advisors. Realty Capital Securities has sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowances are recorded on a trade date basis as securities transactions occur.

RCS Capital Corporation and Subsidiaries
December 31, 2013

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
During the year ended December 31, 2013, we modified our approach with respect to revenues derived from the sale of securities purchased through fee-based advisors, by reducing the fees charged on sales of related party offerings via the registered investment advisor ("RIA") channel. This modified business practice does not constitute a change in accounting policy. During the year ended December 31, 2013 and 2012, equity capital raised for related party offerings via RIAs were $720.2 million and $291.1 million, respectively.
Investment Banking Advisory Services
Realty Capital Securities receives fees and compensation for providing investment banking and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public issuers of securities on a negotiated basis. Income from certain investment banking agreements has been deferred and is recognized over the life of the offering.
Services Revenue
Our operating subsidiaries receive fees for providing transaction management, marketing support, due diligence advice, events, training and education, conference management and other services. Such fees are charged at hourly billing rates for the services provided, based on agreements entered into with related party issuers of securities on a negotiated basis. Such fees are billed and recorded monthly based on services rendered.
Transfer Agency Revenue
ANST receives fees for providing transfer agency and related services. Such fees are charged based on agreements entered into with related party issuers of securities on a negotiated basis. Certain fees are billed and recorded monthly based on account activity, such as new account establishment fees and call fees. Other fees, such as account maintenance fees, are billed and recorded ratably.
Reimbursable Expenses
Our operating subsidiaries include all reimbursable expenses in gross revenue because our operating subsidiaries are the primary obligor, have discretion in selecting a supplier, and bear the credit risk of paying the supplier prior to receiving reimbursement from the customer.
Internal commissions, payroll and benefits expenses
Included in internal commissions, payroll and benefits in the consolidated statements of income is performance-based compensation. The determination of performance-based compensation involves a high degree of judgment by management and takes into account our actual operating performance, conditions in our industry and other macroeconomic factors. It is possible that revisions to our estimate of performance-based compensation could affect our results of operations in any reporting period.
Income taxes
We are subject to the income tax laws of the U.S. and those state and local jurisdictions in which we conduct business. These laws can be complex and subject to interpretation. To prepare the consolidated financial statements we may make assumptions or use judgment when interpreting these income tax laws which could impact the provision for income taxes as well as the deferred tax assets and liabilities.
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of December 31, 2013, we did not record a valuation allowance against our deferred income tax asset.

RCS Capital Corporation and Subsidiaries
December 31, 2013

We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See “Tax Receivable Agreement” and Note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of December 31, 2013 there is no impact to our financial statements from the tax receivable agreement.
2013 Manager Multi-Year Outperformance Agreement
We have a performance-based bonus award agreement with RCS Capital Management, which is intended to further align RCS Capital Management's interests with those of us and our stockholders. The award requires the use of estimates and judgment regarding our achievement of the total return to stockholders which includes both share price appreciation and common stock dividends, as measured against a peer group of companies, for the three-year performance period commencing on the commencement date.
The fair value of the OPP award is determined utilizing a Monte Carlo simulation technique under a risk-neutral premise and uses significant assumptions including the risk free rate of interest, the expected dividend yield and the historical and implied volatility of a peer group of companies.
Acquisition accounting/intangible asset valuation and goodwill impairment
We have entered into agreements to acquire an investment management group and several independent broker-dealers and registered investment advisors, which we refer to as the pending acquisitions. The pending acquisitions are expected to close during the year ending December 31, 2014. However, as of the date of this Annual Report on Form 10-K, the pending acquisitions have not yet been completed and although we believe that the completion of each of the pending acquisitions is probable, the closings of the pending acquisitions are subject to various closing conditions including, in certain cases, approval of the transaction by certain of the acquired businesses’ stockholders and FINRA having approved an application under FINRA (NASD) Rule 1017 for a change in the indirect ownership of the acquired businesses’ broker-dealer subsidiaries, and therefore there can be no assurance that any or all of the pending acquisitions will be consummated.
If the pending acquisitions are consummated, we expect accounting for acquisitions, the related valuation of intangible assets and goodwill impairment to become a critical accounting policy involving significant estimates. We expect to use the purchase method of accounting whereby the excess purchase consideration is allocated to identifiable assets and liabilities. This allocation requires the use of significant judgment and estimates. We expect to test our goodwill balances at least annually, or more frequently if there are indicators of impairment using the fair value approach at the reporting unit level. Goodwill impairment testing involves the use of significant estimates and judgment to determine the fair value of the reporting units that may include the use of discounted future cash flows, projected earnings and peer group analysis.
Results of Operations
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$886,495	$287,497	208%
Expenses	785,943	280,085	181%
Income before taxes	100,552	7,412	1,257%
Provision for income taxes	2,202	—
Net income	$98,350	$7,412	1,227%

RCS Capital Corporation and Subsidiaries
December 31, 2013

We recorded net income of $98.4 million for the year ended December 31, 2013 compared to net income of $7.4 million for the year ended December 31, 2012. Revenues for the year ended December 31, 2013 increased $599.0 million, or 208%, to $886.5 million, as compared to $287.5 million for the year ended December 31, 2012 primarily due to an increase in gross equity capital raised by serving as dealer manager with respect to direct investment programs through our wholesale broker-dealer business. The increase in revenues was primarily due to commissions and dealer manager fees from distributing related party products for the year ended December 31, 2013, which increased $239.2 million and $132.7 million, respectively, as compared to the year ended December 31, 2012. Equity capital raised increased 192% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013, contributed $83.9 million to the increased revenues. We ranked as the second largest in North American real estate mergers and acquisitions for the year ended December 31, 2013 with $10.3 billion in total transaction value, according to SNL Financial.
For the year ended December 31, 2013, expenses increased $505.9 million, or 181%, to $785.9 million compared to $280.1 million for the year ended December 31, 2012. The increase primarily reflected higher selling expenses in our wholesale broker-dealer business which increased in tandem with corresponding revenues. The increased selling expenses were primarily from higher commission expenses and third-party reallowance expenses from distributing related party products for the year ended December 31, 2013, which increased $239.2 million and $40.6 million, respectively, as compared to the year ended December 31, 2012.
Expenses also increased as a result of the operational set-up of our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013. Management fees were $6.0 million higher for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflecting the management agreement entered into in connection with the our initial public offering. For the year ended December 31, 2013, professional fees increased $3.0 million, or 193%, to $4.6 million compared to $1.6 million for the year ended December 31, 2012. The increase reflected higher acquisition related expenses. We may incur higher professional fees, interest expense and intangible asset amortization in connection with announced acquisitions.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Year Ended
	December 31,
	2012	2011	% Change
Revenues	$287,497	$174,729	65%
Expenses	280,085	170,987	64%
Income before taxes	7,412	3,742	98%
Provision for income taxes	—	—
Net income	$7,412	$3,742	98%
Total revenues increased $112.8 million, or 65%, to $287.5 million for the year ended December 31, 2012, compared to total revenues of $174.7 million for 2011. The increase in total revenues was primarily due to increases in commissions and dealer manager fees generated from distributing related party products as well as investment banking revenues earned within this new business unit, partially offset by decreases in commissions and dealer manager fees generated from non-related party products.
In 2012, commissions generated from distributing related party products nearly doubled to $161.4 million from $82.4 million in 2011, on approximately $2.3 billion and $1.2 billion of related party product sales through the commissionable independent broker-dealer channel, respectively. Realty Capital Securities sold products in eight related party-sponsored programs during both 2012 and 2011. In 2012, commissions earned from non-related party product offerings declined 17% to $19.1 million from $23.0 million in 2011. Gross equity raised for non-related party products declined by approximately $47 million during 2012, as Realty Capital Securities’ non-related party sponsored programs offered decreased from three programs to two programs due to the completion of a non-related party offering during 2011.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Dealer manager fees earned from related party products increased to $94.8 million in 2012 from 56.9 million in 2011, resulting from raising gross equity of approximately $2.6 billion and $1.4 billion from related party offerings during 2012 and 2011, respectively. Dealer manager fees from non-related party products decreased slightly to $10.1 million in 2012 from $10.8 million in 2011, as a result of lower non-related party offering proceeds based on the distribution of one less non-related party program given the successful completion of such offering during 2011.
Revenues of $0.9 million were derived from Realty Capital Securities’ investment banking advisory services business, which was introduced during 2012. These fees were earned in connection with services rendered resulting in a full cycle liquidity event for a previously distributed offering. Revenues for 2011 included a $0.3 million loss on an investment write-off.
Total expenses increased $109.1 million, or 64%, to $280.1 million for 2012 compared to $171.0 million for 2011. The increase in total expenses was primarily due to increases in third-party commissions and third-party reallowance on related party products, internal commissions, and payroll and benefits expense partially offset by decreases in third-party commissions and third-party reallowance on non-related party products.
In 2012, third-party commission expenses incurred from distributing related party product offerings nearly doubled to $161.4 million from $82.3 million in 2011, on approximately $2.3 billion and $1.2 billion of gross equity raised for related party product offerings through the commissionable independent broker-dealer channel during 2012 and 2011, respectively. The increase primarily reflected higher selling expenses in our wholesale broker-dealer business which increased in tandem with corresponding revenues. In 2012, third-party commissions incurred from non-related party products declined 17% to $19.1 million from $23.0 million in 2011. Gross equity raised via non-related party offerings declined by approximately $47 million during 2012, as Realty Capital Securities’ non-related party sponsored program offerings decreased from three programs to two programs due to the successful completion of one such offering during 2011.
Third-party reallowance incurred on related party products increased to $24.4 million in 2012 from $11.8 million in 2011, on increased sales volume. Third-party reallowance incurred on non-related party products decreased to $2.5 million in 2012 from $3.1 million in 2011, as a result of lower non-related party product sales.
Internal wholesaler commissions, payroll and benefits expenses increased during 2012 due to higher internal commissions on increased sales and increases in new personnel to meet the demand of the offerings distributed by Realty Capital Securities.
Net income for 2012 increased 98% to $7.4 million, compared to net income of $3.7 million in 2011.
Wholesale Broker-Dealer
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table provides an overview of the results of operations of our Wholesale Broker Dealer business (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$802,965	$286,572	180%
Expenses	$757,792	$280,085	171%
Revenues - Our revenues are primarily driven by the amount of gross equity capital being raised by the selling of direct investment programs by broker-dealers with whom Realty Capital Securities has a dealer manager relationship. To the extent that we are able to increase our market share with direct investment sponsors in addition to American Realty Capital, and the overall direct investment program industry continues to expand, our revenues should also increase. Although the most direct beneficiary of an increase in the amount of equity capital being raised would be our wholesale broker-dealer business, we reasonably expect the other segments to also benefit from increasing volumes within our investment banking, capital markets, transaction management and the transfer agent businesses. Industry-wide equity capital raised for the years ended December 31, 2013 and 2012 were $24.5 billion and $10.3 billion, respectively according to Stanger.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Revenues for the year ended December 31, 2013, increased $516.4 million, or 180%, to $803.0 million, compared to $286.6 million for the year ended December 31, 2012. Revenues generated by serving as dealer manager with respect to the raising of equity capital for non-related party offerings represented 21% and 10% of the total revenues for the years ended December 31, 2013 and 2012, respectively. Sales of equity capital from programs sponsored or managed by American Realty Capital excludes one investment program co-sponsored by American Realty Capital and in which an affiliate of American Realty Capital is an advisor, but in which none of the executive officers are affiliates of American Realty Capital and in which the sub-advisor, which is unaffiliated with American Realty Capital is responsible for selection of investments on behalf of the advisor. Despite the fact that equity capital raised decreased from $2.4 billion for the three months ended September 30, 2013 to $1.8 billion for the three months ended December 31, 2013, for the year ended December 31, 2013, Realty Capital Securities served as dealer manager with respect to $8.6 billion in gross equity capital raised, representing an increase of 192% compared to the year ended December 31, 2012. For the year ended December 31, 2013 our market share of the total equity capital raised in the entire direct investment real estate channel was 41.2% according to Stanger.
Expenses - Expenses related to the activities of serving as dealer manager with respect to the raising of gross equity capital are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses remain relatively constant compared to revenues, resulting in increased profitability. For the year ended December 31, 2013, expenses increased $477.7 million, or 171%, to $757.8 million compared to $280.1 million for the year ended December 31, 2012. The increase primarily reflects the selling expense portion of expenses increased in line with the increase in revenues, for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
The following table provides an overview of the results of operations of our Wholesale Broker Dealer business (dollars in thousands):

	Year Ended
	December 31,
	2012	2011	% Change
Revenues	$286,572	$174,729	64%
Expenses	$280,085	$170,987	64%
Revenues for the year ended December 31, 2012, increased $111.8 million, or 64%, to $286.6 million, compared to $174.7 million for the year ended December 31, 2011. For the year ended December 31, 2012, expenses increased $109.1 million, or 64%, to $280.1 million compared to $171.0 million for the year ended December 31, 2011. Our wholesale broker-dealer business represented substantially all of the revenues and expenses of our company for the year ended December 31, 2012 and represented all of the revenues and expenses of our company for the year ended December 31, 2011. See "-Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011" above for the discussion of our performance during the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Transaction Management
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table provides an overview of the results of operations of our Transaction Management business (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$24,367	$—	—
Expenses	$14,517	$—	—
Revenues - Transaction Management revenues for the year ended December 31, 2013 were $24.4 million. Transaction Management began operations in January 2013, therefore, no comparable prior year results are available. Transaction Management revenues for the three months ended December 31, 2013 were $15.5 million, an increase of 266% compared to the three months ended September 30, 2013. The increase was attributable to higher mergers and acquisition activity and liquidity events from related party sponsored REITS.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Expenses - Expenses for Transaction Management for the year ended December 31, 2013 were $14.5 million. Transaction Management began operations in January 2013, therefore, no comparable prior year results are available. Transaction Management expenses for the three months ended December 31, 2013 were $8.0 million, an increase of 142% compared to the three months ended September 30, 2013 primarily due to higher professional fees reflecting higher acquisition related expenses. Acquisition related costs for the three months ended December 31, 2013 and the year ended December 31, 2013 were $3.9 million and $4.6 million, respectively. We may continue to incur higher professional fees in connection with strategic acquisition opportunities.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Transaction Management did not begin operations until January 2013; therefore no information exists to compare the 2012 results against 2011 results.
Investment Banking and Capital Markets
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table provides an overview of the results of operations of our Investment Banking and Capital Markets business (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$47,884	$925	5,077%
Expenses	$5,107	$—	—
Revenues - Investment Banking and Capital Markets revenues for the year ended December 31, 2013 were $47.9 million. Substantially all of the investment banking and capital markets operations began in January 2013; therefore, no significant comparable prior year results are available. Investment Banking and Capital Markets revenues for the three months ended December 31, 2013 were $32.3 million, an increase of 328% compared to the three months ended September 30, 2013 primarily reflecting an increase in the size of closed capital markets and mergers and acquisition transactions. The primary driver of revenues for the year ended December 31, 2013 was fees earned related to capital markets and financial advisory services for offerings and liquidity events of direct investment programs or entities sponsored or managed by American Realty Capital. We believe that revenues for Investment Banking and Capital Markets will continue to grow in early 2014 due to fees we expect to earn from our pipeline of activity from direct investment programs sponsored by American Realty Capital.
Expenses - Expenses for Investment Banking and Capital Markets of $5.1 million for the year ended December 31, 2013 were primarily personnel related costs. These costs, including operating and occupancy costs, were not incurred by this segment in 2012 as these expenses were incurred at Realty Capital Securities. During the year ended December 31, 2013, pursuant to a new expense sharing agreement, these costs were allocated to Investment Banking and Capital Markets.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Substantially all of Investment Banking and Capital Markets’ operations began in January 2013; therefore no information exists to compare the 2012 results against 2011 results.
Transfer Agent
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table provides an overview of the results of operations of our Transfer Agent business (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$12,558	$—	—
Expenses	$9,588	$—	—

RCS Capital Corporation and Subsidiaries
December 31, 2013

Revenues - Revenues are earned as a result of the service fees charged by Transfer Agent to the various REITs and other issuers for which it serves as transfer agent; all of which are related parties. Such fees are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls). During the second half of 2013, Transfer Agent took another step toward a business model positioned for profitable growth. Services customarily provided by a third-party provider are now provided by Transfer Agent and a third-party provider, which we expect will increase the profitability of Transfer Agent over time.
Transfer Agent's revenues for the year ended December 31, 2013 were $12.6 million. Transfer Agent began operations in January 2013 and, accordingly, there are no comparable 2012 results. For the three months ended December 31, 2013 revenues were $5.7 million, an increase of 61% compared to the three months ended September 30, 2013 reflecting a growth in the number of accounts serviced. Transfer Agent provided transfer agency services to approximately 226,000 accounts during the three months ended December 31, 2013, compared to approximately 200,000 accounts during the three months ended September 30, 2013. The number of accounts being opened and/or serviced by Transfer Agent should continue to increase in the year ending December 31, 2014 as long as sales of REIT shares also continue to increase.
Expenses - Personnel costs and the costs of a third-party system and service provider are the primary expenses that offset transfer agency revenues. Under the third-party services agreement, Transfer Agent pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing. During the second half of 2013, Transfer Agent transitioned certain services formerly provided by this vendor. While personnel and systems costs have increased as a result, Transfer Agent's total share of the transfer agency fees paid by clients has risen concurrently.
Transfer Agent's expenses for the year ended December 31, 2013 were $9.6 million. Transfer Agent began operations in January 2013; therefore there are no comparable 2012 results. For the three months ended December 31, 2013, expenses increased 4% compared to the three months ended September 30, 2013, primarily due to an increase in management fees.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Transfer Agent did not begin operations until January 2013; therefore no information exists to compare the 2012 results against 2011 results.
Income Taxes
Income tax expense was $2.2 million for the period from June 10, 2013 to December 31, 2013. The effective tax rate for the period from June 10, 2013 to December 31, 2013 was 2.2%. The effective tax rate is significantly below 35% because pretax income includes non-controlling interest of 90.6% of our operating subsidiaries, with the remaining 9.4%, of the income taxable to us after June 10, 2013 (the date of reorganization). Our 9.4% share of the taxable income allocated to us from our operating subsidiaries generally will be taxed at a 43.3% (federal and states) operating effective tax rate.
Non-Controlling Interest
RCS Capital Corporation has a controlling interest in each of Realty Capital Securities, RCS Advisory and ANST and, as a result, our financial statements include the consolidated financial results of our operating subsidiaries. As of December 31, 2013, we own 9.4% of the economic interest in our operating subsidiaries. As a result, we are required to present the 90.6% we do not own (the non-controlling interest) in our consolidated financial statements. On February 11, 2014, our non-controlling interest ceased to exist (other than a de minimis interest) when RCAP Holdings exchanged all its Class B common stock and Class B Units in each of our operating subsidiaries except for one share of Class B common stock and one Class B Unit in each operating subsidiary for a total of 23,999,999 shares of our Class A common stock. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - The Exchange Transactions.”
Earnings before interest, taxes, depreciation and amortization ("EBITDA")
We use EBITDA and adjusted EBITDA, which are non-GAAP measures, as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. None of the non-GAAP measures should be considered as an alternative to any other performance measure derived in accordance with GAAP. We use EBITDA and adjusted EBITDA as an integral part of our report and planning processes and as one of the primary measures to, among other things:

•	monitor and evaluate the performance of our business operations;

•	facilitate management's internal comparisons of the historical operating performance of our business operations;

•
facilitate management's external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels;

•	analyze and evaluate financial and strategic planning decisions regarding future operating investments; and

RCS Capital Corporation and Subsidiaries
December 31, 2013

•	plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
We define EBITDA as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, adjusted to exclude acquisition related expenses and equity-based compensation and other items. We believe similarly titled measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA and other similar metrics when reporting their financial results. Our presentation of EBITDA and adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.
The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Net income (loss) attributable to RCS Capital Corporation (GAAP)	$2,601	$—	$—
Add back: Net income attributable to non-controlling interest	95,749	7,412	3,742
Add back: Provision for income taxes	2,202	—	—
Add back: Depreciation expense	150	31	12
EBITDA (Non-GAAP)	100,702	7,443	3,754
Add back: Non-cash equity compensation	492	—	—
Add back: Acquisition related expenses (1)	5,977	—	—
Adjusted EBITDA (Non-GAAP)	$107,171	$7,443	$3,754
________________________
(1) Includes transaction costs as well as certain travel and time expense reimbursements.
The non-GAAP measures have limitations as analytical tools, and you should not consider any of these measures in isolation or as a substitute for analyses of our income or cash flows as reported under GAAP.
Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	depreciation and amortization are non-cash expense items that are reflected in our statements of cash flows.
In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP results and using the non-GAAP measures only for supplemental purposes. Please see our financial statements and the related notes thereto.
Liquidity and Capital Resources
Currently, our principal use of existing funds and any funds raised in the future are to expand our lines of business through internal growth and by acquiring complementary businesses, including the acquired businesses, as well as for the payment of operating expenses and dividends to our investors. In addition, we and RCS Holdings are party to a services agreement requiring payment of 10% of our U.S. GAAP pre-tax income to RCS Capital Management. This fee is computed and due on a quarterly basis.
We expect to meet our future short-term operating liquidity requirements through net cash provided by our current operations. Management expects that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of dividends to our investors and the quarterly fee to RCS Capital Management.
Our initial public offering, which closed in June 2013, resulted in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. We expect to use cash available from our initial public offering, public and private offerings of our Class A common stock, the Cetera financings and ongoing operations to fund cash requirements for the acquisition of the acquired businesses through the pending acquisitions. See “- Contractual Obligations - The Cetera Commitments” for a description of the Cetera financings, which include entry into secured term loan and revolving credit facilities with certain banks, and the issuance of preferred stock and convertible notes to Luxor, and "Item 1. Business - The Pending Acquisitions" for a description of the consideration to be paid in the pending acquisitions, which includes shares of our Class A common stock as well as cash.

RCS Capital Corporation and Subsidiaries
December 31, 2013

In order to meet our future long-term liquidity requirements or to continue to pursue strategic acquisition opportunities, we expect to utilize cash generated from our current operations and issue equity securities and debt securities in both public and private offerings, including in connection with the completion of the pending acquisitions. The issuance of these securities will depend on future market conditions, our obligations under the agreements related to the pending acquisitions to pay consideration in shares of our Class A common stock, funding needs and other factors, and there can be no assurance that any such issuance will occur or be successful.

Regulated Subsidiaries
Realty Capital Securities is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of the greater of $100,000 or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2013, Realty Capital Securities had net capital of $25.6 million which was $24.3 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 0.76 to 1. As of December 31, 2012, Realty Capital Securities had net capital of $3.4 million which was $2.7 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 3.07 to 1.
Dividends
During the year ended December 31, 2013, we declared $1.4 million in dividends on our Class A common stock. The closing of certain of the pending acquisitions involves the issuance of shares of our Class A common stock. The increase in the number of shares our Class A common stock outstanding may impact our ability to pay dividends. Our ability, and the ability of our operating subsidiaries, to pay dividends is also expected to be limited by customary negative covenants that will be contained in agreements we will enter into if we consummate the Cetera financings described below under “ - Contractual Obligations - The Cetera Commitments.”
Cash Flows
As of December 31, 2013 we had cash balances of approximately $45.7 million and as of December 31, 2012 and December 31, 2011, Realty Capital Securities (the only one of our operating subsidiaries in operation at the time) had cash balances of approximately $12.7 million and $3.9 million, respectively.
Net cash provided by operating activities was $66.8 million, $13.4 million and $3.8 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The increases in cash provided by operating activities for the year ended December 31, 2013 as compared to the comparable period for the prior year, have primarily been due to increases in net income and the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital Securities, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of related party and non-related party products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly. Increased balances in these accounts, as well as reimbursable expense receivables and investment banking fee receivables are indicative of the increased volume in gross equity capital raised and advisory services for certain direct investment programs that commenced operations during 2013, as well as the timing of cash receipts and payments.
Net cash used in investing activities was $9.6 million, $0.1 million and $0.01 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.  The investing activities for the year ended December 31, 2013 included purchases and sales of available-for-sale securities and investment securities as well as the purchase of property and equipment. The investing activities for the year ended December 31, 2012 and 2011 included the purchase of property and equipment.
Net cash used in financing activities was $24.1 million, $4.6 million and $4.0 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.  The financing activity for the year ended December 31, 2013 included the net proceeds after offering costs and underwriting discounts and commissions of $43.6 million from the our initial public offering, partially offset by distributions and dividends of $67.7 million. During the years ended December 31, 2012 and 2011, RCAP Holdings contributed $3.6 million and $9.5 million, respectively, into Realty Capital Securities. During the years ended December 31, 2012 and 2011, we made distributions of $8.2 million and $13.6 million, respectively. We expect all current liquidity needs will be met with cash flows from operations and other activities as described above.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Tax Receivable Agreement
We are party to a tax receivable agreement with RCAP Holdings requiring us to pay to RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that we realize (or are deemed to realize upon an early termination of the tax receivable agreement or a change of control, both discussed below) as a result of the increases in tax basis, if any, created by RCAP Holdings’ exchanges described below. For purposes of the tax receivable agreement, reductions in tax liabilities will be computed by comparing our actual income tax liability to the amount of such taxes that we would otherwise have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of each operating subsidiary. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement early. If we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to RCAP Holdings, or its transferees, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from each exchange and that any Operating Subsidiaries Units that RCAP Holdings, or its transferees, own on the termination date are deemed to be exchanged on the termination date) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make payments to RCAP Holdings using certain assumptions and deemed events similar to those used to calculate an early termination payment.
The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of an exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable.
Payments under the tax receivable agreement would be expected to give rise to certain additional tax benefits attributable to further increases in basis or, in certain circumstances, in the form of deductions for imputed interest. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. In addition, the tax receivable agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the agreement.
Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, we will not be reimbursed for any payments previously made under the tax receivable agreement if such basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings.
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Operating Subsidiaries Units for shares of our Class A common stock along with the cancellation of a corresponding number of shares of our Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure our ownership that includes the exchange, our secondary public offering of shares of our Class A common stock, the concurrent private placement and the completion of the pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and intangible assets of our operating subsidiaries connected with such Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as tax free Section 351 contribution, there will be no reduction in our tax liability, and as such we would not be required to make any payments under the tax receivable agreement. However, if the exchange is deemed to be a taxable transaction, each of our operating subsidiaries intends to have an election under Section 754 of the Code in effect for each taxable year in which a taxable exchange occurs, pursuant to which each exchange is expected to result in an increase in the tax basis of tangible and intangible assets of each such operating subsidiary with respect to such Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.
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
We expect that, based on our anticipated revenues after giving effect to the closings of the pending acquisitions, we will cease to be an “emerging growth company” on December 31, 2014. See “Item 1A. Risk Factors - Risks Related to Our Structure - We are an “emerging growth company” under the federal securities laws and subject to reduced public company reporting requirements.”

RCS Capital Corporation and Subsidiaries
December 31, 2013

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013. This absence of off-balance sheet arrangements does not include the off-balance sheet arrangements of the acquired businesses and is not indicative of what our actual off-balance sheet arrangements would have been had we completed the pending acquisitions, nor does it purport to present our future off-balance sheet arrangements. We expect the pending acquisitions, if completed, to change our off-balance sheet arrangements substantially.
Contractual Obligations
We had no borrowings during the year ended December 31, 2013 and had no significant changes in contractual obligations during the periods. We expect to incur borrowings under agreements we will enter into if we consummate the Cetera financings as described below.
Realty Capital Securities leases certain office space and equipment under various operating leases. See Note 7 of the Consolidated Financial Statements for more information.
The Cetera Commitments
In connection with the Cetera merger, we also received the Cetera commitments to enter into the Cetera financings at the completion of the Cetera merger and entered into certain other agreements related thereto. In January 2014, we paid $55.0 million into escrow related to the purchase of Cetera. If the Cetera merger does not close, we may be obligated to pay Cetera a $75 million termination fee.
The Bank Commitment
Concurrently with the execution of the Cetera merger agreement on January 16, 2014, we entered into the Bank commitment, with Barclays, Merrill Lynch, and Bank of America. The Bank commitment provides for a commitment by Barclays and Bank of America, or the Banks, to each provide 50% of (i) a $550.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years, or the revolving facility and, together with the term facilities, the bank facilities.
The proceeds of the term facilities will be used by us to pay a portion of the consideration to be paid in the Cetera merger, to refinance our existing indebtedness and existing indebtedness of Cetera and to pay related fees and expenses. The proceeds of the revolving facility will be used following the closing of the Cetera merger for permitted capital expenditures, to provide for the ongoing working capital requirements of our company and our subsidiaries following the Cetera merger and for general corporate purposes.
The commitment in respect of the first lien term facility is subject to automatic reduction if certain of the pending acquisitions are abandoned or terminated prior to the Cetera merger. If those certain pending acquisitions are abandoned or terminated after the Cetera merger, the first lien term facility will be subject to a mandatory prepayment by certain pre-agreed amounts.
The Bank commitment is subject to certain conditions, including the (i) absence of a Company Material Adverse Effect (as defined in the Cetera merger agreement); (ii) accuracy of certain representations and warranties; (iii) the negotiation of definitive documentation; (iv) consummation of the Cetera merger; (v) expiration of a “marketing period” of 20 consecutive business days; (vi) cash investments in us from additional investors which may take the form of common or preferred equity or certain debt instruments (which we intend to satisfy through the Luxor financings), satisfaction with cooperation with syndication covenants (to the extent the Cetera merger is consummated after August 16, 2014); and (vii) no other acquisitions having been made by us other than the pending acquisitions and certain other permitted acquisitions.
Our obligations under the bank facilities will be guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings, First Allied and each of our and First Allied’s direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers. We, together with the guarantors, will pledge substantially all of our assets to secure the bank facilities, subject to certain agreed-upon exceptions.
The bank facilities will be subject to (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness, excess cash flow, and abandonment or termination of certain pending acquisitions previously identified to the Banks; (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments, asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The Bank commitment will terminate upon the occurrence of certain customary conditions, and, in any event, on August 16, 2014, which date may be extended to October 16, 2014, (which are the same dates the parties to the Cetera merger agreement have termination rights thereunder if certain conditions have not yet been met) provided that after August 16, 2014 the Banks may require that the term loan facilities be funded (together with interest and premiums that could become due on such term loan facilities through October 16, 2014) into an escrow account that is subject to a first priority lien in favor of the escrow agreement to be released to us on the date of consummation of the Cetera merger if the Cetera merger is consummated prior to October 16, 2014, and to be released to the Banks if the Cetera merger is not consummated prior to October 16, 2014.
We will pay certain customary fees and expenses in connection with the bank facilities.
The Luxor Commitment
Concurrently with the execution of the Cetera merger agreement on January 16, 2014, we, RCAP Holdings and RCS Capital Management entered into the Luxor commitment. The Luxor commitment provides for Luxor to (i) purchase shares of our Class A common stock in a private offering concurrent with a well marketed, underwritten public offering, which we refer to as the Luxor common stock; and (ii) purchase other securities of ours as part of the Cetera financings at the completion of the Cetera merger, which we refer to collectively as the Luxor securities and, together with the Luxor common stock, the Luxor financings.
In connection with Luxor entering into the Luxor commitment, we, and certain of our affiliates, have also made certain other agreements with Luxor, some of which are described in more detail below.
The proceeds from the Luxor financings will be used by us to pay a portion of the consideration to be paid in the Cetera merger, to refinance our existing indebtedness and existing indebtedness of Cetera and to pay related fees and expenses.
The Luxor commitment is subject to certain conditions, including the absence of a Company Material Adverse Effect (as defined in the Cetera merger agreement), the negotiation of definitive documentation, and other customary closing conditions.
We will pay certain premiums, fees and expenses in connection with the Luxor commitment.
The Luxor common stock
Luxor has committed to purchase, in a private offering, and at the same price as the shares sold in any well-marketed, underwritten public offering, $50.0 million of common stock from us if (i) we raise at least $150.0 million in gross proceeds in any well-marketed, underwritten public offering; and (ii) the members of RCAP Holdings acquire at least $10.0 million of our Class A common stock from us. If we raise less than $150.0 million in gross proceeds in a well-marketed, underwritten public offering, Luxor has agreed to purchase a number of shares of our Class A common stock the proceeds from which are equivalent to one-third of the gross proceeds actually received by us from such well marketed, underwritten public offering. In either event, we refer to the shares of our Class A common stock to be purchased by Luxor as the Luxor common stock in this Annual Report on Form 10-K.
The Luxor securities
In addition to its commitment to purchase the Luxor common stock, Luxor has committed to purchase from us, concurrently with the consummation of the Cetera merger, the Luxor securities, which comprise (i) $270.0 million (aggregate liquidation preference) of shares of newly issued 7.00% convertible preferred stock, or the convertible preferred stock, at a price of 88.89% of the liquidation preference per share; (ii) $120.0 million of newly issued 5% convertible notes due 7.5 years from the issue date, or the convertible notes, at a price of $666.67 per $1,000 of par value; and (iii) newly issued Series D preferred stock, or the Series D preferred stock, which may be issued instead of the convertible preferred stock or the convertible notes in certain circumstances.
Notwithstanding Luxor’s commitments to purchase the Luxor securities, if the convertible preferred stock is afforded 100% equity treatment by both Moody’s Investor Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and we receive corporate ratings, or the first lien term facility receives ratings, less than B2 from Moody’s and B from S&P, Luxor may be required to purchase $120.0 million additional shares of the convertible preferred stock instead of the convertible notes. Additionally, if the convertible preferred stock is not afforded 100% equity treatment by both Moody’s and S&P, Luxor may be required to purchase $270.0 million of shares of the Series D preferred stock, instead of the convertible preferred stock. If either of these modifications to the Luxor commitment occur, and we still receive corporate ratings, or the first lien term facility receives ratings, less than B2 from Moody’s and B from S&P, then Luxor will purchase an additional $120.0 million of Series D preferred stock instead of the convertible preferred stock and the convertible notes. For the avoidance of doubt, at no time will we issue both convertible preferred stock and Series D preferred stock to Luxor.
The conversion of any shares of any of the Luxor securities into shares of our Class A common stock will be subject to a share cap based on the maximum that can be converted without requiring FINRA approval of the acquisition by Luxor of our equity capital stock and the approval of our stockholders, to the extent required by the NYSE Listed Company Manual.
The other terms of the Luxor securities are described in more detail below.

RCS Capital Corporation and Subsidiaries
December 31, 2013

•
Convertible preferred stock. The shares of convertible preferred stock will be entitled to a dividend of 7.00% of the liquidation preference and a dividend of 8.00% of the liquidation preference if a monthly dividend is not paid in cash on the dividend payment date. The shares of convertible preferred stock will be convertible, at Luxor’s option, into shares of our Class A common stock, at the lower of (i) a 2% discount to the volume weighted average price, or VWAP, of our Class A common stock for the ten trading days prior to the date of Luxor’s election to convert; (ii) a 2% discount to the closing price of our Class A common stock on the date of Luxor’s election to convert; and (iii) $20.26, or the fixed conversion price. If (i) both the one-day VWAP and the daily closing price of our Class A common stock for the prior 30 consecutive trading days exceeds 2.5 times the fixed conversion price and (ii) at least $10 million of our Class A common stock is traded each day for 30 consecutive days at any time after the first two years from the issuance date of the convertible preferred stock, then we may require that Luxor convert the convertible preferred stock into shares of our Class A common stock at the same price as set forth above. Notwithstanding the other terms of the convertible preferred stock, in no event shall Luxor be obligated to accept our Class A common stock if it would result in Luxor owning more than 9.9% of our Class A common stock outstanding at the time of conversion. For so long as the convertible preferred stock is outstanding, if our consolidated leverage ratio is greater than 3.0x LTM Adjusted EBITDA (as defined in the Luxor commitment) or our consolidated fixed charge coverage ratio is greater than 2.0x, no dividends will be declared or paid on any class of our equity securities, except those dividends payable on the convertible preferred stock. The convertible preferred stock will also contain negative covenants materially consistent with a typical shareholders agreement for a controlled entity and not more restrictive to us than the negative covenants in the second lien term facility.

•
Convertible notes. The convertible notes will be our senior unsecured obligations, but will be subordinated to the bank facilities and any refinancing thereof. The convertible notes will be convertible at the option of the holder, and to the extent permitted by the bank facilities, into shares of our Class A common stock, at a conversion price equal to the lower of $21.18 and 115% of the price of the shares of our Class A common stock sold in a well marketed, underwritten public offering, subject to adjustment pursuant to customary anti-dilution provisions. The convertible notes will be subject to customary negative covenants and events of default, and they will not be redeemable by us prior to their maturity date without the consent of Luxor.

•
Series D preferred stock. The Series D preferred stock will be issued at a price of $16.37, as adjusted to include any accrued dividends at the 8.00% rate, or the Series D price, and will be entitled to a non-cumulative cash dividend payable in additional Series D shares at an annual rate of 7.00% on the Series D price. The Series D preferred stock will be entitled to a dividend at the rate of 8.00% on the Series D price if the monthly dividend is not paid in cash on the dividend payment date. The Series D preferred stock will be exchangeable at Luxor’s option into our Class A common stock, at a ratio obtained by dividing the Series D price by the lower of (i) a 2% discount to the VWAP of our Class A common stock for the ten trading days prior to the date of Luxor’s election to convert; (ii) a 2% discount to the closing price of our Class A common stock on the date of Luxor’s election to convert; (iii) 110% of the price of the shares sold in a well-marketed, underwritten public offering; and (iv) $20.26. Notwithstanding the other terms of the Series D preferred stock, in no event shall Luxor be obligated to accept our Class A common stock if it would result in Luxor owning more than 9.9% of our Class A common stock outstanding at the time of conversion. For so long as the Series D preferred stock is outstanding, if our consolidated leverage ratio is greater than 3.0x LTM Adjusted EBITDA (as defined in the Luxor commitment) or our consolidated fixed charge coverage ratio is greater than 2.0x, no dividends will be declared or paid on any class of our equity securities, except those dividends payable on the Series D preferred stock. The Series D preferred stock will also contain negative covenants in respect of incurrence of indebtedness and the issuance of any senior or parity equity securities.

Other agreements with Luxor
As a condition for Luxor entering into the Luxor commitment, we, and certain of our affiliates, have also made certain other agreements with Luxor, some of which are described in more detail below.

•
Registration rights. We have agreed to file with the SEC a continuously effective resale registration statement for the shares of our Class A common stock and other securities issued to Luxor in the concurrent private offering and in connection with the Cetera financings within 45 days of their issuance. In connection with our proposed public offering we expect Luxor to enter into customary lockup agreements with the underwriters.

RCS Capital Corporation and Subsidiaries
December 31, 2013

•
RCS Capital Management interest. On the same day it purchases the Luxor securities, Luxor has agreed to purchase 17.5% to 23.5% (to be determined based upon the gross proceeds received by us in a well-marketed, underwritten public offering) of the membership interests in RCS Capital Management, or the manager interest, for $15.3 million. We have also agreed to enter into a put/call agreement with Luxor whereby, subject to certain conditions, (i) we will have the right to repurchase the manager interest from Luxor in exchange for its fair market value (as determined by us and Luxor pursuant to the agreement) in shares of our Class A common stock (or a cash equivalent); and (ii) Luxor will have the right to require us to purchase the manager interest in exchange for a number of shares of our Class A common stock (or a cash equivalent) that is 15% of the percentage interest of our then-outstanding Class A common stock that the membership interest represents in RCS Capital Management.

•
Put rights . The members of RCAP Holdings agreed to purchase from Luxor 50% (to be reduced based upon the gross proceeds received by us in any public offering of our Class A common stock) of the convertible preferred stock (or Series D preferred stock, as applicable) in cash any time during the 90-day period beginning on the date that is 18 months from the date of the issuance of the convertible preferred stock (or Series D preferred stock, as applicable) if requested by Luxor. This put right will be secured by a negative pledge on the members of RCAP Holdings’ shares of ARCP and/or units of ARCP’s operating partnership with a value, as of the date of the issuance of the convertible preferred stock (or the Series D preferred stock), equal to such RCAP Holdings member’s pro rata portion of the cash payment required to be made to Luxor pursuant to its put right.

The RCAP Holdings Member Commitment
Concurrently with the execution of the Cetera merger agreement on January 16, 2014, we entered into a commitment letter, or the RCAP Holdings member commitment, with the members of RCAP Holdings. The RCAP Holdings member commitment provides for the members of RCAP Holdings to purchase, in a private offering, and at the same price as the shares sold in any well-marketed, underwritten public offering, $10.0 million of our Class A common stock from us.
The RCAP Holdings member commitment also provides for an additional equity commitment related to the Luxor common stock. The members of RCAP Holdings have agreed that if Luxor purchase less than $50.0 million of Luxor common stock, the members of RCAP Holdings will purchase additional shares of our Class A common stock such that the combined net proceeds to us from the Luxor common stock and the additional equity commitment will be at least $50.0 million.
The proceeds from these financings will be used by us to pay a portion of the consideration to be paid in the Cetera merger.
Recently Issued Accounting Pronouncements
We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our consolidated financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Our exposure to market risk is directly related to our reliance on the direct investment program industry.
Interest Rate Risk
As with other yield-oriented securities, shares of direct investment programs are impacted by their level of distributions to their investors. The distribution rate is often used by investors to compare and rank similar yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the level of distributions that direct investment programs may make and influence the decisions of investors who are considering investing in their common stock. A rising interest rate environment could have an adverse impact on the common stock price of direct investment programs, their ability to issue additional equity and the cost to them of any such issuance or incurrence. Because we rely on the direct investment program industry, any macroeconomic conditions affecting the industry adversely may negatively impact our results of operations and the price of your shares of Class A common stock.
We expect to enter into the Bank commitment with Barclays, Merrill Lynch, and Bank of America. The Bank commitment provides for a commitment by Barclays and Bank of America to each provide 50% of (i) a $550.0 senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years. A rising interest rate environment could have an adverse impact as our interest expense could increase.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Item 8. Financial Statements and Supplementary Data
The information required by Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Change in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 28, 2014, the ICH merger agreement was amended to, among other things (1) provide that ICH will merge with and into a wholly owned subsidiary of ours, with our subsidiary surviving the merger with the same corporate name as ICH, (2) provide that the ICH merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and (3) extend the date after which the parties can terminate the ICH merger agreement from April 30, 2014 (subject to extension as set forth in the ICH merger agreement) to July 31, 2014 (without any extension provisions).
A copy of the amendment is attached to this annual report as Exhibit 2.6 and is incorporated herein by reference as though it were fully set forth herein. The description above is a summary of the amendment, does not provide a complete description of the amendment, and is qualified in its entirety by the complete text of the amendment itself.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue, 15th Floor, New York, NY 10022, Attention: Chief Financial Officer.
The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the Proxy Statement.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report.
(b) Exhibits
The following exhibits are included in the Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1(1)†	Agreement and Plan of Merger, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Investors Capital Holdings, Ltd.
2.2 (2)*
Asset Purchase Agreement, dated as of October 1, 2013, by and among RCS Capital Corporation, Scotland Acquisition, LLC, certain principals of the Hatteras Funds Group, Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment Management, LLC, Hatteras Alternative Mutual Funds LLC, and Hatteras Capital Investment Partners, LLC, and David Perkins.

2.3(3)†	Agreement and Plan of Merger, dated as of November 16, 2013, by and among RCS Capital Corporation, Dolphin Acquisition, LLC and Summit Financial Services Group, Inc.
2.4(4)	Agreement and Plan of Merger, dated as of January 16, 2014, by and among RCS Capital Corporation, Clifford Acquisition, Inc., Cetera Financial Holdings, Inc. and Lightyear Capital, LLC.
2.5(5)†
Membership Interest Purchase Agreement, dated as of January 16, 2014, by and among RCS Capital Corporation, Braves Acquisition, LLC, the sellers named therein and the sellers' representative named therein.

2.6†	First Amendment to Agreement and Plan of Merger, dated as of February 28, 2014, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Investors Capital Holdings, Ltd.
3.1(6)	Amended and Restated Certificate of Incorporation of RCS Capital Corporation.
3.2(7)	Second Amended and Restated By-laws of RCS Capital Corporation.
4.1(8)	Form of Class A Common Stock Certificate.
10.1	Third Amended and Restated Limited Liability Company Agreement of Realty Capital Securities, LLC, dated as of February 11, 2014, between RCS Capital Holdings, LLC and RCAP Holdings, LLC.
10.2	Second Amended and Restated Limited Liability Company Agreement of RCS Advisory Services, LLC, dated as of February 11, 2014, between RCS Capital Holdings, LLC and RCAP Holdings, LLC.
10.3	Second Amended and Restated Limited Liability Company Agreement of American National Stock Transfer, LLC, dated as of February 11, 2014, between RCS Capital Holdings, LLC and RCAP Holdings, LLC.
10.4(9)	Registration Rights Agreement, dated as of June 10, 2013, among RCS Capital Corporation and the Shareholders Party Thereto.
10.5(9)	Exchange Agreement, dated as of June 10, 2013, between RCS Capital Corporation and RCAP Holdings, LLC.
10.6	First Amendment to Exchange Agreement, dated as of February 11, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
10.7(9)
Tax Receivable Agreement, dated as of June 10, 2013, among RCS Capital Corporation, RCAP Holdings, LLC, Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC.

10.8(9)
Services Agreement, dated as of June 4, 2013 and effective as of January 1, 2013, among Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC and American Realty Capital Advisors, LLC and ARC Advisory Services, LLC

10.9(9)	Services Agreement, dated as of June 10, 2013, between AR Capital, LLC and RCS Advisory Services, LLC
10.10	Amended and Restated Services Agreement, dated as of February 11, 2014, among RCS Capital Corporation, RCS Capital Holdings, LLC and RCS Capital Management, LLC.
10.11(8)	Form of Indemnification Agreement.
10.12
Amended and Restated RCS Capital Corporation 2013 Multi-Year Outperformance Agreement, dated as of February 11, 2014, by and among RCS Capital Corporation, Realty Capital Securities, LLC, RCS Advisory Services, LLC, American National Stock Transfer, LLC, and RCS Capital Management, LLC.

10.13(6)	RCS Capital Corporation Equity Plan.
10.14 (6)	First Amendment to RCS Capital Corporation Equity Plan.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Exhibit No.	Description
10.15(1)	Voting Agreement, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Timothy B. Murphy.
10.16(3)	Voting Agreement, dated as of November 16, 2013, by and among RCS Capital Corporation and Marshall Leeds.
10.17	Contribution and Exchange Agreement, dated as of February 11, 2014, among RCS Capital Corporation, RCS Capital Management, LLC and RCS Capital Holdings, LLC.
10.18	Limited Liability Company Agreement of RCS Capital Holdings, LLC, dated as of February 11, 2014, between RCS Capital Corporation and RCS Capital Management, LLC.
10.19
Commitment Letter, dated January 16, 2014, among Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., RCS Capital Corporation, RCS Capital Management, LLC and RCAP Holdings, LLC.

10.20	Commitment Letter, dated January 16, 2014, among RCS Capital Corporation, RCAP Holdings, LLC, RCS Capital Management, LLC and Luxor Capital Group, LP.
10.21†	Restrictive Covenants Agreement dated as of January 16, 2014, among RCAP Holdings, LLC, RCS Capital Management, LLC, RCS Capital Corporation, Luxor Capital Group, LP and the individuals named therein.
10.22	Equity Commitment and Indebtedness Repayment Agreement dated as of January 16, 2014, among RCS Capital Corporation, AR Capital, LLC, Cetera Financial Holdings, Inc. and the individuals named therein.
21.1	Subsidiaries of the Registrant.
23.1	Consent of WeiserMazars LLP.
31.1
Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
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
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
† Pursuant to item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementary a copy of any omitted exhibit or schedule to the SEC upon request.
(1) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2013.
(2) Incorporated by reference to RCS Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 12, 2013.
(3) Incorporated by reference to RCS Capital Corporation's Current Report on Form 8-K filed with the SEC on November 18, 2013.
(4) Incorporated by reference to RCS Capital Corporation's Current Report on Form 8-K filed with the SEC on January 16, 2014.
(5) Incorporated by reference to RCS Capital Corporation's Current Report on Form 8-K filed with the SEC on January 17, 2014.
(6) Incorporated by reference to RCS Capital Corporation's Registration Statement on Form S-8 filed with the SEC on February 18, 2014.
(7) Incorporated by reference to RCS Capital Corporation's Current Report on Form 8-K filed with the SEC on January 7, 2014.
(8) Incorporated by reference to Pre-Effective Amendment No. 4 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-186819), filed with the SEC on May 21, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2013

(9) Incorporated by reference to the RCS Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	February 28, 2014	By:	/s/ WILLIAM M. KAHANE
William M. Kahane
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 28, 2014	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

Date:	February 28, 2014	By:	/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch
Executive Chairman of the Board of Directors

Date:	February 28, 2014	By:	/s/ EDWARD M. WEIL, JR.
Edward M. Weil, Jr.
President, Treasurer, Secretary and Director

Date:	February 28, 2014	By:	/s/ PETER M. BUDKO
Peter M. Budko
Chief Investment Officer and Director

Date:	February 28, 2014	By:	/s/ BRIAN S. BLOCK
Brian S. Block
Director

Date:	February 28, 2014	By:	/s/ MARK AUERBACH
Mark Auerbach
Lead Independent Director

Date:	February 28, 2014	By:	/s/ JEFFREY J. BROWN
Jeffrey J. Brown
Independent Director

Date:	February 28, 2014	By:	/s/ C. THOMAS MCMILLEN
C. Thomas McMillen
Independent Director

Date:	February 28, 2014	By:	/s/ HOWELL D. WOOD
Howell D. Wood
Independent Director

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RCS Capital Corporation and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of RCS Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.
WeiserMazars LLP
New York, New York
February 28, 2014

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares presented at par value)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$45,744	$12,683
Available-for-sale securities	8,528	—
Investment securities	5,874	—
Receivables:
Selling commission and dealer manager fees
Due from related parties	1,072	1,176
Due from non-related parties	21	179
Reimbursable expenses
Due from related parties	18,772	1,490
Due from non-related parties	584	61
Investment banking fees (related party)	21,420	—
Due from RCAP Holdings and related parties	7,156	—
Property and equipment (net of accumulated depreciation: 2013 - $198; 2012 - $48)	458	113
Prepaid expenses and other assets	1,372	509
Deferred income taxes	126	—
Total assets	$111,127	$16,211

Liabilities and Stockholders' Equity
Accounts payable	$4,695	$1,303
Accrued expenses:
Due to related parties	16,736	—
Due to non-related parties	5,894	4,175
Payable to broker-dealers	1,259	5,007
Deferred revenue (related party)	2,567	—
Dividends payable	450	—
Total liabilities	31,601	10,485
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 2,500,000 issued and outstanding as of December 31, 2013, and no shares authorized, issued or outstanding as of December 31, 2012	3	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 24,000,000 issued and outstanding as of December 31, 2013, and no shares authorized, issued or outstanding as of December 31, 2012	24	—
Additional paid-in capital	43,376	—
Accumulated other comprehensive loss	(46)	—
Retained earnings	1,499	—
Member's equity	—	5,726
Total stockholders' equity	44,856	5,726
Non-controlling interest	34,670	—
Total liabilities and equity	$111,127	$16,211

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Selling commissions:
Related party products	$400,560	$161,370	$82,397
Non-related party products	116,074	19,111	22,996
Dealer manager fees:
Related party products	227,420	94,761	56,935
Non-related party products	56,381	10,100	10,820
Investment banking advisory services:
Related party products	45,484	—	—
Non-related party products	—	925	—
Transfer agency revenue (related party)	8,667	—	—
Services revenue:
Related party products	24,968	970	1,374
Non-related party products	492	54	368
Reimbursable expenses:
Related party products	6,375	186	115
Non-related party products	100	(25)	16
Other	(26)	45	(292)
Total revenues	886,495	287,497	174,729

Expenses:
Third-party commissions:
Related party products	400,598	161,399	82,301
Non-related party products	116,074	19,111	22,967
Third-party reallowance:
Related party products	65,018	24,385	11,788
Non-related party products	19,563	2,464	3,139
Internal commissions, payroll and benefits	115,994	45,865	29,174
Conferences and seminars	25,486	14,938	12,135
Travel	7,623	6,235	5,942
Marketing and advertising	8,611	2,680	303
Professional fees:
Related party expense allocations	930	8	246
Non-related party expenses	3,663	1,559	1,672
Data processing	6,268	—	—
Management fee	5,996	—	—
Transaction costs	4,587	—	—
Other:
Related party expense allocations	2,529	727	816
Non-related party expenses	3,003	714	504
Total expenses	785,943	280,085	170,987
Income before taxes	100,552	7,412	3,742
Provision for income taxes	2,202	—	—
Net income	98,350	7,412	3,742
Less: net income attributable to non-controlling interests	95,749	7,412	3,742
Net income attributable to RCS Capital Corporation	$2,601	$—	$—
Per Share Data	June 10, 2013 to December 31, 2013
Basic and diluted number of shares attributable to Class A stockholders	2,500,000
Net income per share attributable to RCS Capital Corporation	$1.04

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$98,350	$7,412	$3,742
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(489)	—	—
Total other comprehensive loss, net of tax	(489)	—	—
Total comprehensive income	97,861	7,412	3,742
Less: Net comprehensive income attributable to non-controlling interests	95,306	7,412	3,742
Net comprehensive income attributable to RCS Capital Corporation	$2,555	$—	$—

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands, except share amounts)

		Class A Common Stock		Class B Common Stock
	Number of Shares (unclassified)	Number of Shares	Par value	Number of Shares	Par value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interest	Member's Equity	Stockholders' Equity and Non-controlling Interest
Balance, December 31, 2012	—	—	$—	—	$—	$—		$—	$—	$—	$—	$5,726	$5,726
Net income (loss)	—	—	—	—	—	—		(165)	—	(165)	—	47,619	47,454
Issuance of common stock	100	—	—	—	—	—	(a)	—	—	—	—	—	—
Distributions	—	—	—	—	—	—		—	—	—	—	(19,650)	(19,650)
Balance, June 9, 2013	100	—	—	—	—	—		(165)	—	(165)	—	33,695	33,530

Issuance of common stock, net of offering costs	—	2,500,000	3	—	—	43,624		—	—	43,627	—	—	43,627
Reorganization	(100)	—	—	24,000,000	24	—	(b)	165	—	189	33,506	(33,695)	—
Equity-based compensation	—	—	—	—	—	—		—	—	—	492	—	492
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—		—	(46)	(46)	(443)	—	(489)
Net income	—	—	—	—	—	—		2,601	—	2,601	48,295	—	50,896
Distributions to non-controlling interests	—	—	—	—	—	—		—	—	—	(47,180)	—	(47,180)
Dividends declared on Class A common stock	—	—	—	—	—	(248)		(1,102)	—	(1,350)	—	—	(1,350)
Balance, December 31, 2013	—	2,500,000	$3	24,000,000	$24	$43,376		$1,499	$(46)	$44,856	$34,670	$—	$79,526
_____________________
(a) Represents the initial 100 shares of $0.01 par value common stock issued to RCAP Holdings for $100.00, but due to rounding, $1.00 of par value and $99.00 of additional paid-in capital do not appear in the consolidated statement of changes in stockholders' equity.
(b) Represents the reversal of the initial $1.00 aggregate par value common stock and related $99.00 additional paid-in capital.

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$98,350	$7,412	$3,742

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150	31	12
Equity-based compensation	492	—	—
Deferred income taxes	(126)	—	—
Loss on the sale of available-for-sale securities	59	—	—
Deferred income tax on the unrealized loss of available-for-sale securities	21	—	—
Change in fair value of investment securities	138	—	—
Loss on investment	—	—	300

Increase (decrease) resulting from changes in:
Receivables:
Selling commissions and dealer manager fees:
Due from related parties	104	(1,024)	120
Due from non-related parties	158	(96)	250
Reimbursable expenses:
Due from related parties	(17,282)	(1,011)	1,450
Due from non-related parties	(523)	(33)	161
Investment banking fees (related party)	(21,420)	—	—
Loan receivable	—	77	(17)
Due from RCAP Holdings and related parties	(7,156)	—	—
Prepaid expenses and other assets	(863)	99	(396)
Accounts payable	3,392	902	17
Accrued expenses:
Due from related parties	16,736	—	—
Due from non-related parties	1,719	2,887	11
Payable to broker-dealers	(3,748)	4,158	(1,814)
Deferred revenue (related party)	2,567	—	—
Net cash provided by operating activities	72,768	13,402	3,836

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,097)	—	—
Proceeds from the sale of available-for-sale securities	1,000	—	—
Purchases of investment securities	(6,012)	—	—
Purchase of property and equipment	(495)	(106)	(11)
Net cash used in investing activities	(15,604)	(106)	(11)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	—	—
Payments of offering costs and fees related to the stock issuance	(6,373)	—	—
Contributions	—	3,646	9,519
Distributions to non-controlling interest holders	(47,180)	—	—
Distributions to members	(19,650)	(8,200)	(13,560)
Dividends paid	(900)	—	—
Net cash used in financing activities	(24,103)	(4,554)	(4,041)

Net increase (decrease) in cash	33,061	8,742	(216)
Cash and cash equivalents, beginning of period	12,683	3,941	4,157
Cash and cash equivalents, end of period	$45,744	$12,683	$3,941

Supplemental disclosures:
Cash payments for income taxes	$133	$—	$—
Dividends declared but not yet paid	$450	$—	$—

See Notes to Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
December 31, 2013

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

•
Realty Capital Securities, LLC ("Realty Capital Securities"), a wholesale broker-dealer registered with the U.S. Securities and Exchange Commission (the "SEC") and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). Realty Capital Securities also provides investment banking advisory services and capital markets services;

•
RCS Advisory Services, LLC ("RCS Advisory"), a transaction management services business, and its newly formed wholly owned subsidiaries, Scotland Acquisition, LLC, Zoe Acquisition, LLC and Dolphin Acquisition, LLC; and

•	American National Stock Transfer, LLC ("ANST"), an SEC-registered transfer agent.
On June 10, 2013, the Company closed its initial public offering (the "IPO”) of Class A common stock, par value $0.001 per share, in which it sold 2,500,000 Class A shares at $20.00 per share, resulting in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. Concurrently with the closing of the IPO on June 10, 2013, the Company underwent a reorganization, in which RCAP Holdings, LLC ("RCAP Holdings”) received 24,000,000 Class B shares, par value $0.001 per share, in exchange for 100 unclassified shares in the Company previously purchased by RCAP Holdings.
Concurrently with the commencement of the IPO, the Operating Subsidiaries also underwent a reorganization, in which a new class of operating subsidiary units called "Class A Units," which entitle the holders thereof to voting and economic rights, were issued to the Company, and a new class of operating subsidiary units called "Class B Units," which entitle the holder thereof to economic rights but not voting rights, were issued to RCAP Holdings. Also created were "Class C Units" and "LTIP Units." After the subsidiary reorganization and IPO, through their ownership of Class A and Class B units, the Company owned a 9.4% economic interest in the Operating Subsidiaries and RCAP Holdings owned a 90.6% economic interest in the Operating Subsidiaries. Prior to the reorganization and IPO, RCAP Holdings held a 100% interest in each of the Operating Subsidiaries and the Company.
Upon completion of the reorganization and the IPO, the Company became the managing member of the Operating Subsidiaries and the Company assumed the exclusive right to manage and conduct the business and affairs of the Operating Subsidiaries and to take any and all actions on their behalf in such capacity. As a result, the Company consolidates the financial results of the Operating Subsidiaries with its own financial results. Net profits and net losses of the Operating Subsidiaries are allocated to their members pro rata in accordance with the respective percentages of their membership interests in the Operating Subsidiaries. Because the Company and the Operating Subsidiaries were under common control at the time of reorganization, the Company's acquisition of control of the Operating Subsidiaries was accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of the Operating Subsidiaries have been included in the Company’s consolidated financial statements from the date of common control.
Realty Capital Securities, a limited liability company organized in Delaware, is the securities broker-dealer for proprietary products sponsored by AR Capital, LLC (an affiliate) and its affiliates, consisting primarily of non-traded real estate investment trusts ("REITs"), as well as a closed-end real estate securities fund, an open-end real estate securities fund and a non-traded business development company fund and, from time to time, programs not sponsored by AR Capital, LLC. Realty Capital Securities also provides investment banking advisory services and capital markets services to related and non-related party issuers of public securities in connection with strategic alternatives related to potential liquidity events and other transactions. Realty Capital Securities markets securities throughout the United States by means of a national network of selling group members consisting of unaffiliated broker-dealers and their registered representatives.
RCS Advisory was organized in Delaware in December 2012 as a limited liability company and commenced operations in January 2013. RCS Advisory provides a range of services to alternative investment programs and other investment vehicles, including offering registration and blue sky filings advice with respect to SEC and FINRA registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events, training and education, conference management and strategic advice in connection with liquidity events and other strategic transactions.
ANST was organized in Delaware in November 2012 as a limited liability company and commenced operations in January 2013 as a transfer agent. ANST acts as a registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by AR Capital, LLC, effective March 1, 2013. ANST provides transfer agency services through third-party service providers.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Pending Acquisitions
During the fourth quarter of the year ended December 31, 2013 the Company entered into agreements with respect to the following acquisitions:
Hatteras Funds Group ("Hatteras"):
Hatteras is a private company that is the sponsor of, investment advisor to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered as investment companies with the SEC.
On October 1, 2013, the Company entered into a purchase agreement with Hatteras. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, a wholly owned subsidiary of the Company will purchase substantially all the assets related to the business and operations of Hatteras and assume certain liabilities of Hatteras.
The aggregate estimated consideration to be paid is $40.0 million in cash, subject to certain adjustments, and an earn-out.
Investors Capital Holdings, Ltd. ("ICH"):
ICH is a public company with its common stock listed on the NYSE MKT (formerly the American Stock Exchange) under the symbol “ICH” that provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance as well as investment advisory and asset management services.
On October 27, 2013, the Company entered into a merger agreement with ICH. Pursuant to the terms and subject to the conditions set forth in the merger agreement, a wholly owned subsidiary of the Company will merge with and into ICH, with ICH surviving the merger as a subsidiary of the Company.
The aggregate estimated consideration to be paid is $52.5 million, of which no more than 60% will be in cash and no less than 40% will be in shares of the Company's Class A common stock, subject to the election of holders of ICH common stock to receive either cash or stock.
Summit Financial Services Group ("Summit"):
Summit is a public company with its common stock listed on the OTC Markets Group, Inc. under the symbol “SFNS” that has financial advisors providing securities brokerage and investment retail advice in the United States.
On November 16, 2013, the Company entered into a merger agreement with Summit. Pursuant to the terms and subject to the conditions set forth in the merger agreement, Summit will merge with and into a wholly owned subsidiary of the Company, with the subsidiary surviving the merger with the same corporate name as Summit.
The aggregate estimated consideration to be paid is $49.0 million, of which no more than 80% will be in cash and no less than 20% will be in shares of the Company's Class A common stock.
Subsequent to December 31, 2013 the Company announced several additional transactions. See Note 13.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory and ANST. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and Article 8 of Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results. The statements of income for the years ended December 31, 2012 and 2011 represent the results of operations of Realty Capital Securities, the only Operating Subsidiary in operation during the period. The statement of financial condition as of December 31, 2012 was derived from the Realty Capital Securities audited financial statements at that date (since it was the only Operating Subsidiary that was operational at that date).
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

RCS Capital Corporation and Subsidiaries
December 31, 2013

Available-for-sale Securities
Available-for-sale securities represent investments by RCS Advisory in an equity mutual fund managed by a related party, which consist of shares of AR Capital Real Estate Income Fund. RCS Advisory treats these securities as available-for-sale securities with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) and realized gains (losses) recorded in earnings. See Notes 4 and 5.
Investment Securities
Investment securities represent investments by Realty Capital Securities in an equity mutual fund managed by a related party, which consist of shares of AR Capital Real Estate Income Fund. Realty Capital Securities records both realized and unrealized gains (losses) in earnings on this investment, due to the fact that it is a broker-dealer. See Note 5.
Receivables
Receivables represent selling commission receivables and dealer manager receivables due from related party and non-related party entities in connection with the distribution of programs sponsored by an affiliate, AR Capital, LLC, and other sponsors. See “Selling Commissions and Dealer Manager Fees”.
Reimbursable Expenses and Investment Banking Fees
Reimbursable expenses and investment banking fees represent fees receivable for services provided to related parties and non-related party entities related to investment banking, capital markets and related advisory services performed. See “Investment Banking Advisory Services” and “Reimbursable Expenses”.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
Realty Capital Securities receives selling commissions and dealer manager fees in connection with the distribution of programs sponsored by AR Capital, LLC and other non-related party sponsors. The selling commission and dealer manager fee rates are established jointly in a single contract entered into with each individual issuer. As the dealer manager for, or distributor of offerings, Realty Capital Securities generally receives selling commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, which commissions are then redistributed to those third-party selling group participants who are FINRA member firms. Realty Capital Securities generally receives dealer manager fees of 3.0% of gross offering proceeds for funds raised, a portion of which may be redistributed to those third-party selling group participants who are FINRA member firms. Realty Capital Securities has discretion as to the reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support costs incurred by respective selling group members. Selling commission and dealer manager fee revenues and related expenses are recorded on a trade date basis as securities transactions occur.
The Company analyzes its contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from suppliers. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including Realty Capital Securities' position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that Realty Capital Securities’ suppliers bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, Realty Capital Securities concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
Realty Capital Securities, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of securities. Realty Capital Securities works with independent broker-dealers to solicit share subscriptions from their clients. The securities are offered on a "best efforts" or "reasonable best efforts" basis and Realty Capital Securities is not obligated to underwrite or purchase any shares for its own account.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Investment Banking Advisory Services
The Company, through its investment banking and capital markets division, receives fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees and expenses that are unpaid are recorded in investment banking fees receivable and reimbursable expenses in the statement of financial condition. Income from investment banking agreements that are not deferred is recognized when the transactions are complete or the services have been performed. Income from certain investment banking agreements is recorded in deferred revenue in the statement of financial condition and is recognized over the remaining life of the offering, which normally ranges from 3 to 26 months.
Transfer Agency Revenue
ANST receives fees for providing transfer agency and related services. Such fees are charged based on agreements entered into with related party issuers of securities on a negotiated basis. Certain fees are billed and recorded monthly based on account activity, such as new account establishment fees and call fees. Other fees, such as account maintenance fees, are billed and recorded monthly.
Services Revenue
The Company receives fees for providing transaction management, marketing support, due diligence advice, events, training and education, conference management and strategic advice. Such fees are charged at hourly billing rates for the services provided, based on agreements entered into with related party issuers of securities on a negotiated basis. Such fees are billed and recorded monthly based on services rendered.
Reimbursable Expenses
The Company includes all reimbursable expenses in gross revenue because the Company as the primary obligor has discretion in selecting a supplier, and bears the credit risk of paying the supplier prior to receiving reimbursement from the customer.
Marketing and Advertising
The Company expenses the cost of marketing and advertising as incurred.
Income Taxes
The Company files standalone federal and state income tax returns. Realty Capital Securities, ANST and RCS Advisory are treated as disregarded entities up to the date of reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes thereafter. All income and expense earned by Realty Capital Securities, ANST and RCS Advisory flows through to their owner through the date of reorganization and to their partners (which includes the Company who is a 9.4% owner of these partnerships) thereafter. Income tax expense from operations and investments of Realty Capital Securities, ANST and RCS Advisory is not incurred by Realty Capital Securities, ANST and RCS Advisory but is reported by their owner through the date of reorganization and by their partners thereafter.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards which relate to the Company's investment in the Operating Subsidiaries. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.
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
The Company has adopted the authoritative guidance within ASC 740 relating to accounting for uncertainty in income taxes. The guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken by the Company. See Note 6.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Reportable Segments
The Company’s internal reporting is organized into four segments through its three Operating Subsidiaries, as follows:

•	Realty Capital Securities, under two business lines:

◦	Wholesale Broker-Dealer; and

◦	Investment Banking and Capital Markets

•	RCS Advisory providing transaction management services

•	ANST providing transfer agency services
Recently Issued Accounting Pronouncements
The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company's consolidated financial position or results of operations.
3. Off-Balance Sheet Risk and Concentrations
The Company is engaged in various trading, brokerage activities and capital raising with counterparties primarily including broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company’s policy to review, as necessary, the credit standing of each counterparty. As of December 31, 2013, the Company had 63% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in one related party direct investment program, and 93% of the total commissions and dealer manager fees receivable concentrated in three related party direct investment programs.
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
RCS Advisory and Realty Capital Securities hold securities consisting of investments in a mutual fund managed by a related party that can potentially subject the Company to market risk. The amount of potential gain or loss depends on the fund's performance and overall market activity. RCS Advisory and Realty Capital Securities monitor the net asset value on a monthly basis to evaluate its positions, and, if applicable, may elect to sell all or a portion of the investments to limit the loss.
4. Available-for-Sale Securities
The following table presents information about the Company's available-for-sale securities as of December 31, 2013 (amounts in thousands):

	Purchases	Sales	Realized Loss	Unrealized Losses(1)	Fair Value	Cost
December 31, 2013
Mutual funds	$10,097	$1,000	$59	$510	$8,528	$9,038
_____________________________
(1) Excludes the deferred income tax benefit.
The Company had no available-for-sale securities as of or during the year ended December 31, 2012.

RCS Capital Corporation and Subsidiaries
December 31, 2013

5. Fair Value Disclosures
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. U.S. GAAP defines three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability
Level 3 - Unobservable inputs that reflect the entity's own assumptions about the data inputs that market participants would use in the pricing of the asset or liability and are consequently not based on market activity
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is the most significant to the fair value measurement in its entirety.
The Company's available-for-sale and investment securities trade in active markets and therefore, due to the availability of quoted market prices in active markets are classified as Level 1 in the fair value hierarchy. As of December 31, 2013, the fair value of the available-for-sale and investment securities were $8.5 million and $5.9 million, respectively. As of December 31, 2012, the Company had no available-for-sale or investment securities.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2013.
6. Income Taxes
During the years ended December 31, 2012 and 2011, Realty Capital Securities was the only one of the Company's operating subsidiaries that was in operation. As a limited liability company it was not subject to income taxes, accordingly, Realty Capital Securities did not record income tax expense (benefit).
The components of income tax expense/(benefit) included in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax expense
U.S. Federal	$1,630	$—	$—
State and local	677	—	—
Total current income tax expense	2,307	—	—

Deferred income tax benefit
U.S. Federal	(85)	—	—
State and local	(20)	—	—
Total deferred income tax benefit	(105)	—	—
Total income tax expense	$2,202	$—	$—
The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.00%	—%	—%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	0.42%	—%	—%
Non-controlling interests	(33.40)%	—%	—%
Other	0.18%	—%	—%
Effective tax rate	2.20%	—%	—%

RCS Capital Corporation and Subsidiaries
December 31, 2013

Deferred income tax expense (benefits) result from differences between assets and liabilities measured for financial reporting purposes versus income tax return purposes. Deferred income tax assets are recognized if, in the Company's judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, the Company records a valuation allowance. The Company had no deferred tax liabilities as of December 31, 2013 and 2012. The components of the deferred income taxes as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets
Other	$1	$—
Unrealized loss on available-for-sale securities(1)	21	—
Deferred revenue	104	—
Total deferred tax assets	$126	$—
_____________________________
(1) Included in other comprehensive income.
The Company believes that, as of December 31, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of December 31, 2013.
The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to audit under the statute of limitations by the Internal Revenue Service for 2013. The Company or its subsidiaries' federal and state income tax returns are open to audit under the statute of limitations for 2010 to 2013.
7. Commitments and Contingencies
Leases — Realty Capital Securities leases certain office space and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011 respectively. Future annual minimum rental payments due are as follows (in thousands):

Year Ended December 31,	Amount
2014	$296
2015	196
2016	100
$592
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
In April 2013, Realty Capital Securities received notice and a proposed Letter of Acceptance, Waiver and Consent ("AWC") from FINRA that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, Realty Capital Securities submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, Realty Capital Securities consented to the imposition of a censure and a fine of $0.06 million, paid in the second quarter of 2013. Realty Capital Securities believes that the matter will not have a material adverse effect on Realty Capital Securities or its business.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
Summit Litigation
Summit, its board of directors, the Company and a wholly owned subsidiary formed by the Company in connection with the Summit merger are named as defendants in two purported class action lawsuits (now consolidated) filed by alleged Summit shareholders on November 27, 2013 and December 12, 2013 in Palm Beach County, Florida challenging the Summit merger.  These lawsuits allege, among other things, that: (1) each member of Summit’s board of directors breached his fiduciary duties to Summit and its shareholders in authorizing the Summit merger; (2) the Summit merger does not maximize value to Summit shareholders; and (3) the defendants aided and abetted the breaches of fiduciary duty allegedly committed by the members of Summit’s board of directors.  These shareholder lawsuits seek class action certification and equitable relief, including an injunction against consummation of the Summit merger on the agreed-upon terms.
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
On June 14, 2013, the Company’s Board of Directors authorized and the Company declared its first quarterly cash dividend for its Class A common stock. The cash dividend was paid on July 10, 2013 to record holders of the Company’s Class A common stock at the close of business on June 28, 2013 in an amount equal to $0.18 per share.
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
On December 23, 2013, the Company’s Board of Directors authorized and the Company declared a cash dividend for the fourth quarter of 2013 for its Class A common stock. The cash dividend was paid on January 10, 2014 to record holders of the Company’s Class A common stock at the close of business on December 31, 2013 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the third quarter of 2013.
Class B Common Stock. As of December 31, 2013 RCAP Holdings owns 24,000,000 Class B Units of each operating subsidiary and 24,000,000 shares of the Company’s Class B common stock. As of December 31, 2013, Class B common stock entitles holders to four votes per share; provided, however, that the Company’s certificate of incorporation provides that so long as any of the Class B common stock remains outstanding, the holders of Class B common stock always will have a majority of the voting power of the Company’s outstanding common stock, and thereby control the Company. Class B common stock holders have no economic rights (including no rights to dividends and distributions upon liquidation). Immediately following the conversion from 100 unclassified shares, RCAP Holdings, as holder of Class B common stock, held 0% of the economic rights and the majority of the voting rights of the Company.
Equity Plan. The RCS Capital Corporation Equity Plan provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards to RCS Capital Management, LLC ("RCS Capital Management"), included under the Outperformance Agreement, non-executive directors, officers and other employees and independent contractors, including employees or directors of RCS Capital Management and its affiliates who are providing services to the Company. RCS Capital Management is an entity under common control with RCAP Holdings. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan was initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a diluted basis) at any time following such increase (subject to the registration of the increased number of available shares).

RCS Capital Corporation and Subsidiaries
December 31, 2013

9. Earnings Per Share
Basic earnings per share is computed by dividing net income available to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional shares of Class A common stock that would have been outstanding if potentially dilutive shares of Class A common stock had been issued. The following table presents the calculation of basic and dilutive earnings per share for the years ended December 31, 2013, 2012 and 2011(amounts in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Earnings for basic and diluted earnings per common Class A share:
Net income	$98,350	$7,412	$3,742
Net income attributable to non-controlling interests	95,749	7,412	3,742
Net income attributable to common stockholders	$2,601	$—	$—

Shares:
Average Class A shares used in basic and diluted computation(1)	2,500,000	N/A	N/A

Earnings per common Class A share
Basic and diluted	$1.04	N/A	N/A
_____________________
(1) Reflects the 2,500,000 shares of Class A common stock offered in the IPO. Shares of Class B common stock were subject to a lockup pursuant to an agreement with the underwriter in connection with the IPO. The lock up period expired during the 3 months ended December 31, 2013; however, these shares were excluded from the computation of diluted net income per share computation because they were anti-dilutive.
10. Net Capital Requirements
Realty Capital Securities is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of the greater of $100,000 or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2013, Realty Capital Securities had net capital of $25.6 million which was $24.3 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 0.76 to 1. As of December 31, 2012, Realty Capital Securities had net capital of $3.4 million which was $2.7 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 3.07 to 1.
11. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The Company earned revenues of $713.5 million, $257.3 million and $140.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, from related party products. The receivables for such revenues were $48.4 million and $2.7 million as of December 31, 2013 and 2012, respectively. The Company incurred expenses directly from business activities related to related party products of $465.6 million, $185.8 million and $94.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The payables to related parties were $16.7 million as of December 31, 2013. The company did not have any payables to related parties as of December 31, 2012.
The Operating Subsidiaries were initially capitalized and funded by RCAP Holdings. During the year ended December 31, 2012, Realty Capital Securities received financial support from RCAP Holdings through capital contributions and expense allocation agreements. Through an agreement with an affiliate, Realty Capital Securities was allocated certain operating expenses including occupancy, professional services, communications and data processing, advertising and employee benefits. The total expense allocation for the year ended December 31, 2012, was approximately $0.8 million.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Beginning on January 1, 2013, the affiliate expense allocation arrangement was terminated. Pursuant to the new services agreement, AR Capital, LLC charges the Operating Subsidiaries for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company paid $3.5 million for the year ending December 31, 2013. As of December 31, 2013, the payable for such expenses is $0.3 million.
The Company incurs expenses directly for certain services it receives. The Company either allocates these expenses to the Operating Subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific Operating Subsidiary are allocated 100% to the appropriate Operating Subsidiary. Expenses that are not specific to an Operating Subsidiary are allocated in proportion to income before taxes, management fees, incentive fees and outperformance fees.  The intercompany receivables and payables for these expenses are eliminated in consolidation and are settled quarterly. For the year ended December 31, 2013, the Operating Subsidiaries incurred $2.3 million for such expenses. There were no expenses payable by RCAP Holdings as of December 31, 2013.
From time to time, RCAP Holdings may purchase shares of the Company's Class A common stock in the secondary market. As of December 31, 2013, RCAP Holdings owned 2.06% of the Company's Class A common stock outstanding.
Management Agreement. Pursuant to the management agreement, RCS Capital Management implements the Company's business strategy, as well as the business strategy of the Operating Subsidiaries, and performs executive and management services for the Company and Operating Subsidiaries, subject to oversight, directly or indirectly, by the Company's Board of Directors.
The Company, together with the Operating Subsidiaries, pays RCS Capital Management a management fee in an amount equal to 10% of the aggregate U.S. GAAP net income of the Operating Subsidiaries, calculated and payable quarterly in arrears, subject to the aggregate U.S. GAAP net income of the Operating Subsidiaries being positive for the current and three preceding calendar quarters.
In addition, the Company pays RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company's earnings and stock price. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company's Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of the Company's common stock of all the Company's public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company's equity plan) in the previous 12-month period, and (B) 8.0%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless the Company's Core Earnings for the 12 most recently completed calendar quarters is greater than zero.
Core Earnings is a non-U.S. GAAP measure and is defined as U.S. GAAP net income (loss) of RCS Capital Corporation, excluding non-cash equity compensation expense, management fees, incentive fees, acquisition fees, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between RCS Capital Management and the independent directors and after approval by a majority of the independent directors.
Such management and incentive fee calculations commenced on June 10, 2013, the date the offering was completed. For periods less than four quarters or 12 months, the calculations are based on a pro rata concept starting with the quarter ended June 30, 2013.
The management fee earned by RCS Capital Management for the period June 10, 2013 (commencement date of the agreement) to December 31, 2013 was $6.0 million, which is the expense recorded by the Company for the year ended December 31, 2013. The payable for such expense is included in accrued expenses - due to related parties within the accompanying consolidated statements of financial condition.
The incentive fee earned by RCS Capital Management for the period June 10, 2013 (commencement date of the agreement) to December 31, 2013, was $0.3 million, which is the expense recorded in other expense by the Company for the year ended December 31, 2013. The payable of $0.3 million for such expense is included in accrued expenses - due to related parties within the accompanying consolidated statements of financial condition.

RCS Capital Corporation and Subsidiaries
December 31, 2013

2013 Manager Multi-Year Outperformance Agreement. The Company entered into the 2013 Manager Multi-Year Outperformance Agreement (the "OPP"), as of June 10, 2013, with the Operating Subsidiaries and RCS Capital Management. The OPP provides for performance-based bonus awards to RCS Capital Management up to a maximum award opportunity ("OPP Cap") that is 5.00% of the Company's market capitalization on the date of the IPO. The OPP is intended to further align RCS Capital Management’s interests with those of the Company and its stockholders. Under the OPP, RCS Capital Management was granted LTIP Units of the Operating Subsidiaries that were to be allocated among Operating Subsidiaries by the independent directors of the Company based upon any reasonable method as determined in their sole discretion. The LTIP Units represent units of equity ownership in the Operating Subsidiaries that are structured as profits interest therein. Subject to the OPP Cap, the number of LTIP Units earned under the OPP will be determined based on the Company's achievement of total return to stockholders, which is referred to as "Total Return" and which includes both share price appreciation and common stock dividends, as measured against a peer group of companies, for the three-year performance period commencing on the commencement date.
Subject to RCS Capital Management's continued service through each vesting date, 1/3 of any LTIP Units earned will vest on each of the third, fourth and fifth anniversaries of the commencement date. Until such time as the LTIP Units are fully earned in accordance with the provisions of the OPP, the LTIP Units are entitled to distributions equal to 10% of the distributions on the Class C Units of the applicable Operating Subsidiary. After the LTIP Units are fully earned, they are entitled to a catch-up distribution and then the same distributions as the Class C Units of the applicable Operating Subsidiary. At the time RCS Capital Management’s capital account with respect to the LTIP Units is economically equivalent to the Class C Units of the applicable Operating Subsidiary, the applicable LTIP Units will automatically convert into Class C Units of the Operating Subsidiary on a one-to-one basis.
During the 4th quarter of 2013, The Company determined that the OPP award should be recognized under ASC Topic No. 505, Stock-Based Transactions with Nonemployees, ("ASC 505") rather than ASC Topic No. 718. Compensation - Stock Compensation. The impact of this change was not material for any prior periods. In accordance with ASC 505, the Company recognizes the fair value of the OPP award over the requisite performance period of the award. The award is remeasured at each reporting date and the amortization of the expense is adjusted accordingly. The fair value of the OPP award was determined utilizing a Monte Carlo simulation technique under a risk-neutral premise. The significant assumptions utilized in determining the fair value of $3.3 million as of December 31, 2013, which is expected to be recognized over a period of three years from the grant date were as follows:
•Risk free rate of 0.55% utilizing the prevailing 2.4-year zero-coupon U.S. treasury yield at the reporting date;
•Expected dividend yield of 3.6%; and
•Volatility of 30.0% based on the historical and implied volatility of the peer group of companies
For the year ended December 31, 2013 the Company recognized $0.5 million, which is included in other expenses in the consolidated statements of income.
RCS Advisory Services, LLC — AR Capital, LLC Services Agreement. RCS Advisory entered into a services agreement with AR Capital, LLC, pursuant to which it provides AR Capital, LLC and its subsidiaries with transaction management services (including, transaction management, compliance, due diligence, event coordination and marketing services, among others), in connection with the performance of services to certain AR Capital, LLC sponsored companies.
Registration Rights Agreement. The Company entered into a registration rights agreement with RCAP Holdings and RCS Capital Management pursuant to which the Company will grant (i) RCAP Holdings, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act shares of its Class A common stock issuable upon exchange of the Operating Subsidiaries Units (and cancellation of corresponding shares of its Class B common stock) held or acquired by them, and (ii) RCS Capital Management, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require the Company to register under the Securities Act any equity-based awards granted to RCS Capital Management under the equity plan.
Exchange Agreement. RCAP Holdings entered into an exchange agreement with the Company under which RCAP Holdings has the right, from time to time, to exchange its Operating Subsidiaries Units for shares of Class A common stock of the Company on a one-for-one basis. Pursuant to the exchange agreement, the parties have agreed to preserve their relative ownership of the Class A common stock, Class B common stock, Class A Units of the Operating Subsidiaries and Class B Units of the Operating Subsidiaries and, accordingly, that the transfer of units of an Operating Subsidiary to a transferee thereof shall be accompanied by the simultaneous transfer of an equal number of the same class, series or type of units of the other Operating Subsidiaries to such transfer. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock will be canceled. Any such exchange by RCAP Holdings will result in dilution of the economic interests of the Company's public stockholders.

RCS Capital Corporation and Subsidiaries
December 31, 2013

If RCAP Holdings exchanges its Operating Subsidiaries Units for shares of the Company's Class A common stock, the Company's membership interests in the Operating Subsidiaries will be correspondingly increased and RCAP Holdings' corresponding shares of Class B common stock will be canceled. Because each share of Class B common stock initially will entitle the holder thereof to four votes, whereas each share of Class A common stock offered hereby will entitle the holder thereof to one vote, and because each share of Class A common stock issued to RCAP Holdings upon exchange of its Operating Subsidiaries Units will correspond to the cancellation of one share of Class B common stock held by RCAP Holdings, an exchange of one Operating Subsidiaries Unit for one share of Class A common stock will decrease the voting power of RCAP Holdings by three votes and consequently increase the voting power of the public stockholders; provided, however, that the Company's certificate of incorporation provides that so long as any of its Class B common stock remains outstanding, the holders of its Class B common stock always will have a majority of the voting power of its outstanding common stock, and thereby control the Company. The percentages of voting power in the Company will change accordingly.
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
Tax Receivable Agreement. The Company entered into a tax receivable agreement with RCAP Holdings requiring the Company to pay to RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that the Company realizes (or is deemed to realize upon early termination of the tax receivable agreement or change of control) as a result of the increases in tax basis of its tangible and intangible assets created by RCAP Holdings' exchanges of its Operating Subsidiaries Units for shares of Class A common stock (with a cancellation of its corresponding shares of the Company's Class B common stock) pursuant to the exchange agreement. Cash payments pursuant to the tax receivable agreement will be the Company's obligation. The initial public offering did not generate tax benefits and did not require payments pursuant to this agreement. In general, the Company's payments under the tax receivable agreement will not be due until after the Company has filed its tax returns for a year in which the Company realizes a tax benefit resulting from an exchange; however, the timing of payments could be accelerated upon an early termination of the tax receivable agreement or change in control which could require payment prior to the Company's ability to claim the tax benefit on its tax returns. Furthermore, RCAP Holdings will not be required to reimburse the Company for any payments previously made under the tax receivable agreement even if the IRS were to successfully challenge the increase in tax basis resulting from an exchange and, as a result, increase the Company's tax liability. The accelerated timing of payments and the increase in the Company's tax liability without reimbursement could affect the cash available to it and could impact its ability to pay dividends.
AR Capital Real Estate Income Fund. As of December 31, 2013, RCS Advisory and Realty Capital Securities had investments in the AR Capital Real Estate Income Fund, an equity mutual fund managed by a related party, of $8.5 million and $5.9 million, respectively. As of December 31, 2012, RCS Advisory and Realty Capital Securities had no such investments.
12. Segment Reporting
The Company operates through its three Operating Subsidiaries in four principal segments: Wholesale Broker-Dealer; Transaction Management; Investment Banking and Capital Markets; and Transfer Agent. Realty Capital Securities, the Company's Wholesale Broker-Dealer segment, includes the Company's alternative investment program activities and is the distributor or dealer manager for proprietary and non-proprietary publicly registered non-exchange traded ("non-traded") securities and for an open-end mutual fund. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital Securities distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States.
Transaction Management is provided by RCS Advisory whose activities support the alternative investment programs distributed by Realty Capital Securities. These activities include: services related to offering registration and blue sky filings; regulatory advice; registration maintenance; transaction management; marketing support; due diligence support; events; training and education; conference management; and strategic advice.

RCS Capital Corporation and Subsidiaries
December 31, 2013

The Investment Banking and Capital Markets segment is a division of Realty Capital Securities and includes the Company's strategic advisory and capital markets services focused, in part, on the direct investment program industry. Activities related to the Investment Banking and Capital Markets segment include: corporate strategic planning and advice; and sourcing, structuring and maintaining debt finance and derivative arrangements.
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

The following table presents the Company's net revenues, expenses and income before taxes by segment for the years ended December 31, 2013, 2012 and 2011(in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Wholesale broker-dealer:
Revenues	$802,965	$286,572	$174,729
Expenses	757,792	280,085	170,987
Income	$45,173	$6,487	$3,742
Transaction management:
Revenues	$24,367	$—	$—
Expenses	14,517	—	—
Income	$9,850	$—	$—
Investment banking and capital markets:
Revenues	$47,884	$925	$—
Expenses	5,107	—	—
Income	$42,777	$925	$—
Transfer agent:
Revenues	$12,558	$—	$—
Expenses	9,588	—	—
Income	$2,970	$—	$—

Revenue reconciliation
Total revenues for reportable segments	$887,774	$287,497	$174,729
Intercompany revenues	(1,279)	—	—
Total revenues	$886,495	$287,497	$174,729

Income reconciliation
Total income for reportable segments	$100,770	$7,412	$3,742
Corporate and other expenses	(218)	—	—
Income before income taxes	$100,552	$7,412	$3,742

RCS Capital Corporation and Subsidiaries
December 31, 2013

The following table presents the Company's total assets by segment as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Segment assets:
Wholesale broker-dealer	$32,058	$15,286
Transaction management	20,211	—
Investment banking and capital markets	46,529	925
Transfer agent	8,618	—
Total assets for reportable segments	$107,416	$16,211

Assets reconciliation:
Total assets for reportable segments	$107,416	$16,211
Other assets	3,711	—
Total consolidated assets	$111,127	$16,211
13. Subsequent Events
Pending Acquisitions
Cetera Financial Group ("Cetera")
Formed in 2010 through the purchase of three ING Groep N.V., broker-dealers, Cetera Financial Holdings, Inc. ("Cetera") is a financial services holding company that provides independent broker-dealer services and investment retail advice through four distinct independent broker-dealer platforms: Cetera Advisors LLC, Cetera Advisor Networks LLC, Cetera Financial Institutions LLC and Cetera Financial Specialists LLC.
On January 16, 2014, the Company entered into the Cetera merger agreement with Cetera. Pursuant to the terms and subject to the conditions set forth in the Cetera merger agreement, a wholly owned subsidiary of the Company will merge with and into Cetera, with Cetera surviving the merger as the Company's subsidiary.
The Company will pay aggregate estimated consideration of $1.15 billion in cash including assumed debt, subject to certain adjustments. In January 2014, the Company paid $55.0 million into escrow related to the purchase of Cetera. If the Cetera merger does not close, the Company may be obligated to pay Cetera a $75 million termination fee.
Barclays Commitment Letter
Concurrently with the execution of the Cetera merger agreement, the Company, RCS Capital Management, LLC (collectively, the “RCS Companies”), entered into a commitment letter (the “Commitment Letter”) with Barclays Bank PLC (“Barclays”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Bank of America, N.A. (“Bank of America” and, together with Merrill Lynch and Barclays, the “Commitment Parties”). The Commitment Letter provides for a commitment by Barclays and Bank of America to each provide 50% of (i) a $550.0 million senior secured first lien term loan facility (the “First Lien Term Facility”), (ii) a $25.0 million senior secured first lien revolving credit facility (the “Revolving Facility”) and (iii) a $150.0 million senior secured second lien term loan facility (the “Second Lien Term Facility” and, together with the First Lien Term Facility, the “Term Facilities”). The proceeds of the Term Facilities will be used by the Company to pay a portion of the consideration to be paid in the Cetera Merger, to refinance existing indebtedness of Cetera and the RCS Companies and to pay related fees and expenses. The proceeds of the Revolving Facility will be used following the closing of the Cetera Merger for permitted capital expenditures, to provide for the ongoing working capital requirements of the Company and its subsidiaries following the Cetera merger and for general corporate purposes. The commitments of the Commitment Parties under the Commitment Letter are subject to certain conditions, including potential reductions of the commitments under the First Lien Term Facility if certain pending acquisitions contemplated by the Company are not consummated, the absence of a Company Material Adverse Effect (as defined in the Commitment Letter), the negotiation of definitive documentation, concurrent investments in the borrower of debt or equity from additional investors and other customary closing conditions.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Luxor Commitment Letter
On January 16, 2014, and in connection with the entry into the Cetera Merger Agreement, the Company and RCAP Holdings entered into a commitment letter (the “Luxor Commitment Letter”) with Luxor Capital Group, LP (“Luxor”). The Luxor Commitment Letter provides for a commitment by Luxor to purchase, subject to modification in certain circumstances as set forth in the Luxor Commitment Letter, (i) $120.0 million of Convertible Notes (the “Convertible Notes”), (ii) $270.0 million of Convertible Preferred Securities (the “Convertible Preferred Securities”) and (iii) up to $50.0 million in common stock (the “Common Stock”, together with the Convertible Notes and the Convertible Preferred Securities, the “Subject Securities”). The Common Stock purchase is subject to the consummation of a follow-on public offering by the Company that satisfies certain minimum proceeds thresholds. Certain of the Subject Securities will be acquired by Luxor at a discount to their face amount, as set forth in the Luxor Commitment Letter. As a condition to entering into the Luxor Commitment Letter, Luxor has the right to designate an independent director to the Board of Directors of the Company. The proceeds from the Luxor Commitment Letter will be used by the Company to pay a portion of the consideration to be paid in the Cetera Merger, to refinance existing indebtedness of Cetera and the RCS Companies and to pay related fees and expenses. The commitments under the Luxor Commitment Letter are subject to certain conditions including the absence of a Company Material Adverse Effect (as defined in the Cetera Merger Agreement) and other customary closing conditions.
J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (collectively, “J.P. Turner”)
J.P. Turner is a retail broker-dealer and investment adviser with a concentration in the southeast United States. J.P. Turner also offers a variety of other investment services, including investment banking.
On January 16, 2014, the Company entered into the J.P. Turner purchase agreement with J.P. Turner. Pursuant to the terms and subject to the conditions set forth in the J.P. Turner purchase agreement, a wholly owned subsidiary of the Company will purchase all outstanding membership interests in J.P. Turner held by the sellers.
The Company will pay aggregate estimated consideration of $27.0 million, which will be 70% in cash and 30% in shares of the Company's Class A common stock, subject to certain adjustments and earn-outs.
First Allied Holdings Inc. ("First Allied")
First Allied is an independent broker dealer.
Pursuant to a merger agreement dated as of June 5, 2013, among RCAP Holdings, First Allied and the holders of all the equity capital of First Allied, First Allied was acquired by RCAP Holdings on September 25, 2013 for a total cost of $177.0 million, consisting of $145.0 million in merger consideration plus the assumption of $32.0 million of First Allied indebtedness.
On February 11, 2014, the Company entered into a non-binding letter of intent with RCAP Holdings to enter into a contribution agreement pursuant to which RCAP Holdings will contribute all its equity interests in First Allied to the Company. As consideration for this contribution, the Company has agreed to issue shares of the Company's Class A common stock to RCAP Holdings representing an amount of $207.5 million in the aggregate, and the Company expects to assume First Allied’s net liabilities upon consummation of the contribution.
Amendment to ICH Merger Agreement
On February 28, 2014, the ICH merger agreement was amended to, among other things (1) provide that ICH will merge with and into a wholly owned subsidiary of the Company, with the Company's subsidiary surviving the merger with the same corporate name as ICH, (2) provide that the ICH merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and (3) extend the date after which the parties can terminate the ICH merger agreement from April 30, 2014 (subject to extension as set forth in the ICH merger agreement) to July 31, 2014 (without any extension provisions).
RCS Capital Corporation Restructuring Transactions
On February 11, 2014, the Company entered into certain corporate restructuring transactions (the “Restructuring Transactions”) involving the Company, RCAP Holdings, the Company’s Operating Subsidiaries, and RCS Capital Management. The Company has entered into a series of agreements in connection with the Restructuring Transactions. The Company entered into the Restructuring Transactions to help simplify the Company’s corporate structure as the Company moves ahead with its recently announced acquisitions and related financings and strives to create the second-largest independent financial advice network in the United States.

RCS Capital Corporation and Subsidiaries
December 31, 2013

Amendment of Exchange Agreement
As an initial step in the Restructuring Transactions, on February 11, 2014, the Company entered into a First Amendment to the Exchange Agreement (the “Amendment”) with RCAP Holdings, the holder of (a) the Class B Units of each of the Operating Subsidiaries (collectively, the “Class B Operating Subsidiary Units”), and (b) all the outstanding shares of the Company’s Class B common stock, par value $0.001 per share (“Class B Common Stock”). The purpose of the Amendment was to amend the Exchange Agreement dated as of June 10, 2013 (as amended by the Amendment, the “Exchange Agreement”), between the Company and RCAP Holdings, so as to permit an exchange by RCAP Holdings of its Class B Operating Subsidiary Units for shares of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”), and the related cancellation of a corresponding number of shares of Class B Common Stock thereunder, to be treated as a contribution by RCAP Holdings of its equity interests in each of the Operating Subsidiaries to the Company in a transaction intending to qualify as tax-free under Section 351 of the United States Internal Revenue Code of 1986, as amended.
Exchange
On February 11, 2014, as part of the Restructuring Transactions, RCAP Holdings delivered a written notification (the “Exchange Request”) to the Company pursuant to the Exchange Agreement of RCAP Holdings’ election to exchange 23,999,999 Class B Operating Subsidiary Units for 23,999,999 shares of Class A Common Stock. Pursuant to the Exchange Request, the Company and RCAP Holdings waived the obligation under the Exchange Agreement to deliver an exchange notice with respect to the exchange at least 20 days in advance of the closing of the Exchange, as well as provisions in the Exchange Agreement with respect to the timing of the closing of the Exchange, which was consummated on February 11, 2014.
The Company issued the Class A Common Stock in the Exchange to RCAP Holdings in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). RCAP Holdings was an existing holder of the Class A Common Stock and the Class B Common Stock, and the Company did not, directly or indirectly, pay or give any commission or other remuneration to any party for soliciting the exchange. Pursuant to the Exchange Request, RCAP Holdings also delivered 23,999,999 shares of Class B Common Stock to the Company for cancellation concurrently with the closing of the exchange.
After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings holds 24,051,499 shares of Class A Common Stock and one share of Class B Common Stock, which entitles RCAP Holdings, in the aggregate, to 90.76% of the economic rights in the Company and 95.38% of the voting power of the Class A Common Stock and Class B Common Stock voting together as a single class. As a result, RCAP Holdings is entitled to both economic and voting rights and, therefore, no longer has a non-controlling interest in the Operating Subsidiaries of the Company.
Equity Plan
Following the Exchange, which was consummated on February 11, 2014, and the registration statement on Form S-8 filed with respect to the equity plan on February 19, 2014, as of February 19, 2014, 2,649,999 shares of Class A common stock may be granted pursuant to awards under the equity plan.
Formation of RCS Holdings
Also in connection with the Restructuring Transactions, the Company formed RCS Capital Holdings, LLC (“RCS Holdings”), a Delaware limited liability company, and, in connection therewith, entered into a Limited Liability Company Agreement of RCS Holdings dated as of February 11, 2014 (the “RCS Holdings LLC Agreement”), between the Company and RCS Capital Management.
In connection with the formation of RCS Holdings, on February 11, 2014, (a) the Company entered into a Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) with RCS Capital Management and RCS Holdings, pursuant to which the Company contributed to RCS Holdings 26,499,999 Class A Units of each of the Operating Subsidiaries (collectively, the “Class A Operating Subsidiary Units”) in exchange for 26,499,999 Class A RCS Holdings Units (as defined below), and (b) RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units of the Operating Subsidiaries (the “Operating Subsidiary LTIP Units”) in exchange for 1,325,000 RCS Holdings LTIP Units (as defined below), which RCS Holdings LTIP Units (as defined below) will be subject to the Amended OPP (as defined below).

RCS Capital Corporation and Subsidiaries
December 31, 2013

Pursuant to the RCS Holdings LLC Agreement, there are three authorized classes of equity interests in RCS Holdings, designated as “Class A Units” (“Class A RCS Holdings Units”), “Class C Units” (“Class C RCS Holdings Units) and “LTIP Units” (“RCS Holdings LTIP Units”). In connection with the execution of the RCS Holdings LLC Agreement and the Contribution and Exchange Agreement, 100% of the Class A RCS Holdings Units were issued to the Company and 100% of the RCS Holdings LTIP Units were issued to RCS Capital Management. The Class A RCS Holdings Units issued to the Company are fully vested, are not subject to any put and call rights, and entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation). The RCS Holdings LTIP Units issued to RCS Capital Management are structured as a profits interest in RCS Holdings with all the rights, privileges and obligations associated with Class A RCS Holdings Units, subject to certain exceptions, and do not have any voting rights. The RCS Holdings LTIP Units are subject to vesting, forfeiture and restrictions on transfers as provided in the Amended OPP (as defined below). Until such time as the RCS Holdings LTIP Units are fully earned in accordance with the provisions of the Amended OPP (as defined below), the RCS Holdings LTIP Units are entitled to distributions equal to 10% of the distributions on Class A RCS Holdings Units. After the RCS Holdings LTIP Units are fully earned they are entitled to a catch-up distribution and then the same distributions as Class A RCS Holdings Units. At the time RCS Capital Management’s capital account with respect to the RCS Holdings LTIP Units is economically equivalent to the Class A RCS Holdings Units, the RCS Holdings LTIP Units will automatically convert into Class C RCS Holdings Units on a one-to-one basis. The Class C RCS Holdings Units have the same economic rights, privileges and obligations associated with Class A RCS Holdings Units, but do not have any voting rights. The Class C RCS Holdings Units will be exchangeable at the holder’s option for shares of Class A Common Stock on a one-to-one basis. Pursuant to the RCS Holdings LLC Agreement, the Company, as the managing member of RCS Holdings, controls RCS Holdings’ affairs and decision making. Consequently, the Company is responsible for all the operational and administrative decisions and day-to-day management of the business of RCS Holdings.
Amended and Restated Limited Liability Company Agreements of the Operating Subsidiaries
Also in connection with the formation of RCS Holdings, on February 11, 2014, the Company and RCAP Holdings entered into an amendment and restatement of each of the existing limited liability company agreements of the Operating Subsidiaries (collectively, as so amended and restated, the “Operating Subsidiary LLC Agreements”). Pursuant to the Operating Subsidiary LLC Agreements, there are now only two authorized classes of equity interests in each of the Operating Subsidiaries (collectively, the “Operating Subsidiary Units”), designated as “Class A Units” and “Class B Units.” Following the execution of the Operating Subsidiary LLC Agreements, the Operating Subsidiaries no longer have classes of equity interests designated as “Class C Units” or “LTIP Units.” See "Amended and Restated 2013 Multi-Year Outperformance Agreement".
Pursuant to the Contribution and Exchange Agreement, 26,499,999, or 100%, of the Class A Operating Subsidiary Units were issued to RCS Holdings. Following the execution of the Operating Subsidiary LLC Agreements, the Class A Operating Subsidiary Units continue to entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation). Following the Exchange, one of each, or 100%, of the Class B Operating Subsidiary Units were held by RCAP Holdings. The Class B Operating Subsidiary Unit also continues to entitle the holder thereof to economic rights (including rights to dividends and distributions upon liquidation), but no voting rights; however, as there is only one Class B Operating Subsidiary Unit outstanding, RCAP Holdings has de minimis direct economic rights with respect to the Operating Subsidiaries.
Amended and Restated Services Agreement
On February 11, 2014, in connection with the Restructuring Transactions, the Company entered into an amendment and restatement of the existing Management Agreement dated as of June 10, 2013, among the Company, the Operating Subsidiaries and RCS Capital Management. Upon the amendment and restatement of such Management Agreement, it is now known as the Amended and Restated Services Agreement (the “Services Agreement”).
In the Services Agreement, RCS Holdings was added as a party thereto and service recipient thereunder, and the Operating Subsidiaries are no longer parties thereto but continue to be service recipients thereunder. In connection with such change, the fees payable to RCS Capital Management pursuant to the Services Agreement are now allocated between the Company and RCS Holdings based on any reasonable method determined by the Company’s independent directors, such as the relative value of the services provided during the relevant period or the relative amount of time spent by RCS Capital Management providing management services to RCS Holdings and the Operating Subsidiaries, on the one hand, and the Company, on the other hand.
The Services Agreement was also executed in order to clarify the services to be provided to the Company, RCS Holdings and the Operating Subsidiaries on a going-forward basis. In addition, the parties extended the expiration of the initial term of the Services Agreement from June 10, 2023 to June 10, 2033. During the initial term, the Company, together with RCS Holdings, may terminate the Services Agreement only for cause (as defined in the Services Agreement).

RCS Capital Corporation and Subsidiaries
December 31, 2013

In addition, the Services Agreement was executed in order to simplify the definition of the “Quarterly Fee” payable to RCS Capital Management and the definition of “Core Earnings” (a component used in calculating the incentive fee payable to RCS Capital Management). Pursuant to the revised definition of the Quarterly Fee, the Company, together with RCS Holdings, pays RCS Capital Management: (a) a quarterly fee in an aggregate amount equal to 10% of the Company’s pre-tax income calculated under U.S. (if such amount is a positive number), calculated and payable quarterly in arrears, subject to the Company’s U.S. GAAP pre-tax income being positive for the current and three preceding calendar quarters. Core Earnings is a non-GAAP measure and is now defined as the after-tax U.S. GAAP net income (loss) of the Company before the incentive fee plus non-cash equity compensation expense, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount may be adjusted to include one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between RCS Capital Management and the Company’s independent directors and after approval by a majority of the Company’s independent directors. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company’s Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) (X) the weighted average of the issue price per share (or deemed price per share) of the Company’s common stock of all of the Company’s cash and non-cash issuances of common stock from and after June 5, 2013, multiplied by (Y) the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company’s equity plan) in the case of this clause (Y), in the previous 12-month period, and (B) 8.0%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless the Company’s cash flows for the 12 most recently completed calendar quarters is greater than zero.
Amended and Restated 2013 Multi-Year Outperformance Agreement
On February 11, 2014, the Company, the Operating Subsidiaries, RCS Holdings and RCS Capital Management entered into the Amended and Restated 2013 Multi-Year Outperformance Agreement (the “Amended OPP”), which upon completion of the Restructuring Transactions superseded and replaced the 2013 Multi-Year Outperformance Agreement dated as of June 10, 2013 (the “Original OPP”), among the Company, the Operating Subsidiaries and RCS Capital Management. The Amended OPP provides that all the terms of award of RCS Holdings LTIP Units issued to RCS Capital Management pursuant to the Contribution and Exchange Agreement described above will be the same as previously applied under the Original OPP to the Operating Subsidiary LTIP Units that were contributed by RCS Capital Management to RCS Holdings, including without limitation the maximum award opportunity, the performance metrics, the performance measurement periods, and the vesting terms thereof. The sole purpose for entering into the Amended OPP was to facilitate the formation of RCS Holdings and simplify the Company’s structure by providing RCS Capital Management with RCS Holdings LTIP Units in lieu of Operating Subsidiary LTIP Units.
S-1 Filing
On February 13, 2014, the Company filed a Registration Statement on Form S-1 with the SEC relating to a proposed public offering of shares of Class A common stock of the Company (the “offering”). All the shares of Class A common stock included in the offering will be sold by the Company. Concurrently with the closing of the offering, the Company expects to complete a private offering (the “concurrent private offering”) to Luxor and the members of RCAP Holdings of shares of the Company’s Class A common stock at the public offering price per share. No discount or commission will be paid to the underwriters in connection with the concurrent private offering. The Company intends to use the net proceeds from the offering and the concurrent private offering to fund a portion of the cash consideration required for the pending acquisitions. The offering is not conditioned upon the closing of the pending acquisitions. If the pending acquisitions are not consummated, the Company intends to use the net proceeds from the offering for general corporate purposes, including additional acquisitions. There can be no assurance that any or all of the pending acquisitions will close.