Form 10-Q
period 2014-03-31
RCS Capital Corp
filed 2014-05-15
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant's Class A and Class B common stock on May 14, 2014 was 28,317,237 shares and one share, respectively.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares presented at par value)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents (includes restricted cash of $55,000 and $0, respectively)	$100,421	$45,744
Available-for-sale securities	6,318	8,528
Investment securities	6,558	5,874
Receivables:
Selling commission and dealer manager fees
Due from related parties	2,240	1,072
Due from non-related parties	—	21
Reimbursable expenses
Due from related parties	11,741	18,772
Due from non-related parties	528	584
Investment banking fees (related party)	1,504	21,420
Due from RCAP Holdings and other related parties	1,005	7,156
Property and equipment (net of accumulated depreciation $249 and $198, respectively)	569	458
Prepaid expenses and other assets	11,581	1,372
Deferred income tax asset (net)	877	126
Deferred offering costs and financing fees	3,028	—
Total assets	$146,370	$111,127

Liabilities and Stockholders' Equity
Accounts payable	$9,050	$4,695
Accrued expenses:
Due to related parties	3,494	5,894
Due to non-related parties	19,362	16,736
Payable to broker-dealers	8,666	1,259
Deferred revenue (related party)	1,877	2,567
Dividends payable	5,121	450
Total liabilities	47,570	31,601
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 28,317,237 issued and outstanding as of March 31, 2014, and 100,000,000 shares authorized, 2,500,000 issued and outstanding as of December 31, 2013	27	3
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of March 31, 2014, and 100,000,000 shares authorized, 24,000,000 issued and outstanding as of December 31, 2013	—	24
Additional paid-in capital	91,216	43,376
Accumulated other comprehensive loss	(85)	(46)
Retained earnings	—	1,499
Total stockholders' equity	91,158	44,856
Non-controlling interest	7,642	34,670
Total liabilities and equity	$146,370	$111,127

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Selling commissions:
Related party products	$92,420	$124,559
Non-related party products	157	9,174
Dealer manager fees:
Related party products	44,438	72,817
Non-related party products	72	4,575
Investment banking advisory services (related party products)	31,732	3,490
Transfer agency revenue (related party products)	3,386	579
Services revenue:
Related party products	8,100	2,500
Non-related party products	81	191
Reimbursable expenses:
Related party products	6,051	731
Non-related party products	30	10
Other	738	5
Total revenues	187,205	218,631

Expenses:
Third-party commissions:
Related party products	92,420	124,561
Non-related party products	157	9,174
Third-party reallowance:
Related party products	13,992	19,023
Non-related party products	29	1,502
Internal commissions, payroll and benefits	30,834	27,771
Conferences and seminars	6,018	5,005
Travel	2,164	1,221
Marketing and advertising	2,881	1,460
Professional fees:
Related party expense allocations	683	233
Non-related party expenses	1,978	597
Data processing	1,872	451
Quarterly fee	1,782	—
Transaction costs	6,717	—
Outperformance bonus	7,150	—
Other related party expense allocations	671	737
Other non-related party expenses	1,957	149
Total expenses	171,305	191,884
Income before taxes	15,900	26,747
Provision for income taxes	3,244	—
Net income	12,656	26,747
Less: net income attributable to non-controlling interests	8,864	26,747
Net income attributable to RCS Capital Corporation	$3,792	$—
Per Share Data
Net income per share attributable to RCS Capital Corporation (Note 9)
Basic and diluted	$0.22

Weighted-average basic and diluted shares	15,566,830
Cash dividend declared per common share	$0.18

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$12,656	$26,747
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	416	—
Total other comprehensive income, net of tax	416	—
Total comprehensive income	13,072	26,747
Less: Net comprehensive income attributable to non-controlling interests	9,319	26,747
Net comprehensive income attributable to RCS Capital Corporation	$3,753	$—

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par value	Number of Shares	Par value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interest	Stockholders' Equity and Non-controlling Interest
Balance, December 31, 2013	2,500,000	$3	24,000,000	$24	$43,376		$1,499	$(46)	$44,856	$34,670	$79,526

Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	502
Net income	—	—	—	—	—		917	—	917	8,840	9,757
Balance, February 10, 2014	2,500,000	3	24,000,000	24	43,376		2,416	1	45,820	44,175	89,995

Exchange Transaction	23,999,999	24	(23,999,999)	(24)	44,676	(a)	—	—	44,676	(43,473)	1,203
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	6,940	6,940
Restricted stock awards	1,817,238	—	—	—	8,261		(5,291)	—	2,970	—	2,970
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(86)	(86)	—	(86)
Net income	—	—	—	—	—		2,875	—	2,875	24	2,899
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(24)	(24)
Dividend equivalents on restricted stock	—	—	—	—	(327)		—	—	(327)	—	(327)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		—	—	(4,770)	—	(4,770)
Balance March 31, 2014	28,317,237	$27	1	$—	$91,216		$—	$(85)	$91,158	$7,642	$98,800
_____________________
(a) Includes deferred tax impact of $1.2 million due to the Exchange Transaction.

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,656	$26,747

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51	34
Equity-based compensation	10,120	—
Deferred income taxes	(751)	—
Loss on the sale of available-for-sale securities	91	—
Deferred income tax on the unrealized gain of available-for-sale	(328)	—
Change in fair value of investment securities	(590)	—
Deferred income tax due to Exchange Transaction	1,203	—

Increase (decrease) resulting from changes in:
Receivables:
Selling commissions and dealer manager fees:
Due from related parties	(1,168)	(3,044)
Due from non-related parties	21	(319)
Reimbursable expenses
Due from related parties	7,031	(1,025)
Due from non-related parties	56	(345)
Investment banking fees (related party)	19,916	(6,645)
Due from RCAP Holdings and related parties	6,151	(740)
Prepaid expenses and other assets	(167)	(1,890)
Accounts payable	4,355	(21)
Accrued expenses:
Due from related parties	(2,400)	541
Due from non-related parties	2,626	10,218
Payable to broker-dealers	7,407	5,603
Deferred revenue (related party)	(690)	3,795
Net cash provided by operating activities	65,590	32,909

Cash flows from investing activities:
Purchases of available-for-sale securities	(137)	—
Proceeds from the sale of available-for-sale securities	3,000	—
Purchases of investment securities	(94)	—
Purchase of property and equipment	(162)	(292)
Other assets	(10,042)	—
Net cash used in investing activities	(7,435)	(292)

Cash flows from financing activities:
Distributions	—	(649)
Dividends paid	(450)	—
Deferred offering costs and financing fees	(3,028)	(902)
Net cash used in financing activities	(3,478)	(1,551)

Net increase in cash	54,677	31,066
Cash and cash equivalents, beginning of period	45,744	12,683
Cash and cash equivalents, end of period	$100,421	$43,749

Non-cash disclosures:
Dividends declared but not yet paid	$5,121	$—

See Notes to Unaudited Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

1. Organization and Description of the Company
RCS Capital Corporation (the "Company") is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was initially formed to hold the following subsidiaries (together known as the "Operating Subsidiaries") and to grow business lines under such Operating Subsidiaries:

•
Realty Capital Securities, LLC ("Realty Capital Securities"), a wholesale broker-dealer registered with the U.S. Securities and Exchange Commission (the "SEC") and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). Realty Capital Securities also provides investment banking advisory services and capital markets services;

•	RCS Advisory Services, LLC ("RCS Advisory"), a transaction management services business; and

•	American National Stock Transfer, LLC ("ANST"), an SEC-registered transfer agent.
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
Upon completion of the reorganization and the IPO, the Company became the managing member of the Operating Subsidiaries and the Company assumed the exclusive right to manage and conduct the business and affairs of the Operating Subsidiaries and to take any and all actions on their behalf in such capacity. As a result, the Company consolidates the financial results of the Operating Subsidiaries with its own financial results. Net profits and net losses of the Operating Subsidiaries were allocated to their members pro rata in accordance with the respective percentages of their membership interests in the Operating Subsidiaries. Because the Company and the Operating Subsidiaries were under common control at the time of reorganization, the Company's acquisition of control of the Operating Subsidiaries was accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of the Operating Subsidiaries have been included in the Company’s consolidated financial statements from the date of common control.
On February 11, 2014, the Company entered into certain corporate restructuring transactions (the “Restructuring Transactions”) involving the Company, RCAP Holdings, the Company’s Operating Subsidiaries, and RCS Capital Management, LLC ("RCS Capital Management") to help simplify the Company’s corporate structure.
As an initial step in the Restructuring Transactions, on February 11, 2014, the Company entered into a First Amendment to the Exchange Agreement (the “Amendment”) with RCAP Holdings. The purpose of the Amendment was to amend the Exchange Agreement dated as of June 10, 2013 so as to permit an exchange by RCAP Holdings of its Class B Operating Subsidiary Units for shares of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”), and the related cancellation of a corresponding number of shares of Class B Common Stock.
On February 11, 2014, as part of the Restructuring Transactions, RCAP Holdings elected to exchange 23,999,999 Class B Operating Subsidiary Units for 23,999,999 shares of Class A Common Stock. After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings held 24,051,499 shares of Class A Common Stock and one share of Class B Common Stock, which entitles RCAP Holdings, in the aggregate, to 90.76% of the economic rights in the Company and 95.38% of the voting power of the Class A Common Stock and Class B Common Stock voting together as a single class. As a result, RCAP Holdings is entitled to both economic and voting rights.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Also in connection with the Restructuring Transactions, the Company formed RCS Capital Holdings, LLC (“RCS Holdings”), a Delaware limited liability company. In connection with the formation of RCS Holdings, on February 11, 2014, (a) the Company entered into a Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) with RCS Capital Management and RCS Holdings, pursuant to which the Company contributed to RCS Holdings 26,499,999 Class A Units of each of the Operating Subsidiaries (collectively, the “Class A Operating Subsidiary Units”) in exchange for 26,499,999 Class A RCS Holdings Units (as defined below), and (b) RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units of the Operating Subsidiaries (the “Operating Subsidiary LTIP Units”) in exchange for 1,325,000 RCS Holdings LTIP Units.
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
SK Research, LLC ("SK Research") was organized in Delaware in March 2014. On March 10, 2014, the Company announced the hiring of due diligence and research professionals Todd D. Snyder and John F. Kearney, formerly of Snyder Kearney, LLC as part of a previously announced initiative to launch a new division of RCAP’s research platform, dedicated to alternative investment programs. SK Research will provide focused intelligence and due diligence on non-traditional investment products. The Company has made an upfront payment to acquire the rights to use the business name and web-based publications of Messrs. Snyder and Kearney and certain related fixed assets. The Company has also entered into employment agreements with Messrs. Snyder and Kearney and with certain members of their team.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Recent and Pending Acquisitions
During late 2013 and during the three months ended March 31, 2014 the Company entered into agreements with respect to the following acquisitions. The acquisition of Cetera Financial Holdings, Inc. ("Cetera") has been completed and other acquisitions are pending.
Cetera
On April 29, 2014, the Company completed the previously announced $1.15 billion acquisition of Cetera, a financial services holding company that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors, Cetera Advisor Networks, Cetera Financial Institutions and Cetera Financial Specialists. The Company operates Cetera independently of the Company’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and has Cetera function as a separate business unit alongside the Company’s existing operating subsidiaries. The acquisition, including related transaction expenses, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan, the issuance of $120.0 million convertible notes and $270.0 million of convertible preferred securities, all as described in further detail below, and cash on hand.
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
The Bank Facilities
Concurrently with the closing of the Cetera acquisition agreement, the Company entered into the following facilities with the banks (i) a $575.0 million senior secured first lien term loan facility (the “First Lien Term Facility”) having a term of five years, (ii) a $25.0 million senior secured first lien revolving credit facility (the “Revolving Facility”) having a term of three years (which was not drawn down at closing) and (iii) a $150.0 million senior secured second lien term loan facility (the “Second Lien Term Facility” having a term of seven years and, together with the First Lien Term Facility, the “Term Facilities”). The loans under the Term Facilities were funded on April 29, 2014 in connection with the Cetera acquisition. The gross proceeds of the Term Facilities were used by the Company to pay a portion of the consideration paid in the Cetera Merger, to refinance existing indebtedness of Cetera and the RCS Companies and to pay related fees and expenses. The proceeds of the Revolving Facility will be used following the closing of the Cetera Merger for permitted capital expenditures, to provide for the ongoing working capital requirements of the Company and its subsidiaries following the Cetera merger and for general corporate purposes.
Luxor Securities
On April 29, 2014, also in connection with the closing of the Cetera acquisition, the Company issued $120.0 million (face amount) of 5.0% Convertible Notes (the “Convertible Notes”) at a price of $666.67 per $1,000.00 of par value, for gross proceeds to the Company upon issuance of $80.0 million and $270.0 million (aggregate liquidation preference) of 7.0% convertible preferred stock to Luxor at a price of 88.89% of the liquidation preference per share, for gross proceeds to the Company upon issuance of $240.0 million.
Hatteras Funds Group ("Hatteras")
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
The aggregate estimated consideration to be paid is $40.0 million in cash, subject to certain adjustments, and an earn-out calculated and payable based on 150% of the consolidated pre-tax net operating income generated by Hatteras in (i) the fiscal year ended December 31, 2016; and (ii) the fiscal year ended December 31, 2018.
Investors Capital Holdings, Ltd. ("ICH")
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
March 31, 2014

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
Summit Financial Services Group ("Summit")
Summit is a public company with its common stock listed on the OTC Markets Group, Inc. under the symbol “SFNS” that has financial advisors providing securities brokerage and investment retail advice in the United States.
On November 16, 2013, the Company entered into a merger agreement with Summit. Pursuant to the terms and subject to the conditions set forth in the merger agreement, as amended on March 17, 2014, Summit will merge with and into a wholly owned subsidiary of the Company, with the subsidiary surviving the merger with the same corporate name as Summit.
The Company will pay aggregate estimated consideration of $49.0 million, of which approximately no more than 80% will be in cash and no less than 20% will be in shares of the Company's Class A common stock. The number of shares of the Company's Class A common stock to be delivered by the Company will be determined based on the volume weighted average closing sale price per share of the Company's Class A common stock for the ten consecutive trading days ending on the second trading day immediately prior to the closing of the Summit acquisition, up to a maximum of $28.00 per share. In addition, Summit shareholders will receive cash contributed by Summit from payments received by Summit in respect of option or warrant exercises and distributions of normalized net capital in an amount determined in accordance with a formula set forth in the Summit merger agreement. The Summit merger agreement also entitles the holders of shares of Summit common stock to the pro rata portion of any tax refunds received by the Company as a result of certain net operating losses incurred by Summit with respect to its stub 2014 tax year and certain prior tax years.
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
First Allied Holdings Inc. ("First Allied")
First Allied is an independent broker-dealer with financial advisors in branch offices across the United States.
First Allied was acquired by RCAP Holdings through a merger transaction on September 25, 2013 for an effective cost of $177.0 million, consisting of $145.0 million in merger consideration (including exchangeable notes issued by RCAP Holdings, which we refer to as the First Allied notes, in the initial aggregate principal amount of $26.0 million) paid to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied, which we refer to as the First Allied indebtedness, outstanding immediately following consummation of the merger.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

On April 3, 2014, the Company entered into the First Allied contribution agreement with RCAP Holdings, pursuant to which RCAP Holdings will contribute all its equity interests in First Allied to the Company. As consideration for the contribution, 11,264,929 shares of the Company's Class A common stock are issuable to RCAP Holdings. The number of shares to be issued as consideration was determined based on a value of $207.5 million for the equity of First Allied and the volume weighted average price, or VWAP, of the Company's Class A common stock on January 15, 2014, the day prior to the announcement of the Cetera merger agreement. The value of $207.5 million for the equity of First Allied established by our board of directors in January 2014 was determined as the effective cost to RCAP Holdings for First Allied of $177.0 million (consisting of $145.0 million in merger consideration (including First Allied notes) paid by RCAP Holdings to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied outstanding immediately following consummation of the merger), minus indebtedness (net of cash) of First Allied of $7.0 million plus a carrying cost of $37.5 million. The value of the shares of Class A common stock to be issued by us as consideration in the First Allied acquisition is $373.4 million, based on the closing price for our Class A common stock of $33.15 per share on May 14, 2014. Accordingly, the effective cost to us for the First Allied acquisition will be $407.2 million (including $33.8 million of First Allied indebtedness and assuming a closing price for our Class A common stock of $33.15 per share on the date of consummation of the contribution), which is $230.2 million more than the effective cost to RCAP Holdings for First Allied in September 2013 under the terms of the original First Allied merger agreement.
In addition, immediately following consummation of the contribution, $33.8 million of First Allied indebtedness is expected to be outstanding. The First Allied indebtedness is on the same terms now as it was immediately following the closing of the acquisition of First Allied by RCAP Holdings under the original First Allied merger agreement. Under the terms of the bank facilities the Company entered into in connection with the closing of the Cetera financings on April 29, 2014, it is an event of default under the bank facilities if First Allied does not repay this outstanding indebtedness by July 28, 2014. Following the repayment of the outstanding First Allied indebtedness, the Company's obligations under the bank facilities will also be guaranteed, subject to certain exceptions, by First Allied and each of First Allied's direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory, ANST and SK Research. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and Article 8 of Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results.
Reclassifications
Certain reclassifications have been made to the prior period statement of cash flows to conform to the current year presentation.
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
Cash and cash equivalents
Cash and cash equivalents include all highly liquid instruments purchased with original maturities of 90 days or less. Cash and cash equivalents as of March 31, 2014 also includes $55.0 million that the Company paid into escrow related to the purchase of Cetera. The escrow was released on April 29, 2014 in connection with the completion of the acquisition of Cetera. The Company had $100.8 million and $45.2 million in cash balances as of March 31, 2014 and December 31, 2013, respectively, that were in excess of the FDIC insured limits.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
Prepaid expenses and other assets
Prepaid expenses and other assets include prepaid assets and intellectual property.
Deferred offering costs and financing fees
The Company incurs expenses in connection with registering and issuing debt and equity securities to finance its pending acquisitions. For debt issuances, direct costs are deferred until the debt is issued at which point they will be amortized over the contractual terms of the debt using the effective interest rate method. For equity issuances, direct costs are deferred until the equity is issued at which point they will be shown as a reduction of our pending securities offering proceeds in additional paid-in capital.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
Realty Capital Securities receives selling commissions and dealer manager fees from related party and non-related party sponsors for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. Realty Capital Securities generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, all of which are redistributed as third-party commissions, in accordance, with industry practices. Commission percentages are generally established in the issuers' offering documents leaving Realty Capital Securities no discretion as to the payment of third-party commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
Realty Capital Securities, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of non-traded securities. Realty Capital Securities contracts directly with independent broker-dealers and registered investment advisers to solicit share subscriptions. The non-traded securities are offered on a "best efforts" basis and Realty Capital Securities is not obligated to underwrite or purchase any shares for its own account. Realty Capital Securities generally receives up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through registered investment advisers. Realty Capital Securities has sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowance are recorded on a trade date basis as securities transactions occur.
The Company analyzes contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from suppliers. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including Realty Capital Securities' position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that our suppliers bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, the Company concluded that the gross basis of accounting for its commission and fee revenues is appropriate.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

During the year ended December 31, 2013, the Company modified its approach with respect to revenues derived from the sale of securities purchased through fee-based advisors by reducing to zero the fees charged on sales through the registered investment adviser channel (the “RIA channel”). The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7.0% selling commission we received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3%) and the 7.0% selling commission was charged against the amount invested through the RIA channel, and the Company retained the amount of the 7.0% selling commission charged against the investor’s purchase price. After the change, the Company no longer receives any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3.0%) of the amount invested in connection with sales through the RIA channel. This modified business practice did not constitute a change in accounting policy.
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
Share-based compensation
During the three months ended March 31, 2014, the Company granted restricted stock awards to certain employees under the RCS Capital Corporation Equity Plan which provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards which are subject to forfeiture until vested. The Company recognizes the expense in internal commissions, payroll and benefits expense in the consolidated statement of income on a straight line basis for these awards over the vesting period that ranges from 3 to 4 years based on grant date fair value of the awards.
During the three months ended March 31, 2014, the Company also granted restricted stock awards to certain employees of related parties under the RCS Capital Corporation Equity Plan for services performed on behalf of the Company during prior periods. The Company recognizes the entire charge for these awards immediately in retained earnings as a dividend with an offset to additional paid-in capital. These awards are for services already performed and are subject to vesting of 4 years.
A related party granted restricted stock awards with vesting provisions related to continued employment of the grantees at the Company to certain employees of the Company for services performed by Company employees on behalf of such related party. The Company recognizes compensation expense on for these awards over the vesting period that ranges from 3 to 5 years and remeasures the fair value of the awards at each reporting date, at which time the amortization of the award is adjusted. The offset to internal commissions, payroll and benefits expense is reflected as a capital contribution in additional paid-in capital.
Marketing and Advertising
The Company expenses the cost of marketing and advertising as incurred.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Income Taxes
The Company files standalone federal and state income tax returns. Realty Capital Securities, ANST and RCS Advisory are treated as disregarded entities up to the date of reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes thereafter. All income and expense earned by Realty Capital Securities, ANST and RCS Advisory flowed through to their owner through the date of reorganization and to their partners. This includes the Company, who was a 9.4% owner of these partnerships, from the date of reorganization to the date of the Restructuring Transactions. After the date of the Restructuring Transactions, the Company is an owner of all but a de minimis amount of these partnerships. Income tax expense from operations and investments of Realty Capital Securities, ANST and RCS Advisory is not incurred by Realty Capital Securities, ANST and RCS Advisory but is reported by their owner through the date of reorganization and by their partners thereafter.
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
Reportable Segments
The Company’s internal reporting is organized into five segments through its four Operating Subsidiaries, as follows:

•	Realty Capital Securities, under two business lines:

◦	Wholesale Broker-Dealer; and

◦	Investment Banking and Capital Markets

•	RCS Advisory providing transaction management services

•	ANST providing transfer agency services

•	SK Research providing focused intelligence and due diligence on non-traditional investment products
Recently Issued Accounting Pronouncements
The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company's consolidated financial position or results of operations.
3. Off-Balance Sheet Risk and Concentrations
The Company is engaged in various trading, brokerage activities and capital raising with counterparties primarily including broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company’s policy to review, as necessary, the credit standing of each counterparty. As of March 31, 2014, the Company had 56% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in four related party direct investment programs, and 84% of the total commissions and dealer manager fees receivable concentrated in two related party direct investment programs. As of December 31, 2013, the Company had 63% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in one related party direct investment program, and 93% of the total commissions and dealer manager fees receivable concentrated in three related party direct investment programs.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
4. Available-for-Sale Securities
The following table presents information about the Company's available-for-sale securities as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Fair value at December 31, 2013	Purchases(1)	Sales	Realized loss	Unrealized gains(2)	Fair value	Cost
March 31, 2014
Mutual funds	$8,528	$137	$3,000	$91	$744	$6,318	$6,084
_____________________________
(1) Includes purchases under dividend reinvestment programs.
(2) This amount represents the change in the unrealized gain or loss for three months ended March 31, 2014. The Company had no realized or unrealized gain or losses during the three months ended March 31, 2013. The amount excludes the deferred income tax benefit (provision).
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
The Company's available-for-sale and investment securities trade in active markets and therefore, due to the availability of quoted market prices in active markets are classified as Level 1 in the fair value hierarchy. As of March 31, 2014, the fair value of the available-for-sale and investment securities was $6.3 million and $6.6 million, respectively. As of December 31, 2013, the fair value of the available-for-sale and investment securities was $8.5 million and $5.9 million, respectively.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2014. The Company had no available for sale or investment securities during the three months ended March 31, 2013.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

6. Income Taxes
As of March 31, 2014 and December 31, 2013, the Company had deferred tax assets of $1.0 million and $0.1 million, respectively. Current deferred tax assets consisted primarily of deferred revenues which are included in taxable income currently. As of March 31, 2014 the Company had deferred tax liabilities of $0.1 million. As of December 31, 2013, the Company had no deferred tax liabilities.
In accordance with Accounting Standards Codification ("ASC") Topic No. 270, Interim Reporting ("Topic No. 270"), and ASC Topic No. 740, Income Taxes ("Topic No. 740"), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. However, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that "the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate" and allows for its use in the current interim period. For the three months ended March 31, 2014, the effective rate is less than 40% because pretax income includes non-controlling interest (90.6%) of the Operating Subsidiaries, with the remainder, 9.4%, taxable to the Company until February 11, 2014 (the date of the Restructuring Transactions). For the three months ended March 31, 2014, the Company’s effective tax rate, excluding the effect of non-controlling interest, was 46.1% based on the projected annual effective tax rate excluding non-controlling interest.
The Company believes that, as of March 31, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of March 31, 2014.
The Company will file tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company will be open to audit under the statute of limitations by the Internal Revenue Service for 2013 and 2014.  The Company or its subsidiaries' state income tax returns will be open to audit under the statute of limitations for 2010 to 2014.
During the three months ended March 31, 2013, Realty Capital Securities, RCS Advisory and ANST as limited liability companies they were not subject to income taxes, and accordingly, they did not record income tax expense (benefit).
7. Commitments and Contingencies
Leases — Realty Capital Securities leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Future annual minimum rental payments due (inclusive of the commitments of Cetera, which was acquired on April 29, 2014) are as follows (in thousands):

12 months ended March 31,
2015	$4,297
2016	4,295
2017	4,185
2018	3,908
2019	2,815
Thereafter	6,691
Total	$26,191
Legal Proceedings — The Company and the Operating Subsidiaries are involved in legal proceedings from time to time arising out of their business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot estimate the possible loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
Summit Litigation
Summit, its board of directors, the Company and a wholly owned subsidiary formed by the Company in connection with the Summit merger are named as defendants in two purported class action lawsuits (now consolidated) filed by alleged Summit shareholders on November 27, 2013 and December 12, 2013 in Palm Beach County, Florida challenging the Summit merger.  These lawsuits allege, among other things, that: (1) each member of Summit’s board of directors breached his fiduciary duties to Summit and its shareholders in authorizing the Summit merger; (2) the Summit merger does not maximize value to Summit shareholders; and (3) the defendants aided and abetted the breaches of fiduciary duty allegedly committed by the members of Summit’s board of directors.  These shareholder lawsuits seek class action certification and equitable relief, including an injunction against consummation of the Summit merger on the agreed-upon terms. On May 9, 2014, the plaintiff shareholders moved for leave to file an amended complaint under seal. The amended complaint asserts claims similar to those in the original complaint, adds allegations relating to amendment of the Summit merger agreement on March 17, 2014, and also challenges the adequacy of the disclosures in the registration statement related to the issuance of shares of our Class A common stock as consideration in the Summit acquisition, the background of the transaction, the fairness opinion issued to the Summit special committee, and Summit’s financial projections. The consolidated lawsuits seek class-action certification, equitable relief, including an injunction against consummation of the Summit acquisition on the agreed-upon terms, and damages.
8. Stockholders' Equity
As of March 31, 2014, the Company had the following classes of common stock:
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
After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings held 24,051,499 shares of Class A Common Stock and one share of Class B Common Stock, which entitles RCAP Holdings, in the aggregate, to 90.76% of the economic rights in the Company and 95.38% of the voting power of the Class A Common Stock and Class B Common Stock voting together as a single class. As a result, RCAP Holdings is entitled to both economic and voting rights.
On March 20, 2014, the Company’s Board of Directors authorized and the Company declared a cash dividend for the first quarter of 2014 for its Class A common stock. The cash dividend was paid on April 10, 2014 to record holders of the Company’s Class A common stock at the close of business on March 31, 2014 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the fourth quarter of 2014.
Class B Common Stock. As of March 31, 2014 RCAP Holdings owns one Class B Unit of each operating subsidiary and one share of the Company’s Class B common stock which entitles holders to four votes per share; provided, however, that the Company’s certificate of incorporation provides that so long as any of the Class B common stock remains outstanding, the holders of Class B common stock always will have a majority of the voting power of the Company’s outstanding common stock, and thereby control the Company. Class B common stock holders have no economic rights (including no rights to dividends and distributions upon liquidation).

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Equity Plan. The RCS Capital Corporation Equity Plan provides for the grant of stock options, stock appreciation rights, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include grants of shares of Class A common stock in payment of the amounts due under a plan or arrangement sponsored or maintained by the Company or an affiliate, including the Amended OPP) to individuals who are, as of the date of grant, non-executive directors, officers and other employees of the Company or its affiliates, to certain advisors or consultants of the Company or any of its affiliates who are providing services to the Company or the affiliate, or, subject the Services Agreement (as defined below) remaining in effect on the date of grant, to RCS Capital Management , LLC ("RCS Capital Management"), an entity under common control with RCAP Holdings, and individuals who are, as of the date of grant, employees, officers or directors of RCS Capital Management or one of its affiliates. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan was initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a diluted basis) at any time following such increase (subject to the registration of the increased number of available shares). Following the Restructuring Transactions (as described below) and the filing of a registration statement on Form S-8 with respect to the equity plan on February 19, 2014, 2,649,999 shares of Class A Common Stock may be granted pursuant to awards under the equity plan.
During the three months ended March 31, 2014, the Company's Board of Directors authorized the issuance of up to 1,823,000 restricted shares under the equity plan of which 1,640,559 were issued and had a weighted average grant date fair value of $37.51. During the three months ended March 31, 2014, 14,710 shares vested. The Company recognized $0.7 million of share-based compensation for the three months ended March 31, 2014 which was recorded in internal commissions, payroll and benefits expense in the consolidated statement of income related to these restricted stock awards. The Company did not have any share-based compensation for the three months ended March 31, 2013. As of March 31, 2014, the total unrecognized compensation cost for restricted stock awards was $60.8 million which is expected to be recognized over a weighted average remaining period of 3.8 years. The restricted stock awards have rights to non-forfeitable dividends for which the Company accrued $0.3 million for the three months ended March 31, 2014.
During the three months ended March 31, 2014, the Company also granted 176,679 restricted stock awards to certain employees of related parties under the RCS Capital Corporation Equity Plan with a weighted average grant date fair value of $36.59. During the three months ended March 31, 2014, no shares vested. The Company recognized the entire charge of $6.5 million for these restricted stock awards immediately in retained earnings as a dividend with an offset to additional paid-in capital. Any amounts in excess of retained earnings is adjusted back to additional paid-in capital in order to ensure that retained earnings is not reduced below zero due to the restricted stock awards. As of March 31, 2014, there is no unrecognized compensation cost for these restricted stock awards. The restricted stock awards have rights to non-forfeitable dividends for which the Company accrued $0.03 million for the three months ended March 31, 2014.
A related party also granted 512,430 restricted stock awards (of the related party's stock) to certain employees of the Company for services provided by Company employees on behalf of such related party, which the Company recognized $2.3 million of share-based compensation for the three months ended March 31, 2014 which was recorded in internal commissions, payroll and benefits expense in the consolidated statement of income related to these restricted stock awards. The Company remeasures the fair value of the awards at each reporting date based on the related party's stock price, at which time the amortization of the award is adjusted. The fair value of these awards as of March 31, 2014 was $14.02. As of March 31, 2014, the total unrecognized compensation cost for restricted stock awards was $4.8 million which is expected to be recognized over a weighted average remaining period of 4.6 years.
Convertible notes and convertible preferred stock. On April 29, 2014 in connection with the closing of the Cetera acquisition, the Company issued $120.0 million (face amount) of 5% convertible notes at a price of $666.67 per $1,000 of par value, for gross proceeds to the Company upon issuance of $80.0 million and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock to Luxor at a price of 88.89% of the liquidation preference per share, for gross proceeds to the Company upon issuance of $240.0 million. The Company estimates that 18,992,474 shares of Class A common stock would be issuable on the conversion of all of the convertible preferred stock and all of the convertible notes issued to Luxor (as part of the Company’s Cetera financings entered into on April 29, 2014) at the conversation rate applicable as of March 31, 2014.
LTIP Units. On April 28, 2014, in connection with the acquisition by Luxor of an interest in RCS Capital Management, the OPP was amended which resulted in RCS Capital Management earning 310,947 LTIP Units and forfeiting 1,014,053 LTIP Units under the OPP. Immediately prior to the acquisition by Luxor of an interest in RCS Capital Management, RCS Capital Management distributed its 310,947 earned LTIP Units to its then current members, each of whom then became a member of RCS Holdings. See Note 11 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

9. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to RCS Capital Corporation by the weighted-average number of common shares outstanding during the period. The LTIP Units and restricted stock that contain non-forfeitable rights to dividends are considered participating securities. Participating securities are included in the computation of basic EPS of the Company using the two-class method. Other potentially dilutive common shares, including unvested restricted stock and other securities that are exchangeable for the Company’s Class A common stock, and the related impact on earnings, are considered when calculating diluted EPS. The following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2014	2013
Earnings for basic and diluted earnings per common Class A share:
Net income attributable to RCS Capital Corporation	$3,792	$—
Less: Dividend equivalents on Restricted Stock	327	—
Net income attributable to Class A Shareholders	3,465	—

Shares:
Weighted average Class A common shares used in basic and diluted computation	15,566,830	N/A

Earnings per common Class A share:
Basic and diluted	$0.22	N/A
As of March 31, 2014, there were 1,325,000 LTIP Units of the RCS Holdings outstanding under the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement. See Note 11, “Amended and Restated 2013 Manager Multi-Year Outperformance Agreement.” There were distributions of $0.02 million allocated to the LTIP Unit holders during the first quarter of 2014; therefore, the net income allocable to the Company was reduced by $0.02 million.
As of March 31, 2014 the Company met the threshold of total return to shareholders as measured against a peer group of companies. Had the measurement date been March 31, 2014 (instead of June 4, 2014), LTIP Units would have been earned and catch-up distributions would have been due to the LTIP Unit holders. However, the LTIP Units capital account did not achieve economic equivalence with the capital balance of Class A units of RCS Holdings as of March 31, 2014, which is deemed to be a substantive non-market based contingency; therefore, the LTIP Units are excluded from the diluted earnings per share computation.
In connection with the closing of the Cetera acquisition and the acquisition by Luxor of an interest in RCS Capital Management, the Company, RCS Holdings and RCS Capital Management agreed to amend the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement to provide that the first valuation date would be April 28, 2014 and that any LTIP Units not earned as of such date would be forfeited without payment of compensation. The board determined that as of such valuation date 310,947 LTIP Units were earned, referred to as Earned LTIP Units, and 1,014,053 LTIP Units were forfeited. Therefore as of April 28, 2014, $0.7 million is due to the LTIP Unit holders as a catch-up distribution.
For the three months ended March 31, 2014 the Company also excluded one share of Class B Common Stock and 1,802,528 of unvested restricted stock units outstanding as of March 31, 2014 from the calculation of diluted earnings per share as the effect would have been antidilutive.
10. Net Capital Requirements
Realty Capital is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of the greater of $100,000 or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of March 31, 2014, Realty Capital had net capital of $19.3 million which was $17.4 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 1.47 to 1. As of December 31, 2013, net capital was $25.6 million which was $24.3 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 0.76 to 1.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

11. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The Company earned revenues of $186.1 million and $204.7 million for the three months ending March 31, 2014 and 2013, respectively, from affiliated products. As of March 31, 2014 and December 31, 2013, the receivables for such revenues were $16.5 million and $48.4 million, respectively.
Pursuant to the Services Agreement (as defined below) beginning on January 1, 2013, AR Capital, LLC charges the Operating Subsidiaries for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $1.4 million and $0.7 million for the three months ending March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the payables for such expenses are $0.6 million and $0.3 million, respectively.
The Company incurs expenses directly for certain services it receives. The Company either allocates these expenses to the Operating Subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings' ownership interest. Expenses that are directly attributable to a specific Operating Subsidiary are allocated to the appropriate Operating Subsidiary at 100%. Expenses that are not specific to an Operating Subsidiary are allocated in proportion to income before taxes, quarterly fees, incentive fees and outperformance fees. The intercompany receivables and payables for these expenses are eliminated in consolidation and are settled quarterly. For the three months ended March 31, 2014 the Operating Subsidiaries incurred $1.9 million. The Operating Subsidiaries did not incur any such expenses for the three months ended March 31, 2013. There were no expenses payable by RCAP Holdings as of March 31, 2014 and December 31, 2013.
As of March 31, 2014, RCAP Holdings owned 84.94% of the Company's Class A common stock outstanding primarily as a result of the Exchange Transaction. As of December 31, 2013, RCAP Holdings owned 2.06%, of the Company's Class A common stock. From time to time, RCAP Holdings may purchase shares of the Company's Class A common stock in the secondary market.
In March 2014, Realty Capital leased a lodging facility in Newport, Rhode Island from an affiliate, ARC HTNEWRI001, LLC (“ARC HTNEWRI”). Realty Capital also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the three months ended March 31, 2014, the Company incurred $0.01 million in rent expense. The Company did not earn any revenue from the Crestline agreement during the three months ended March 31, 2014.
Services Agreement (formerly the Management Agreement). Pursuant to the management agreement which was amended and restated in connection with the Restructuring Transactions and is now known as the Amended and Restated Services Agreement (the "Services Agreement"), RCS Capital Management implements the Company's business strategy, as well as the business strategy of the Operating Subsidiaries, and performs executive and management services for the Company and Operating Subsidiaries, subject to oversight, directly or indirectly, by the Company's Board of Directors.
From June 10, 2013 to February 11, 2014, the Company, together with the operating subsidiaries, paid RCS Capital Management a management fee in an amount equal to 10% of the aggregate pre-tax U.S. GAAP net income of the Operating Subsidiaries, calculated and payable quarterly in arrears, subject to the aggregate U.S. GAAP net income of the Operating Subsidiaries being positive for the current and three preceding calendar quarters. On February 11, 2014, the Services Agreement was amended in connection with the Restructuring Transactions, and is now referred to as the “Quarterly Fee” whereby the Company and RCS Holdings pay RCS Capital Management a quarterly fee in an amount equal to 10% of the aggregate U.S. GAAP net income of the Company, calculated and payable quarterly in arrears, subject to the aggregate pre-tax U.S. GAAP net income of the Company being positive for the current and three preceding calendar quarters.
In addition, from June 10, 2013 to February 11, 2014, the Company paid RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company's earnings and stock price. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company's Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of the Company's common stock of all the Company's public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company's equity plan) in the previous 12-month period, and (B) 8%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless the Company's Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Core Earnings is a non-U.S. GAAP measure and from June 10, 2013 to February 11, 2014 was defined as U.S. GAAP net income (loss) of RCS Capital Corporation, excluding non-cash equity compensation expense, management fees, incentive fees, acquisition fees, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between RCS Capital Management and the independent directors and after approval by a majority of the independent directors.
Beginning on February 11, 2014, the incentive fee was amended whereby the Company and RCS Holdings pay RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company’s earnings and stock price. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company’s Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) (X) the weighted average of the issue price per share (or deemed price per share) of the Company’s common stock of all of the Company’s cash and non-cash issuances of common stock from and after June 5, 2013 multiplied by (Y) the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company’s equity plan) in the case of this clause (Y), in the previous 12-month period, and (B) 8%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless the Company’s cash flows for the 12 most recently completed calendar quarters is greater than zero. Core Earnings is a non-GAAP measure and is now defined as the after-tax GAAP net income (loss) of RCS Capital Corporation, before the incentive fee plus non-cash equity compensation expense, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount may be adjusted to include one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between RCS Capital Management and the Company’s independent directors and after approval by a majority of the Company’s independent directors.
Such management and incentive fee calculations commenced on June 10, 2013, the date the Company's initial public offering was completed. For periods less than four quarters or 12 months, the calculations are based on a pro rata concept starting with the quarter ended June 30, 2013.
The quarterly fee earned by RCS Capital Management for the three months ended March 31, 2014 was $1.8 million, which is the expense recorded by the Company. The payable for such expense is included in accrued expenses - due to related parties within the accompanying consolidated statements of financial condition.
The Company did not incur an incentive fee for three months ended March 31, 2014.
Amended and Restated 2013 Manager Multi-Year Outperformance Agreement. The Company entered into the 2013 Manager Multi-Year Outperformance Agreement (the "OPP"), as of June 10, 2013, with the Operating Subsidiaries and RCS Capital Management. The OPP provided a for performance-based bonus award to RCS Capital Management intended to further align RCS Capital Management’s interests with those of the Company and its stockholders.
Under the OPP, RCS Capital Management was issued LTIP Units of the Operating subsidiaries that were structured as profits interests therein, with a maximum award value equal to approximately 5% of the Company’s initial market capitalization on the date of the IPO (the “OPP Cap”). In connection with the Restructuring Transaction, RCS Capital Management contributed all of its LTIP Units in the Operating Subsidiaries to RCS Holdings in exchange for 1,325,000 LTIP units in RCS Holdings structured as profits interests in RCS Holdings. Subject to the OPP Cap, RCS Capital Management is eligible to earn a number of LTIP Units under the OPP determined based on the Company's level of achievement of total return to stockholders which includes both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period commencing on June 4, 2013 (the “Commencement Date”), which period is referred to as the Three-Year Period, with valuation dates on which a portion of the LTIP Units up to a specified amount of the OPP Cap could be earned on the last day of each 12-month period during the Three Year Period and the initial 24-month period of the Three Year Period.
In connection with the closing of the Cetera acquisition and the acquisition by Luxor of an interest in RCS Capital Management, the Company, RCS Holdings and RCS Capital Management agreed to amend the OPP to provide that the first valuation date would be April 28, 2014 and that any LTIP Units not earned as of such date would be forfeited without payment of compensation. The board determined that as of such valuation date 310,947 LTIP Units were earned the ("Earned LTIP Units"), and 1,014,053 LTIP Units were forfeited. No additional LTIP Units may be earned under the OPP. The Earned LTIP Units were distributed to the members of RCS Capital Management immediately prior to the acquisition by Luxor of an interest in RCS Capital Management.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Subject to RCS Capital Management's continued service through each vesting date, 1/3 of any LTIP Units earned will vest on each of the third, fourth and fifth anniversaries of the Commencement Date. Until such time as the LTIP Units are fully earned in accordance with the provisions of the OPP, the LTIP Units are entitled to distributions equal to 10% of the distributions on the Class A Units of RCS Holdings. After the LTIP Units are fully earned, they are entitled to a catch-up distribution and the same distributions as the Units of RCS Holdings. At the time RCS Capital Management’s capital account with respect to the earned LTIP Units is economically equivalent to the average capital account balance of the Class A Units and Class C Units of RCS Holdings and has been vested for 30 days, the applicable earned LTIP Units will automatically convert into Class C Units of RCS Holdings on a one-to-one basis.
The OPP provided for early calculation for the earning of LTIP Units and for the accelerated vesting of any earned LTIP Units in the event RCS Capital Management is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period. The OPP also provided for accelerated vesting of any earned LTIP Units in the event RCS Capital Management is terminated or in the event of a change in the Company’s control on or following the end of the Three-Year Period.
In accordance with ASC 505, the Company recognizes the fair value of the OPP award over the requisite performance period of the award. The award is remeasured at each reporting date and the amortization of the expense is adjusted accordingly. The fair value of the OPP award was determined utilizing a Monte Carlo simulation technique under a risk-neutral premise. The significant assumptions utilized in determining the fair value of $27.8 million as of March 31, 2014, which prior to the amendment to the OPP was expected to be recognized over a period of three years from the grant date were as follows:
•Risk free rate of 0.51% utilizing the prevailing 2.2-year zero-coupon U.S. treasury yield at the reporting date;
•Expected dividend yield of 3.5%; and
•Volatility of 33.0% based on the historical and implied volatility of the peer group of companies
For the three months ended March 31, 2014 the Company recognized $7.2 million of the OPP award, which is included in the consolidated statements of income, with an offset recorded to non-controlling interest.
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
Registration Rights Agreement. In connection with the Company’s initial public offering, the Company entered into a registration rights agreement with RCAP Holdings and RCS Capital Management pursuant to which the Company granted (i) RCAP Holdings, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of the Company’s Class A common stock issuable upon exchange of the Operating Subsidiaries Units (and cancellation of corresponding shares of the Company’s Class B common stock) held or acquired by them; and (ii) RCS Capital Management, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act any equity-based awards granted to RCS Capital Management under the Company’s equity plan. Under the registration rights agreement, the shareholders party thereto have the right to request us to register the sale of its shares and also may require us to make available shelf registration statements, at such time as the Company may be eligible to file shelf registration statements, permitting sales of shares into the market from time to time over an extended period. In addition, the agreement gives the shareholders party thereto the ability to exercise certain piggyback registration rights in connection with registered offerings requested by the shareholders party thereto or initiated by us. As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock in us and Class B Units in each of the Company’s operating subsidiaries except for one share of Class B common stock and one Class B Unit in each operating subsidiary for a total of 23,999,999 shares of Class A common stock. See “Exchange Agreement.”
As a condition for Luxor entering into the Luxor commitment, the Company, and certain of its affiliates, have agreed to file with the SEC a continuously effective resale registration statement for the shares of the Company’s Class A common stock and other securities issued to Luxor in connection with the Cetera financings within 45 days of their issuance.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings held 24,051,499 shares of Class A Common Stock and one share of Class B Common Stock, which entitled RCAP Holdings, in the aggregate, to 90.76% of the economic rights in the Company and 95.38% of the voting power of the Class A Common Stock and Class B Common Stock voting together as a single class. As a result, RCAP Holdings is entitled to both economic and voting rights.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Limited Liability Company Agreement of RCS Holdings. On February 10, 2014, the Company formed RCS Holdings. Pursuant to the limited liability company agreement of RCS Holdings, there are three classes of equity interests in RCS Holdings, called “Class A Units,” “Class C Units” and “LTIP Units.” In connection with the Restructuring Transaction, RCS Capital Management contributed all its LTIP Units in the Operating Subsidiaries to RCS Holdings in exchange for LTIP Units representing units of equity ownership in RCS Holdings that are structured as profits interest therein. In connection with the execution of the RCS Holdings limited liability company agreement, 100% of the Class A Units of RCS Holdings were issued to us and 100% of the LTIP Units of RCS Holdings were issued to RCS Capital Management. The Class A Units of RCS Holdings issued to us are fully vested, are not subject to any put and call rights, and entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation). The LTIP Units of RCS Holdings issued to RCS Capital Management are structured as a profits interest in RCS Holdings with all the rights, privileges and obligations associated with Class A Units of RCS Holdings, subject to certain exceptions. The LTIP Units of RCS Holdings are subject to vesting, forfeiture and restrictions on transfers as provided in the OPP, as amended in connection with the Restructuring Transactions. See “Management - 2013 Manager Multi-Year Outperformance Agreement.” Until such time as the LTIP Units of RCS Holdings are fully earned in accordance with the provisions of the OPP, the LTIP Units of RCS Holdings are entitled to distributions equal to 10% of the distributions on Class A Units of RCS Holdings. After the LTIP Units of RCS Holdings are fully earned, they are entitled to a catch-up distribution and then the same distributions as Units of RCS Holdings. At the time RCS Capital Management’s capital account with respect to the LTIP Units of RCS Holdings is economically equivalent to the average capital account balance of the Class A Units and the Class C Units of RCS Holdings, has been earned and has been vested for 30 days, the LTIP Units of RCS Holdings will automatically convert into Class C Units on a one-to-one basis. The Class C Units have the same rights, privileges and obligations associated with Class A Units of RCS Holdings (other than voting) but will be exchangeable for shares of Class A common stock on a one-to-one basis pursuant to an exchange agreement to be entered into. Pursuant to the limited liability company agreement of RCS Holdings, the Company, as the managing member of RCS Holdings, controls RCS Holdings’ affairs and decision making.
Amended and Restated Limited Liability Company Agreements of the Operating Subsidiaries. Under the amended and restated operating agreements of the Company’s operating subsidiaries, there are four classes of units of each such operating subsidiary called “Class A Units” and “Class B Units.” The Company holds 100% of the outstanding Class A Units of each operating subsidiary, and RCAP Holdings holds 100% of the sole outstanding Class B Unit in each operating subsidiary. Class A Units confer substantially all of the economic rights and all of the voting rights in each operating subsidiary. Class B Units confer de minimis economic rights and no voting rights in each operating subsidiary.
The amended and restated operating agreements provide that at any time the Company issues a share of the Company’s Class A common stock, the Company will transfer the net proceeds received by us with respect to such share, if any, to the Company’s operating subsidiaries (allocated among them in accordance with their relative equity values at the time) and each of them shall be required to issue to us one Class A Unit. Conversely, if at any time, any shares of the Company’s Class A common stock are redeemed by us for cash, the Company can cause the Company’s operating subsidiaries, immediately prior to such redemption of the Company’s Class A common stock, to redeem an equal number of Class A Units of each operating subsidiary held by us, upon the same aggregate terms and for the same price, as the shares of the Company’s Class A common stock are redeemed.
As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock in us and Class B Units in each of the Company’s operating subsidiaries except for one share of Class B common stock and one Class B Unit in each operating subsidiary for a total of 23,999,999 shares of Class A common stock. Following receipt of stockholder consent, the Company intends to amend the Company’s certificate of incorporation and the exchange agreement to permit RCAP Holdings to continue to hold one share of the Company’s Class B common stock without holding one Class B Unit in each operating subsidiary. Following this amendment, the remaining Class B Unit of each of the Company’s operating subsidiaries owned by RCAP Holdings will be cancelled and 100% of the voting and economic interests in the Company’s operating subsidiaries will be held by us, indirectly, through RCS Holdings’ ownership of the Class A Units.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Operating Subsidiaries Units for shares of the Company’s Class A common stock along with the cancellation of a corresponding number of shares of the Company’s Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure the Company’s ownership that includes the exchange, our pending securities offering, the Cetera financings and the completion of the pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, the Company would obtain carryover tax basis in the tangible and intangible assets of the Company’s operating subsidiaries connected with such Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as tax free Section 351 contribution, there will be no reduction in the Company’s tax liability, and as such the Company would not be required to make any payments under the tax receivable agreement. However, if the exchange were treated as a taxable transaction, each of the Company’s operating subsidiaries intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis in tangible and intangible assets of the Company’s operating subsidiaries with respect to such Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.
AR Capital Real Estate Income Fund. As of March 31, 2014, RCS Advisory and Realty Capital Securities had investments in the AR Capital Real Estate Income Fund of $6.3 million and $6.6 million, respectively. As of December 31, 2013, RCS Advisory and Realty Capital Securities had investments in the AR Capital Real Estate Income Fund of $8.5 million and $5.9 million, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

12. Segment Reporting
The Company operates through its four Operating Subsidiaries in five principal segments: Wholesale Broker-Dealer; Transaction Management; Investment Banking and Capital Markets; Transfer Agent; and Investment Research. Realty Capital Securities, the Company's Wholesale Broker-Dealer segment, includes the Company's alternative investment program activities and is the distributor or dealer manager for proprietary and non-proprietary publicly registered non-exchange traded ("non-traded") securities and for an open-end mutual fund. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital Securities distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States.
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
SK Research provides focused research, consulting, training and education, and due diligence on traditional and non-traditional investment products.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following table presents the Company's net revenues, expenses and income before taxes by segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Wholesale broker-dealer:
Revenues	$139,110	$211,844
Expenses	142,635	188,981
(Loss) income	$(3,525)	$22,863
Transaction management:
Revenues	$12,352	$2,271
Expenses	13,217	1,210
(Loss) income	$(865)	$1,061
Investment banking and capital markets:
Revenues	$32,060	$3,491
Expenses	5,618	859
Income	$26,442	$2,632
Transfer agent:
Revenues	$4,131	$1,025
Expenses	3,390	834
Income	$741	$191
Investment Research:
Revenues	$—	$—
Expenses	444	—
(Loss)	$(444)	$—

Revenue reconciliation
Total revenues for reportable segments	$187,653	$218,631
Intercompany revenues	(448)	—
Total revenues	$187,205	$218,631

Income reconciliation
Total income for reportable segments	$22,349	$26,747
Corporate and other expenses	(6,449)	—
Income before income taxes	$15,900	$26,747

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following table presents the Company's total assets by segment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Segment assets:
Wholesale broker-dealer	$23,632	$32,058
Transaction management	23,152	20,211
Investment banking and capital markets	74,166	46,529
Transfer agent	9,187	8,618
Investment research	10,151	—
Total assets for reportable segments	$140,288	$107,416

Assets reconciliation:
Total assets for reportable segments	$140,288	$107,416
Other assets and intercompany investments and receivables	6,082	3,711
Total consolidated assets	$146,370	$111,127
13. Subsequent Events
On April 29, 2014, the Company completed the previously announced $1.15 billion acquisition of Cetera, a financial services holding company that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors, Cetera Advisor Networks, Cetera Financial Institutions and Cetera Financial Specialists. The Company intends to operate Cetera independently of the Company’s wholesale broker-dealer subsidiary, Realty Capital Securities, LLC, and have Cetera function as a separate business unit alongside the Company’s existing operating subsidiaries. The acquisition, including related transaction expenses, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan, the issuance of $120.0 million convertible notes and $270.0 million of convertible preferred securities and cash on hand.
For the three months ended March 31, 2014 and March 31, 2013, Cetera has revenues of $301.2 million and $242.7 million, respectively, and operating expenses of $299.5 million and $239.5 million, respectively. As of March 31, 2014 and December 31, 2013, Cetera had total assets of $529.9 million and 510.8 million, respectively.

RCS Capital Corporation and Subsidiaries
March 31, 2014

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

•	the description of our business and risk factors contained in the prospectus included in our Annual Report on Form 10-K;

•
the discussion of our analysis of financial condition and results of operations contained in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations";

•	the notes to the unaudited consolidated financial statements contained in this report; and

•	cautionary statements we make in our public documents, reports and announcements.
Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.
Executive Summary
We are a holding company that was incorporated in Delaware on December 27, 2012. We currently are engaged in the wholesale distribution and investment banking, capital markets and transaction management services businesses through our operating subsidiaries. Prior to our initial public offering in June 2013, RCAP Holdings operated and held a 100% interest in each of our operating subsidiaries. We have entered into agreements to acquire certain businesses. Our discussion of our existing businesses in this section does not assume the consummation of the pending acquisitions.
Our Existing Businesses
We operate through our three operating subsidiaries in four principal segments: Wholesale Broker-Dealer; Transaction Management; Investment Banking and Capital Markets and Transfer Agent.
In March 2014, we launched SK Research, the initial component of a new research division dedicated to alternative investment programs. The results of operations did not have a material impact on our results of operations during the quarter of 2014.
Following the completion of the Cetera acquisition an April 29, 2014, we also are engaged in the independent retail advice business through Cetera. The results of operations of Cetera will not have an impact on our results of operations until the second quarter of 2014.
Wholesale Distribution
Our wholesale distribution platform is the leading multi-product distributor of direct investment program offerings to independent broker-dealers and the retail financial advisor community. Leveraging the expertise of our affiliate, AR Capital, LLC, the leading sponsor of real estate direct investment programs, we have developed substantial distribution capabilities through a selling group of approximately 250 brokerage firms with approximately 1,100 active selling agreements across the public nonlisted real estate investment trusts or REITs, public nonlisted business development companies or BDCs, open end and closed end mutual funds it distributes, supporting approximately 70,000 financial advisors.

RCS Capital Corporation and Subsidiaries
March 31, 2014

We are currently distributing nine public, nonlisted offerings. The offerings are direct investment programs registered with the SEC, consisting of pubic non-traded REITs and a public nonlisted business development company. These offerings are sector-specific and consist of net lease, healthcare, grocery anchored retail, real estate debt, anchored core retail, small mid-market lending, global sale-leaseback and New York office and retail real estate, a pubic nonlisted business development company, a closed-end real estate securities fund, an open-end real estate securities fund and a business development company fund. Substantially all of our offerings relate to direct investment programs sponsored or managed by our affiliate, AR Capital, LLC. For the three months ended March 31, 2014, we had a 28.0% market share measured by equity capital raised of all direct investment programs, according to Robert A. Stanger & Co. ("Stanger"), compared to 48.3% for the three months ended March 31, 2013. When considering results for March 2014 alone, the market share number as measured by Stanger is 35.4%.
Investment Banking, Capital Markets and Transaction Management Services
Our investment banking, capital markets and transaction management services platform provides comprehensive strategic advisory services focused on the direct investment programs, particularly non-traded REITs. These strategic advisory services include merger and acquisitions advisory, capital markets activities, registration management, and other transaction support services that capture value across the direct investment program lifecycle. We have demonstrated particular expertise in the real estate sector by our status as the largest advisor of real estate merger and acquisitions transactions during the twelve months ended March 31, 2014 executing deals with $10.0 billion in transaction value, respectively, according to SNL Financial. To date, these services have been provided primarily to clients that were sponsored or managed by AR Capital, LLC. Due to the specialized nature of the direct investment program industry, we believe we are particularly well suited to advise funds and direct investment programs that are distributed by Realty Capital Securities.
Research Division
In March 2014, we launched SK Research, the initial component of a new research division dedicated to alternative investment programs. As a first step in our establishment of a research division, SK Research will provide focused research, consulting training and education and practice management tools available to our independent retail advice platform and the financial advice we can provide to our clients. We believe the launch of SK Research will benefit both our independent retail advice platform and the broader community of mass affluent investors who rely on our financial advisors and our investment platforms.
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
March 31, 2014

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
During the year ended December 31, 2013, we modified our approach with respect to revenues derived from the sale of securities purchased through fee-based advisors, by reducing to zero the selling commissions charged on sales through the registered investment advisor ("RIA") channel. The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7% selling commission we received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3%) and the 7% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7% selling commission charged against the investor's purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3%) of the amount invested in connection with sales through the RIA channel.
This modified business practice does not constitute a change in accounting policy. During the three months ended March 31, 2014 and 2013, equity capital raised for related party offerings distributed by us through the RIA channel was $146.1 million and $177.6 million, respectively. See “- Results of Operations" for further details.
Investment Banking Advisory Services
We receive fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees and expenses that are unpaid are recorded in investment banking fees receivable in the consolidated statement of financial condition. Income from investment banking agreements that are not deferred is recognized when the transactions are complete or the services have been performed. Income from certain investment banking agreements is recorded in deferred revenue in the consolidated statement of income and is recognized over the life of the offering, which normally ranges from 3 to 26 months. To date, substantially all fees have been from related parties.
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
Internal commissions, payroll and benefits expenses
Included in internal commissions, payroll and benefits in the consolidated statements of income is performance-based compensation including cash and shared-based compensation. The determination of performance-based compensation involves a high degree of judgment by management and takes into account our actual operating performance, conditions in our industry and other macroeconomic factors. It is possible that revisions to our estimate of performance-based compensation could affect our results of operations in any reporting period.

RCS Capital Corporation and Subsidiaries
March 31, 2014

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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of March 31, 2014 and December 31, 2013, we did not record a valuation allowance against our deferred income tax asset.
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See “Tax Receivable Agreement” and Note 11 of our consolidated financial statements for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of March 31, 2014 there is no impact to our financial statements from the tax receivable agreement.
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
Acquisition accounting/intangible asset valuation and goodwill impairment
We have acquired Cetera and entered into agreements to acquire an investment management group and several independent broker-dealers and registered investment advisors, which we refer to as the pending acquisitions. The pending acquisitions are expected to close during the year ending December 31, 2014. However, as of the date of this Quarterly Report on Form 10-Q, the pending acquisitions have not yet been completed and although we believe that the completion of each of the pending acquisitions is probable, the closings of the pending acquisitions are subject to various closing conditions including, in certain cases, approval of the transaction by certain of the acquired businesses’ stockholders and FINRA having approved an application under FINRA (NASD) Rule 1017 for a change in the indirect ownership of the acquired businesses’ broker-dealer subsidiaries, and therefore there can be no assurance that any or all of the pending acquisitions will be consummated.
Because the Cetera acquisition was consummated on April 29, 2014, and if the pending acquisitions are consummated, we expect accounting for acquisitions, the related valuation of intangible assets and goodwill impairment to become a critical accounting policy involving significant estimates. We expect to test our goodwill balances at least annually, or more frequently if there are indicators of impairment testing using the fair value approach at the reporting unit level. Goodwill impairment involves the use of significant estimates and judgment to determine the fair value of the reporting units that may include the use of discounted future cash flows, projected earnings and peer group analysis. With respect to the First Allied acquisition, the contribution is expected to be accounted for at historical cost rather than the purchase method because First Allied and our company are under common control of RCAP Holdings.

RCS Capital Corporation and Subsidiaries
March 31, 2014

Results of Operations
The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	% Change
Revenues	$187,205	$218,631	(14)%
Expenses	171,305	191,884	(11)%
Income before taxes	15,900	26,747	(41)%
Provision for income taxes	3,244	—
Net income	$12,656	$26,747	(53)%

EBITDA (Non-GAAP)(1)	$15,951	$26,781	(40)%
Adjusted EBITDA (Non-GAAP)(1)	$34,826	$26,781	30%

Adjusted net income (Non-GAAP)(1)	$20,435	$16,048	27%
Adjusted net income per adjusted share (Non-GAAP)(1)	$0.77	$0.61	26%
__________________________
(1) See "Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")" for more information on our calculation.
We recorded net income of $12.7 million for the three months ended March 31, 2014 compared to net income of $26.7 million for the three months ended March 31, 2013. The decrease reflects $6.7 million of transaction costs and $10.2 million on non-cash share-based compensation. Adjusted net income, which adds back non-recurring and certain non-cash expenses, totaled $20.4 million, or $0.77 per adjusted share, versus $16.0 million, or $0.61 per adjusted share, for the year ago period.
Revenues for the three months ended March 31, 2014 decreased $31.4 million, or 14%, to $187.2 million, as compared to $218.6 million for the three months ended March 31, 2013 primarily due to a 33% decrease in equity capital raised by direct investment programs distributed by us. The decrease was primarily due to commissions and dealer manager fees from distributing related party products for the three months ended March 31, 2014, which decreased $32.1 million and $28.4 million, respectively as compared to March 31, 2013. During the three months ended March 31, 2014, we had related party commissions and dealer manager fees of $92.4 million and $44.4 million, respectively, as compared to $124.6 million and $72.8 million, respectively during the three months ended March 31, 2013. The decreases reflect the fact that equity capital raised by related party sponsored offerings decreased from $2.4 billion from seven related party offerings during the three months ended March 31, 2013 to $1.6 billion from nine related party offerings during the three months ended March 31, 2014 primarily because three offerings closed during the second half of 2013 and two offerings closed during the three months ended March 31, 2014. These offerings are finite life offerings with different closing dates, which can cause fluctuations in equity capital raised from quarter to quarter. The rate of equity capital raised generally increases, in some cases very sharply, over the life of an offering so that a decline in equity capital raised would be expected when one offering is closed and replaced with a new offering. During the three months ended March 31, 2014, we had non-related party commissions and dealer manager fees of $0.2 million and $0.1 million, respectively, as compared to $9.2 million and $4.6 million, respectively during the three months ended March 31, 2013. The decreases reflect the fact that equity capital raised by non-related party sponsored offerings decreased from $147.6 million from two non-related party offerings during the three months ended March 31, 2013 to $7.7 million from one non-related party offering during the three months ended March 31, 2014.

RCS Capital Corporation and Subsidiaries
March 31, 2014

During the year ended December 31, 2013, we modified our treatment of selling commissions on the sale of securities purchased through the registered investment advisor channel, or the RIA channel, by reducing to zero the selling commissions charged on sales on related party offerings sold through the RIA channel. The offerings affected were generally related party offerings. This modified business practice does not constitute a change in accounting policy. See “- Critical Accounting Policies & Estimates - Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses” for further details. During the three months ended March 31, 2014 and 2013, RIA sales were approximately 9% and 7%, respectively, of total sales. This selling commission change became effective on July 1, 2013, when the 7% selling commission we received from each sale through the RIA channel was reduced to 0%. This change in selling commission only affected sales of related party offerings because the 7% sales commission had not previously been charged on non-related party offerings. Prior to the change, the full amount of the dealer manager fee (generally 3%) and the 7% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3%) of the amount invested in connection with sales through the RIA channel. The 7% selling commission was calculated based on the gross amount invested and represented $12.7 million for the period prior to the change (January 1, 2013 to March 31, 2013). We estimate that the forgone revenue attributable to eliminating the 7% selling commission was $10.1 million in the three months ended March 31, 2014.
The decrease in revenues from our wholesale broker dealer was partially offset by higher revenues from our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013, and contributed $41.8 million more in revenues for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily reflecting higher investment banking and capital markets fees as the result of an increase in the transaction size of closed capital markets and mergers and acquisitions transactions.
Expenses for the three months ended March 31, 2014 decreased $20.6 million, or 11%, to $171.3 million, as compared to $191.9 million for the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily reflected lower selling expenses in our wholesale broker-dealer which decreased in tandem with corresponding revenues. The decreased selling expenses were primarily from lower commission expenses and third-party reallowance expenses from distributing related party products for the three months ended March 31, 2014 which decreased $32.1 million and $5.0 million, respectively, as compared to the three months ended March 31, 2013.
The decrease in expenses was partially offset by higher expenses from our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in early 2013. Quarterly fees and OPP expenses were higher by $1.8 million and $7.2 million, respectively, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 reflecting the agreements entered into in connection with our initial public offering. We recognize the fair value of the OPP award over the requisite performance period of the award. The award is remeasured at each reporting date and the amortization of the expense is adjusted accordingly. The fair value of the OPP award increased from $3.3 million as of December 31, 2013 to $27.8 million reflecting the sharp increase in the price of our Class A common stock. As a result we had recorded significant amortization of the OPP expense for the three months ended March 31, 2014. For the three months ended March 31, 2014 transaction costs increased $6.7 million as compared to the three months ended March 31, 2013 reflecting expenses incurred in connection with the pending acquisitions. We may incur higher professional fees, interest expense and intangible asset amortization in connection with announced acquisitions and we may incur losses in future periods because of the level of amortization of intangible assets acquired and new interest expense as a result of debt incurred in connection with the pending acquisitions.
Wholesale Broker-Dealer
The following table provides an overview of the results of operations of our Wholesale Broker Dealer business (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	% Change
Revenues	$139,110	$211,844	(34)%
Expenses	$142,635	$188,981	(25)%

RCS Capital Corporation and Subsidiaries
March 31, 2014

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
Revenues for the three months ended March 31, 2014, decreased $72.7 million, or 34%, to $139.1 million, compared to $211.8 million for the three months ended March 31, 2013. Revenues generated by serving as dealer manager with respect to the raising of equity capital for non-affiliated offerings represented 0.2% and 6% of the total revenues for the three months ended March 31, 2014 and 2013, respectively. Equity capital raised by direct investment program offerings distributed by us decreased from $2.4 billion for the three months ended March 31, 2013 to $1.6 billion for the three months ended March 31, 2014 primarily because three offerings closed during the second half of 2013 and two offerings closed during the three months ended March 31, 2014. These offerings are finite life offerings with different closing dates, which can cause fluctuations in equity capital raised from quarter to quarter. The rate of equity capital raised generally increases, in some cases very sharply, over the life of an offering so that a decline in equity capital raised would be expected when one offering is closed and replaced with a new offering. For the three months ended March 31, 2014, our market share of the non-traded REITs measured by equity capital raised was 28%, according to Stanger.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses remain relatively constant compared to revenues, resulting in increased profitability. For the three months ended March 31, 2014, expenses decreased $46.3 million, or 25%, to $142.6 million compared to $189.0 million for the three months ended March 31, 2013. The selling expense portion of expenses decreased proportionately to revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 partially offset by an increase in payroll and benefits expenses which were higher due to increased headcount as a result of the build out of our infrastructure and higher shared-based compensation expense.
Transaction Management
The following table provides an overview of the results of operations of our Transaction Management business (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	% Change
Revenues	$12,352	$2,271	444%
Expenses	$13,217	$1,210	992%
Revenues - Transaction Management revenues for the three months ended March 31, 2014 were $12.4 million, an increase of 444% compared to $2.3 million for the three months ended March 31, 2013 primarily due in increases in services revenues and reimbursable expense revenues attributable to increased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs.
Expenses - Expenses for the Transaction Management division were $13.2 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, and primarily consisted of personnel related costs and transactions costs. For the three months ended March 31, 2014, expenses for the Transaction Management division increased 992% compared to the three months ended March 31, 2013 primarily due to expenses related to our pending acquisitions and higher headcount reflecting the fact that Transaction Management commenced operations in early 2013. We may continue to incur higher transaction fees as we complete the pending acquisitions and pursue other acquisition opportunities with the aim of both complementing our business and diversifying our revenue streams.

RCS Capital Corporation and Subsidiaries
March 31, 2014

Investment Banking and Capital Markets
The following table provides an overview of the results of operations of our Investment Banking and Capital Markets division (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	% Change
Revenues	$32,060	$3,491	818%
Expenses	$5,618	$859	554%
Revenues - Investment Banking and Capital Markets revenues primarily consist of fees earned from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored by AR Capital, LLC. Revenues for the three months ended March 31, 2014 were $32.1 million, an increase of 818% compared to the three months ended March 31, 2013 reflecting $28.4 million earned as advisor in the merger of American Realty Capital Properties, Inc. ("ARCP") and Cole Real Estate Investments, Inc. the largest public REIT merger completed thus far in 2014. The increase also reflects the fact that substantially all of the Investment Banking and Capital Markets division’s operations began in January 2013. We believe that revenues for the Investment Banking and Capital Markets division will continue to grow during 2014 due to fees we expect to earn from our pipeline of activity from direct investment programs sponsored by AR Capital, LLC.
Expenses - Expenses for the Investment Banking and Capital Markets division of $5.6 million for the three months ended March 31, 2014, increased 554% compared to the three months ended March 31, 2013 primarily as a result of the quarterly fee under the Services Agreement.
Transfer Agent
The following table provides an overview of the results of operations of our Transfer Agent (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	% Change
Revenues	$4,131	$1,025	303%
Expenses	$3,390	$834	306%
Revenues - Revenues are earned as a result of the service fees charged by ANST to the various REITs and other issuers for which it serves as transfer agent. Such fees are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls).
Revenues for the three months ended March 31, 2014 were $4.1 million and $1.0 million, respectively. For the three months ended March 31, 2014, revenues increased 303% compared to the three months ended March 31, 2013 reflecting the fact that substantially all of ANST's operations began in January 2013. ANST provided transfer agency services to approximately 260,000 accounts during the three months ended March 31, 2014, compared to approximately 123,000 accounts during the three months ended March 31, 2013. The number of accounts being opened and/or serviced by ANST should continue to increase in 2014 as long as sales of REIT shares also continue to increase.
Expenses - Personnel costs and the costs of a third-party system and service provider are the primary expenses that offset transfer agency revenues. Under the third-party services agreement, ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing. During the third quarter of 2013, ANST transitioned certain services formerly provided by this vendor. While personnel and systems costs have increased as a result, ANST's total share of the transfer agency fees paid by clients has risen concurrently.
Expenses for the three months ended March 31, 2014 and 2013 were $3.4 million and $0.8 million, respectively. For the three months ended March 31, 2014, expenses increased 306% compared to the three months ended March 31, 2013, partially due to an increase in personnel and systems costs needed to support the increased activity levels driven by growth in equity capital raised. We believe that these systems costs on a per account basis will decline over time reflecting the scalability of the technology.  In the short term, however, ANST increased staffing levels to increase the quality of their services and perform services customarily provided by a third party provider, and incurred higher systems costs to support the increased account level activity driven by the growth in equity capital raised.

RCS Capital Corporation and Subsidiaries
March 31, 2014

Investment Research
The following table provides an overview of the results of operations of our Investment Research business (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013	% Change
Revenues	$—	$—	—
Expenses	$444	$—	—
Revenues - Investment Research had no revenues for the three months ended March 31, 2014. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Expenses - Expenses for the three months ended March 31, 2014 which primarily represented personnel costs were $0.4 million. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Income Taxes
Income tax expense was $3.2 million for the three months ended March 31, 2014. The effective tax rate for the period ended March 31, 2014 was 20.5%. Pretax income includes non-controlling interest of 90.6% of our operating subsidiaries, with the remaining, 9.4%, of the income taxable to us from January 1, 2014 through the date of the Restructuring Transactions. For the three months ended March 31, 2014, our effective tax rate, excluding the effect of non-controlling interest, was 46.1% based on the projected annual effective tax rate excluding non-controlling interest.
Non-Controlling Interest
We have a controlling interest in each of our operating subsidiaries, that was in existence and under our control as of December 31, 2013, namely Realty Capital Securities, RCS Advisory and ANST and, as a result, our financial statements include the consolidated financial results of Realty Capital Securities, RCS Advisory and ANST. As of December 31, 2013, we owned 9.4% of the economic interest in our operating subsidiaries. As a result, we were required to present the 90.6% we did not own (the non-controlling interest) in our consolidated financial statements. On February 11, 2014, our non-controlling interest ceased to exist (other than a de minimis interest related to the 1 remaining share of Class B common stock and as of April 28, 2014, 310,947 earned LTIP units) when RCAP Holdings exchanged all its Class B common stock and Class B Units in Realty Capital Securities, RCS Advisory and ANST except for one share of Class B common stock and one Class B Unit in each of Realty Capital Securities, RCS Advisory and ANST for a total of 23,999,999 shares of our Class A common stock. In connection with the Restructuring Transactions, RCS Holdings issued LTIP units to RCS Capital Management which are structured as a profits interest in RCS Holdings with all of the rights, privileges and obligations associated with Class A Holdings Units, subject to certain exceptions, and do not have any voting rights and therefore are classified as non-controlling interest.
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

RCS Capital Corporation and Subsidiaries
March 31, 2014

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
The following table provides a reconciliation of net income attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net income attributable to RCS Capital Corporation (GAAP)	$3,792	$—
Add back: Net income attributable to non-controlling interest	8,864	26,747
Add back: Provision for income taxes	3,244	—
Add back: Depreciation expense	51	34
EBITDA (Non-GAAP)	15,951	26,781
Add back: Non-cash equity compensation	10,213	—
Add back: Acquisition related expenses	6,717	—
Add back: Other non-recurring charges	1,945	—
Adjusted EBITDA (Non-GAAP)	$34,826	$26,781
The following table provides a reconciliation of net income attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income attributable to RCS Capital Corporation (GAAP)	$3,792	$—
After-tax EBITDA adjustments:
Add back: Net income attributable to non-controlling interest	5,318	16,048
Add back: Non-cash equity compensation	6,128	—
Add back: Acquisition related expenses	4,030	—
Add back: Other non-recurring charges	1,167	—
Total EBITDA Adjustments	16,643	16,048
Amortization of intangible assets	—	—
Adjusted net income (Non-GAAP)	$20,435	$16,048

Adjusted net income per adjusted share (Non-GAAP) (1)	$0.77	$0.61
_______________________
(1) Per share measures assumes weighted average Class A shares of 15,566,830 and Class B shares of 10,933,334 for a total of 26,500,164 were outstanding for three months ended March 31, 2014, and 2,500,000 shares of Class A and 24,000,000 Class B common stock were outstanding for three months ended March 31, 2013.

RCS Capital Corporation and Subsidiaries
March 31, 2014

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
The bank facilities and the convertible notes we entered into and issued in connection with the Cetera financings include covenants and other provisions based on a definition of EBITDA, which we refer to as Cetera EBITDA, that will differ from the definition of EBITDA described above. Furthermore, the convertible preferred stock we issued in connection with the Cetera financings also includes covenants and other provisions based on a definition of EBITDA, which is defined in the certificate of designation governing the convertible preferred stock, or the certificate of designation as LTM Adjusted EBITDA, that differs from both the definition of EBITDA described above and Cetera EBITDA.
Cetera EBITDA is used, among other things, in calculating the Leverage Ratio, First Lien Leverage Ratio, Secured Leverage Ratio and Fixed Charge Covenant Ratio, as defined in the credit agreement related to the first lien term facility, or the credit agreement in calculating similar ratios in the indenture governing the convertible notes, or the indenture. These ratios are used under both agreements as part of covenants relating to, among other things, incurrence of debt and payment of dividends and distributions.
Cetera EBITDA is generally comparable to EBITDA and adjusted EBITDA. Under the credit agreement and the indenture, Cetera EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments to add back (i) equity-based compensation and other non-cash charges and extraordinary, nonrecurring or unusual losses or expenses; (ii) fees and expenses incurred in connection with equity issuances and debt incurrences, and certain fees and expenses incurred in connection with the Cetera financings, the recent and pending acquisitions and other permitted acquisitions, which, in the aggregate (other than fees and expenses for the Cetera financings and the recent and pending acquisitions to the extent scheduled), do not exceed 10% of Cetera EBITDA for the relevant period; (iii) certain projected net cost savings and synergies related to the pending acquisitions and the Cetera financings based on actions to be taken within 18 months; and (iv) projected net cost savings and synergies related to other acquisitions and asset sales permitted under the credit agreement based on actions to be taken within 12 months, which, in the aggregate and prior to giving effect to such net cost savings and synergies, do not exceed 10% of Cetera EBITDA for the four quarters preceding the relevant determination date. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive Cetera EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the differences in adjustments made to add back acquisition related expenses.
In addition, LTM, or the last 12 months, Adjusted EBITDA is used as part of covenants relating to incurrence of debt in the certificate of designation. LTM Adjusted EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments for employee share-based compensation expense, acquisition and integration related expenses and equity issuance and related offering costs. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive LTM Adjusted EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the adjustment made to add back integration related expenses.
We also use Core Earnings, a non-GAAP measure, to calculate the incentive fee payable to RCS Capital Management under our services agreement. While Core Earnings includes certain adjustments for non-cash items, it is based on after-tax GAAP net income and also includes adjustments for items such as unrealized gains or losses recorded for the period and the payment of incentive fees. Accordingly, Core Earnings is not comparable to EBITDA or adjusted EBITDA.

RCS Capital Corporation and Subsidiaries
March 31, 2014

Liquidity and Capital Resources
Currently, our principal use of existing funds and any funds raised in the future are to expand our lines of business through internal growth and by acquiring complementary businesses, including the acquired businesses, as well as for the payment of operating expenses to our investors. In addition, we and RCS Holdings are party to a services agreement requiring payment of 10% of our U.S. GAAP pre-tax income to RCS Capital Management. This fee is computed and due on a quarterly basis.
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the bank facilities with the Barclays, Bank of America and other lenders. The bank facilities consist of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (was not drawn down at closing). The gross proceeds to us from the bank facilities was $685.6 million (after original issue discount and following the payment of fees and expenses due at closing).
On the same day, also in connection with the closing of the Cetera acquisition, we issued $120.0 million (face amount) of 5% convertible notes at a price of $666.67 per $1,000 of par value, for gross proceeds to us upon issuance of $80.0 million and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock to Luxor at a price of 88.89% of the liquidation preference per share, for gross proceeds to us upon issuance of $240.0 million.
We expect to meet our future short-term operating liquidity requirements through net cash provided by our current operations (and draws from our revolving credit facility). Management expects that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of interest on our indebtedness and the quarterly fee to RCS Capital Management.
Our initial public offering, which closed in June 2013, resulted in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. We expect to use cash available from our initial public offering, public and private offerings of our Class A common stock, the Cetera financings, ongoing operations and draws from our revolving credit facility to fund cash requirements for the acquisition of the acquired businesses through the pending acquisitions.
In order to meet our future long-term liquidity requirements or to continue to pursue strategic acquisition opportunities, we expect to utilize cash generated from our current operations and issue equity securities and debt securities in both public and private offerings, including in connection with the completion of the pending acquisitions and including our proposed public offering pursuant to a registration statement on Form S-1. The issuance of these securities will depend on future market conditions, our obligations under the agreements related to the pending acquisitions to pay consideration in shares of our Class A common stock, funding needs and other factors, and there can be no assurance that any such issuance will occur or be successful.
Regulated Subsidiaries
Realty Capital Securities is subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital of the greater of $100,000 or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of March 31, 2014, Realty Capital Securities had net capital of $19.3 million which was $17.4 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 1.47 to 1. As of December 31, 2013, Realty Capital Securities had net capital of $25.6 million which was $24.3 million in excess of its required net capital, and aggregate indebtedness to net capital ratio was 0.76 to 1.
Dividends
During the three months ended March 31, 2014, we declared $5.1 million in dividends and dividend equivalents on our Class A common stock and restricted stock awards. We also recorded $.02 million in dividends on the LTIP units. The closing of certain of the pending acquisitions involves the issuance of shares of our Class A common stock. The increase in the number of shares of our Class A common stock outstanding may impact our ability to pay dividends. Also, we, and our operating subsidiaries, are prohibited from paying dividends by negative covenants that are contained in agreements we entered into in April 2014 in connection with consummating the Cetera financings described under “Liquidity and Capital Resources.” As a result, at the present time, we do not expect to continue paying quarterly dividends.
Cash Flows
As of March 31, 2014 we had cash balances of approximately $100.4 million (which includes restricted cash of $55.0 million) and as of December 31, 2013, the Company had cash balances of approximately $45.7 million.

RCS Capital Corporation and Subsidiaries
March 31, 2014

Net cash provided by operating activities was $65.6 million and $32.9 million, for the three months ended March 31, 2014 and March 31, 2013, respectively. The increases in cash provided by operating activities for the three months ended March 31, 2014, as compared to the comparable period for the prior year, have primarily been due to the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital Securities, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of related party and non-related party products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly.
Net cash used in investing activities was $7.4 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The investing activities for the three months ended March 31, 2014 included purchases and sales of available-for-sale securities, purchases of investment securities, property and equipment and our investment in SK Research. The investing activities for the year ended three months ended March 31, 2013 included the purchase of property and equipment.
Net cash used in financing activities was $3.5 million and $1.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The financing activity for the three months ended March 31, 2014 included distributions and dividends as well as deferred offering costs and fees. The Company incurs expenses in connection with registering and issuing debt and equity securities to finance its pending acquisitions.
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

RCS Capital Corporation and Subsidiaries
March 31, 2014

Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Operating Subsidiaries Units for shares of our Class A common stock along with the cancellation of a corresponding number of shares of our Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure our ownership that includes the exchange, our secondary public offering of shares of our Class A common stock, the concurrent private placement and the completion of the pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and intangible assets of our operating subsidiaries connected with such Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as a tax-free Section 351 contribution, there will be no reduction in our tax liability, and as such we would not be required to make any payments under the tax receivable agreement. However, if the exchange is deemed to be a taxable transaction, each of our operating subsidiaries intends to have an election under Section 754 of the Code in effect for each taxable year in which a taxable exchange occurs, pursuant to which each exchange is expected to result in an increase in the tax basis of the tangible and intangible assets of each such operating subsidiary with respect to such Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014. This absence of off-balance sheet arrangements does not include the off-balance sheet arrangements of the acquired businesses and is not indicative of what our actual off-balance sheet arrangements would have been had we completed the pending acquisitions, nor does it purport to present our future off-balance sheet arrangements. We expect the pending acquisitions, if completed, to change our off-balance sheet arrangements substantially.
Contractual Obligations
We had no borrowings as of March 31, 2014 and had no significant changes in contractual obligations during the periods. We incurred borrowings under the Cetera financings as described below.
Realty Capital Securities leases certain office space and equipment under various operating leases. See Note 7 of the Consolidated Financial Statements for more information.
The Cetera Financings
The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the following facilities with the banks: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years or the revolving facility and, together with the term facilities, the bank facilities. The bank facilities are guaranteed by, among others, RCS Capital Management and RCAP Holdings.
As of the closing of the bank facilities, approximately $575.0 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and no amount was outstanding under the revolving facility.
The first lien term facility includes an original issue discount of 1.0% for gross proceeds to us upon incurrence of $569.3 million, the second lien term facility includes an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million and no amounts under the revolving facility were drawn down at the closing of the Cetera financings.

The proceeds of the term facilities were used by us to pay a portion of the consideration paid in the Cetera acquisition, to refinance certain existing indebtedness and existing indebtedness of Cetera and to pay related fees and expenses. The proceeds of the revolving facility will used following the closing of the Cetera acquisition for permitted capital expenditures, to provide for the ongoing working capital requirements of our company and our subsidiaries following the Cetera acquisition and for general corporate purposes.
The first lien term facility has an interest rate equal to LIBOR plus 5.50% per annum, the revolving facility has an initial interest rate equal to LIBOR plus 5.50% per annum, which may be reduced to 5.25% if the First Lien Leverage Ratio (as defined in the bank facilities) is less than or equal to 1.25 to 1.00, and the second lien term facility has an interest rate equal to LIBOR plus 9.50% per annum. In the case of both term facilities and the revolving facility, LIBOR can be no less than 1.00% per annum.
The bank facilities are subject to: (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness, excess cash flow (as described in more detail below), and abandonment or termination of certain pending acquisitions (as described in more detail below); (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments (as described in more detail below), asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital.
The bank facilities include the requirement to prepay the aggregate principal amount of the bank facilities in the amount of 50% of “Excess Cash Flow” (as defined in the bank facilities), subject to reduction based on the First Lien Leverage Ratio (as defined in the bank facilities).
The first lien term facility is subject to mandatory prepayment if certain of the pending acquisitions are abandoned or terminated in the aggregate of $80.0 million as follows: (i) with respect to the ICH acquisition, $15.0 million; (ii) with respect to the Hatteras acquisition, $31.0 million; and (iii) with respect to the Summit acquisition, $34.0 million.
The bank facilities provide for customary events of default and also provide for an event of default if: (i) an amount sufficient to repay the First Allied notes is not deposited in the special escrow upon the earlier to occur of the closing of our pending securities offering and August 27, 2014; or (ii) First Allied does not repay the outstanding First Allied indebtedness by July 28, 2014.
Our obligations under the bank facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of our direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers, provided that the guarantees by First Allied and its guarantor subsidiaries will not become effective until following repayment of the outstanding First Allied indebtedness, which is required to occur by July 28, 2014. We, together with the guarantors (other than First Allied and its guarantor subsidiaries, until their guarantees become effective as described in the immediately preceding sentence), have pledged substantially all of our assets to secure the bank facilities, subject to certain exceptions.
The restricted payments covenant prohibits payment of dividends by RCS Capital Management, RCAP Holdings us and our subsidiaries, subject to certain exceptions, including, among others, (i) certain payments to parent companies and ratable payments to equity holders of non-wholly owned companies, (ii) payments used to retire equity interests held by directors, officers, employees or members of management, consultants or independent contractors, subject to a cap of $10.0 million in any calendar year (with unused amounts permitted to be carried over and used in the subsequent calendar year) plus the proceeds of any key-man life insurance policies in any calendar year, (iii) payments used to repurchase equity interests of direct or indirect parents deemed to occur upon the noncash exercise of stock options, warrants or similar equity incentive awards, (iv) payments in an aggregate amount not to exceed a dollar cap of $10.0 million, plus a basket comprised of a portion of retained excess cash flow, returns on certain investments, and certain other amounts available to us under the terms of the bank facilities, subject to a leverage test of 1.00 to 1.00 (with respect to dividends to affiliates) and 1.25 to 1.00 (with respect to dividends to non-affiliates), (v) cash payments in lieu of fractional shares in connection with a dividend, split or combination of equity interests or permitted acquisition, (vi) payments of dividends and distributions within 60 days after the date such dividends and distributions are declared if otherwise permitted, (vii) other payments not exceeding an amount of pre-closing retained earnings, subject to a cap and a leverage test, (viii) redemptions by us of our equity interests in exchange for another class of equity interest or rights to acquire equity interests or with proceeds from substantially concurrent equity contributions or issuances of new shares of equity interests, and (ix) certain distributions in respect of taxes in an amount up to $2.0 million per fiscal year
The Luxor Financings
As part of the Cetera financings, on April 29, 2014, we, RCAP Holdings, Luxor and certain of its affiliates entered into a securities purchase agreement pursuant to which Luxor purchased certain securities convertible into shares of our Class A common stock, which we refer to as the Luxor securities, in a private offering and agreed to purchase shares of our Class A common stock, which we refer to as the Luxor common stock, in the concurrent private offering. We also made certain other agreements with Luxor, some of which are described in more detail below.

The Luxor securities consist of $120.0 million (face amount) of 5% convertible notes, or the convertible notes, issued at a price of $666.67 per $1,000 of par value (for gross proceeds to us upon issuance of $80.0 million) and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock, or the convertible preferred stock, issued at a price of 88.89% of the liquidation preference per share (for gross proceeds to us upon issuance of $240.0 million).
The stock purchase agreement further provides that in no event will the Luxor affiliates be allowed to accept an aggregate number of shares of our Class A common stock purchased in the concurrent private offering and upon conversion of the convertible preferred stock and convertible notes that collectively exceeds 9.9% of the number of shares of our Class A common stock outstanding on April 28, 2014 (as appropriately adjusted for stock splits, stock dividends, combinations, recapitalizations and the like). As of April 28, 2014, there were 28,317,237 shares of our Class A common stock outstanding, and the Luxor affiliates did not own any Class A common stock or any other securities issued by us. We and the Luxor affiliates have also agreed that this provision can be waived by the Luxor affiliates on 65 days’ notice to us.
The proceeds from the Luxor securities were used by us to pay a portion of the consideration to be paid in the Cetera acquisition, to refinance certain existing indebtedness and existing indebtedness of Cetera and to pay related fees and expenses.
We will pay certain premiums, fees and expenses in the aggregate amount of $20.0 million in connection with the Luxor financings, all of which will be paid from the proceeds of our pending securities offering and the concurrent private offering.
The Luxor common stock
If we raise at least $150.0 million in gross proceeds in our pending securities offering, Luxor has agreed to purchase, at the same price as the shares sold in the offering, $50.0 million of Class A common stock from us, in a concurrent private offering. If we raise less than $150.0 million in gross proceeds in our pending securities offering, Luxor has agreed to purchase a number of shares of our Class A common stock the proceeds from which are equivalent to one-third of the gross proceeds actually received by us from our pending securities offering. In either event, we refer to the shares of our Class A common stock to be purchased by Luxor as the Luxor common stock.
The Luxor securities
On the same day, also in connection with the closing of the Cetera acquisition, the Company issued $120.0 million (face amount) of 5% Convertible Notes (the “Convertible Notes”) at a price of $666.67 per $1,000 of par value, for gross proceeds to the Company upon issuance of $80.0 million and $270.0 million (aggregate liquidation preference) of 7% Convertible Preferred Stock (the “Convertible Preferred Stock”) to Luxor at a price of 88.89% of the liquidation preference per share, for gross proceeds to the Company upon issuance of $240.0 million.

•
The Convertible Notes.   On April 29, 2014, we issued $120.0 million aggregate principal amount of convertible notes to affiliates of Luxor in a private placement. The convertible notes are our senior unsecured obligations, but they are subordinate to the bank facilities and any refinancing thereof. The convertible notes are convertible at the option of the holder, and to the extent permitted by the bank facilities, into shares of our Class A common stock, at a conversion price equal to the lower of (i) $21.18 per share of Class A common stock, and (ii) 115% of the price of the shares of our Class A common stock sold in our pending securities offering, subject to adjustment pursuant to customary anti-dilution provisions. The convertible notes mature on November 1, 2021 and bear interest at a rate of 5.00% per annum.

The convertible notes contain customary events of default and negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments (with similar, but less restrictive exceptions as the bank facilities), asset dispositions, acquisitions and transactions with affiliates. The convertible notes are not redeemable by us prior to their maturity date without the consent of Luxor.

•
The Convertible Preferred Stock.   On April 29, 2014, we issued 14,657,980 shares of convertible preferred stock to affiliates of Luxor in a private placement. The shares of convertible preferred stock issued to Luxor are entitled to a dividend of 7.00% of the liquidation preference and a dividend of 8.00% of the liquidation preference if a monthly dividend is not paid in cash on the dividend payment date. The shares of convertible preferred stock are convertible, at Luxor’s option, into shares of our Class A common stock, at the lower of (i) a 2% discount to VWAP, of our Class A common stock for the ten trading days prior to the date of Luxor’s election to convert; (ii) a 2% discount to the closing price of our Class A common stock on the date of Luxor’s election to convert; and (iii) $20.26, the fixed conversion price. If (1) both the one-day VWAP and the daily closing price of our Class A common stock for the prior 30 consecutive trading days exceeds 2.5 times the fixed conversion price, and (2) at least $10 million of our Class A common stock is traded each day for 30 consecutive days at any time after the first two years from the issuance date of the convertible preferred stock, then we may require that Luxor convert the convertible preferred stock into shares of our Class A common stock at the same price as set forth above. Accrued and unpaid dividends on the convertible preferred stock are also entitled to the same liquidation preference and are convertible into additional shares of our Class A common stock on the same terms as actual shares of convertible preferred stock.

The terms of the convertible preferred stock set forth in the related certificate of designation include negative covenants relating to the issuance of additional preferred securities, amending the provisions of certificate of designation, affiliate transactions and the incurrence of indebtedness.
On April 29, 2014, the members of RCAP Holdings entered into a put agreement with Luxor and its affiliates who purchased the convertible preferred stock. Pursuant to this agreement, at any time during the 90-day period beginning on October 29, 2015, the members of RCAP Holdings have agreed to purchase from Luxor 50% (to be reduced based upon the gross proceeds received by us in any public offering of our Class A common stock) of the convertible preferred stock in cash at Luxor’s request. This put right is secured by a negative pledge on the members of RCAP Holdings’ shares of ARCP and/or units of ARCP’s operating partnership with a value, as of the date of the issuance of the convertible preferred stock, equal to such RCAP Holdings member’s pro rata portion of the cash payment required to be made to Luxor pursuant to its put right.
Other agreements with Luxor
As a condition for Luxor entering into the Luxor commitment, we, and certain of our affiliates, have also made certain other agreements with Luxor, some of which are described in more detail below.

•
Registration rights. We have agreed to file with the SEC a continuously effective resale registration statement for the shares of our Class A common stock issued to Luxor in the concurrent private offering and for the shares of our Class A common stock issuable upon conversion of the convertible preferred stock and the convertible notes issued to Luxor in connection with the Cetera financings by June 14, 2014.

•
Membership Interest in RCS Capital Management. On April 29, 2014, Luxor purchased 23.5% (subject to downward adjustment to no less than 17.5% based upon the gross proceeds received by us in a well-marketed, underwritten public offering, such as our pending securities offering) of the membership interests in RCS Capital Management, or the Luxor percentage interest, for $15.3 million.

We have also entered into a put/call agreement with Luxor whereby, subject to certain conditions, (i) we have the right to repurchase the Luxor percentage interest from Luxor in exchange for its fair market value (as determined by us and Luxor pursuant to the agreement) in shares of our Class A common stock (or a cash equivalent); and (ii) Luxor has the right to require us to purchase the Luxor percentage interest in exchange for a number of shares of our Class A common stock (or a cash equivalent) that is equal to 15% multiplied by the then existing Luxor percentage interest multiplied by the then outstanding number of shares of our Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and convertible preferred stock). The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, AR Capital, LLC, RCS Holdings and RCAP Equity, LLC) may elect to purchase all of the Luxor percentage interest offered to us for an amount equal to the value of the Class A common stock required to be delivered by us for cash, shares of our Class A common stock or a combination thereof. If we are prohibited by the bank facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms.

•
Board rights. Luxor has the right to designate an independent director to our board of directors and appoint a board observer for as long as Luxor owns at least $25.0 million of convertible preferred stock. Pursuant to this right, our board approved the appointment of Mr. Jeffrey Brown as one of our independent directors and a board observer, effective as of February 10, 2014. Additionally, if, after April 29, 2016, we are more than 18 months in arrears on the payment of dividends the convertible preferred stock and Luxor still owns at least 50% of the outstanding convertible preferred stock, and subject to certain exceptions, Luxor will be entitled to appoint an additional director to our board of directors, which director’s term will end upon us becoming current on the payment of dividends. In addition, if at any time Luxor owns at least 50% of the outstanding convertible preferred stock and there is a Bankruptcy Event (as defined in the certificate of designation) or an acceleration of the obligations under the bank facilities, Luxor will be entitled to appoint one additional director to our board of directors, which director’s term will end when we cure such acceleration or Bankruptcy Event.

•
Restrictive covenants .  RCAP Holdings, RCS Capital Management and the members of RCAP Holdings (who are also members of RCS Capital Management, AR Capital, LLC, RCAP Equity, LLC and RCS Holdings) entered into a restrictive covenants agreement pursuant to which the members of RCAP Holdings agreed, subject to certain exceptions, not to compete with or solicit employees from us for a period of two years from the date of Luxor’s commitment to provide the Luxor financings, or until January 16, 2016, subject to certain termination events.

•
Corporate reorganization .  RCAP Holdings and the members of RCAP Holdings agreed with Luxor to use their reasonable best efforts to cause us to undertake a corporate reorganization whereby RCAP Holdings will; (i) contribute its equity interest in First Allied to us, which we expect will occur through the completion of the First Allied acquisition; (ii) exchange substantially all of its membership interests in all our subsidiaries for our Class A common stock; and (iii) agree to the cancellation of all of our Class B common stock owned by it, except that it will be permitted to retain a nominal amount of our Class B common stock. All of these agreements were contemplated and approved by our board of directors on January 12, 2014 and were, except for the First Allied acquisition (which was subsequently approved by our board of directors), implemented as part of the Restructuring Transactions.

RCAP Holdings and the members of RCAP Holdings also agreed with Luxor to use their reasonable best efforts to cause us to amend the rights of our Class B common stock to modify the anti-dilution provisions of our Class B common stock subject to the approval of our board of directors, or pursuant to a vote of our stockholders, so that, beginning 24 months after the consummation of the corporate reorganization, or February 11, 2016, and subject to obtaining the affirmative vote of all outstanding common stock (other than any outstanding Class B common), we may redeem RCAP Holdings’ (or the members of RCAP Holdings’) beneficial ownership of any outstanding Class B common stock owned by RCAP Holdings for cash in the following amounts: (i) $50.0 million, if at the time of election the closing price of our Class A common stock is equal to or less than $30 per share; or (ii) $50.0 million plus a prorated incremental amount, if at the time of election the closing price of our Class A common stock is greater than $30 per share.
The RCAP Holdings Member Commitment
Concurrently with the execution of the Cetera merger agreement on January 16, 2014, we entered into a commitment letter, or the RCAP Holdings member commitment, with the members of RCAP Holdings. The RCAP Holdings member commitment provides for the members of RCAP Holdings to purchase, in a private offering, and at the same price as the shares sold in any well-marketed, underwritten public offering, $10.0 million of our Class A common stock from us. The RCAP Holdings member commitment was not required to complete the Cetera financings at the closing of the Cetera acquisition.
The obligation of members of RACP Holdings to purchase these shares was conditioned on: (i) our completion of a well-marketed, underwritten public offering; and (ii) the purchase of the Luxor common stock by Luxor.

The RCAP Holdings member commitment also provides for an additional equity commitment related to the Luxor common stock. The members of RCAP Holdings have agreed that if prior to the closing of the Cetera acquisition, (i) we did not complete a well-marketed, underwritten public offering, or (ii) if Luxor purchased less than $50.0 million of Luxor common stock, the members of RCAP Holdings will purchase additional shares of our Class A common stock such that the combined net proceeds to us from the Luxor common stock and the additional equity commitment will be at least $50.0 million.
The proceeds from these financings would have been used by us to pay a portion of the consideration to be paid in the Cetera acquisition, but they were not required to complete the Cetera acquisition because we were able to obtain sufficient financing from other services. In addition, Luxor's commitment to provide the Luxor financings was amended on April 29, 2014 to remove the condition to Luxor's commitment to purchase the Luxor common stock that RCAP Holdings was required to concurrently purchase, in a private offering, and at the same price as the shares sold in any well-marketed, underwritten public offering, $10.0 million of Class A common stock.
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
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into bank facilities with Barclays, Bank of America and other lenders. The bank facilities consist of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years.
The first lien term loan includes an original issue discount of 1% for gross proceeds to us upon incurrence of $569.3 million, the second lien term facility includes an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million and no amounts under the revolving facility were drawn down at the closing of the Cetera financings.
The first lien facility has an interest rate equal to LIBOR plus 5.5% per annum, the revolving facility has an initial interest rate equal to LIBOR plus 5.50% per annum, which may be reduced to 5.25% if the First Lien Leverage Ratio (as defined in the bank facilities) is less than or equal to 1.25 to 1.00 and the second lien term facility has an interest rate equal to LIBOR plus 9.5% annum. In the case of both term facilities, LIBOR can be no less than 1% per annum. A rising interest rate could have an adverse impact as our interest rate could increase.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by the Quarterly Report on Form 10-Q (the "Form 10-Q") and determined that the disclosure controls and procedures are effective. We have identified several significant deficiencies in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The significant deficiencies identified in our internal control over financial reporting do not individually or in the aggregate constitute a material weakness and do not affect the determination that the disclosure controls and procedures are effective.

RCS Capital Corporation and Subsidiaries
March 31, 2014

Change in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCS Capital Corporation and Subsidiaries
March 31, 2014

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company is not a party to any material legal proceedings.
Item 1A. Risk Factors
Information regarding our risks is set forth under the heading "Risk Factors" in the prospectus included in our Registration Statement on Form S-1, as amended (File No. 333-193925), and is incorporated herein by reference.
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
March 31, 2014

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	May 15, 2014	By:	/s/ WILLIAM M. KAHANE
William M. Kahane
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 15, 2014	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
March 31, 2014

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of RCS Capital Corporation.
3.2(2)	Corrected Second Amended and Restated Certificate of Incorporation of RCS Capital Corporation.
3.3(3)	Certificate of Designation for the 7.0% Series A Convertible Preferred Stock, filed April 29, 2014.
4.1(3)	Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
4.2(4)
First Supplemental Indenture, dated as of May 5, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to the Pre-Effective Amendment No. 3 to Form S-1 filed by RCS Capital Corporation on May 6, 2014).

10.24(5)†	First Amendment to Agreement and Plan of Merger, dated as of March 17, 2014, by and among RCS Capital Corporation, Dolphin Acquisition, LLC and Summit Financial Services Group, Inc.
10.25(2)†	Contribution Agreement, dated as of April 3, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
10.26(3)†	Reimbursement Agreement, dated as of April 28, 2014, by and between RCAP Holdings, LLC and RCS Capital Corporation.
10.27(3)†
Amendment No. 1 to the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement, dated April 28, 2014, by and among RCS Capital Corporation, RCS Capital Holdings LLC and RCS Capital Management, LLC.

10.28(3)†
First Lien Credit Agreement, dated as of April 29, 2014, by and among RCS Capital Corporation, RCS Capital Management, LLC, RCAP Holdings, LLC, the Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Bookrunners.

10.29(3)†
Second Lien Credit Agreement, dated as of April 29, 2014, by and among RCS Capital Corporation, RCS Capital Management, LLC, RCAP Holdings, LLC, the lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, as Syndication Agent, and Bank of America, N.A. and Barclays Bank PLC, as Joint Lead Arrangers and Bookrunners.

10.30 (3)†	Securities Purchase Agreement, dated April 29, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group LP and certain other Investors identified therein.
10.31(3)†
Put & Call Agreement, dated as of April 29, 2014, by and among Luxor Capital Partners, LP, Blue Sands LLC, Blue Sands B Inc., Blue Sands C Inc., Blue Sands D. Inc., RCS Capital Corporation and the existing members of RCS Capital Management, LLC.

10.32(3)†
Agreement, dated as of April 29, 2014, by and between RCS Capital Management, LLC, RCS Capital Corporation, Nicholas S. Schorsch, William M. Kahane, Shelley D. Schorsch, Peter M. Budko, Edward M. Weil, Jr. and Brian S. Block.

31.1*
Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

RCS Capital Corporation and Subsidiaries
March 31, 2014

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

99.1(6)	Registration Statement on Form S-1 (Reg. No. 333-193925).
101*
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________

(1)	Filed as an exhibit to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on March 14, 2014

(2)	Filed as an exhibit to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2014

(3)	Filed as an exhibit to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on May 2, 2014

(4)	Incorporated by reference to Exhibit 4.3 to the Pre-Effective Amendment No. 3 to RCS Capital Corporation's Registration Statement on Form S-1 (Reg. No. 333-193925), filed with the SEC on May 6, 2014

(5)	Filed as an exhibit to RCS Capital Corporation’s Current Report on Form 8-k filed with the SEC on March 18, 2014.

(6)	Incorporated by reference to Pre-Effective Amendment No. 4 to RCS Capital Corporation's Registration Statement on Form S-1 (Reg. No. 333-193925), filed with the SEC on May 14, 2014.
*     Filed herewith.

†	Pursuant to Item 601(b)(2) of Regulation S-K, RCS Capital Corporation agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request