Form 10-Q
period 2014-06-30
RCS Capital Corp
filed 2014-08-14
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on August 14, 2014 was 65,272,174 shares and one share, respectively.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
June 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares and par value amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$443,113	$70,059
Restricted cash	26,000	—
Cash and securities segregated under federal and other regulations	5,999	—
Available-for-sale securities	445	8,528
Trading securities	9,661	7,708
Fees and commissions receivable:
Due from related parties	1,579	1,072
Due from non-related parties	77,181	13,565
Reimbursable expenses receivable:
Due from related parties	13,439	18,772
Due from non-related parties	193	584
Receivable from customers	18,243	—
Investment banking fees receivable:
Due from related parties	2,466	21,420
Due from non-related parties	3,375	—
Receivables from broker, dealers, clearing organizations and other	13,421	4,383
Due from RCAP Holdings and other related parties	913	8,151
Prepaid expenses	15,952	4,139
Property and equipment (net of accumulated depreciation of $1,933 and $350, respectively)	23,005	1,883
Deferred compensation plan investments	79,611	—
Notes receivable (net of allowance of $739 and $424, respectively)	66,342	13,270
Deferred financing fees	31,036	—
Intangible assets (net of accumulated amortization of $17,424 and $1,892)	1,114,716	83,005
Goodwill	395,242	79,986
Other assets	47,364	—
Total assets	$2,389,296	$336,525

Liabilities, Mezzanine Equity and Stockholders’ Equity
Payable to customers	$20,805	$—
Payable to broker-dealers	20,639	1,259
Commissions payable	98,598	12,081
Accrued expenses and accounts payable:
Due to related parties	3,265	5,894
Due to non-related parties	67,182	36,961
Deferred revenue	13,994	4,169
Derivative contracts	94,327	—
Other liabilities	42,073	758
Deferred compensation plan accrued liabilities	79,030	—
Net deferred tax liability	286,819	23,567
Contingent and deferred consideration	48,889	2,180
Long-term debt	818,703	33,302
Total liabilities	1,594,324	120,171

Mezzanine Equity
Convertible preferred stock $0.001 par value, 100,000,000 shares authorized, 14,657,980 issued and outstanding as of June 30, 2014, and no shares authorized, issued and outstanding as of December 31, 2013	275,510	—

Stockholders’ Equity
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 63,209,261 issued and outstanding as of June 30, 2014, and 100,000,000 shares authorized, 13,764,929 issued and outstanding as of December 31, 2013	63	14
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of June 30, 2014, and 100,000,000 shares authorized, 24,000,000 issued and outstanding as of December 31, 2013	—	24
Additional paid-in capital	509,191	180,528
Accumulated other comprehensive loss	7	(46)
Retained earnings	—	1,164
Total stockholders’ equity	509,261	181,684
Non-controlling interest	10,201	34,670
Total liabilities, mezzanine and stockholders’ equity	$2,389,296	$336,525
See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Selling commissions:
Related party products	$169,591	$103,754	$262,011	$228,314
Non-related party products	2	32,215	159	41,389
Dealer manager fees:
Related party products	78,632	67,878	123,070	140,695
Non-related party products	—	16,831	72	21,406
Retail commissions	169,805	—	223,118	—
Investment banking fees:
Related party products	17,677	4,480	49,409	7,970
Non-related party products	3,375	—	3,375	—
Advisory and asset-based fees (non-related party)	102,881	—	137,025	—
Transfer agency revenue (related party products)	5,638	2,351	9,024	2,930
Services revenue:
Related party products	12,081	2,099	20,181	4,694
Non-related party products	86	204	166	300
Reimbursable expenses:
Related party products	1,819	190	7,870	920
Non-related party products	32	5	62	15
Other	76,806	9	82,843	14
Total revenues	638,425	230,016	918,385	448,647

Expenses:
Wholesale commissions:
Related party products	141,724	103,757	234,151	228,319
Non-related party products	2	32,215	152	41,389
Wholesale reallowance:
Related party products	21,623	16,574	35,616	35,597
Non-related party products	—	5,129	28	6,631
Retail commissions and advisory	253,132	—	321,602	—
Internal commissions, payroll and benefits	74,736	30,754	117,985	58,528
Conferences and seminars	7,441	7,238	13,459	12,219
Travel	1,557	1,069	3,720	2,046
Marketing and advertising	6,630	1,761	10,682	3,221
Professional fees:
Related party expense allocations	588	962	1,271	1,790
Non-related party expenses	8,107	—	12,149	—
Data processing	8,365	1,892	11,985	2,343
Quarterly fee (related party)	247	678	2,029	678
Acquisition-related costs	6,545	—	13,262	—
Interest expense	12,706	—	12,930	—
Occupancy	6,324	724	9,616	1,580
Depreciation and amortization	15,530	37	17,546	70
Service, sub-advisor and mutual fund expense	5,117	—	7,105	—
Outperformance bonus (related party)	2,559	105	9,709	105
Other related party expense allocations	825	517	1,496	780
Other non-related party expenses	5,355	—	7,528	—
Total expenses	579,113	203,412	844,021	395,296
Income before taxes	59,312	26,604	74,364	53,351
Provision for income taxes	10,840	160	13,743	160
Net income	48,472	26,444	60,621	53,191
Less: net income attributable to non-controlling interests	256	26,242	9,120	52,989
Less: preferred dividends and deemed dividend	198,077	—	198,077	—
Net (loss) income attributable to Class A common stockholders	$(149,861)	$202	$(146,576)	$202

Per Share Data
Net (loss) income per share attributable to Class A common stockholders (Note 15)
Basic	$(3.49)	$0.08	$(4.21)	$0.08
Diluted	$(3.59)	$0.08	$(4.53)	$0.08

Weighted-average basic shares	43,030,018	2,500,000	34,975,636	2,500,000
Weighted-average diluted shares	48,295,269	2,500,000	37,622,806	2,500,000
Cash dividend declared per common share	$0.18	$0.18	$0.36	$0.18
See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$48,472	$26,444	$60,621	$53,191
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	92	61	508	61
Total other comprehensive income, net of tax	92	61	508	61
Total comprehensive income	48,564	26,505	61,129	53,252
Less: Net comprehensive income attributable to non-controlling interests	256	26,297	9,575	53,044
Less: preferred dividends and deemed dividend	198,077	—	198,077	—
Net comprehensive income attributable to stockholders	$(149,769)	$208	$(146,523)	$208

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A common stock		Class B common stock
	Number of Shares	Par value	Number of Shares	Par value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non-Controlling Interest	Stockholders’ Equity and Non-controlling Interest
Balance, December 31, 2012	—	$—	—	$—	$—		$—	$—	$—	$—	$—
Net loss	—	—	—	—	—		(165)	—	(165)	—	(165)
Issuance of common stock	—	—	—	—	—		—	—	—	—	—
Distributions	—	—	—	—	—		—	—	—	—	—
Balance, June 9, 2013	—	—	—	—	—		(165)	—	(165)	—	(165)

Public offering of common stock, net of offering costs	2,500,000	3	—	—	43,027		—	—	43,030	—	43,030
Reorganization	—	—	24,000,000	24	—		165	—	189	33,506	33,695
Equity-based compensation	—	—	—	—	105		—	—	105	—	105
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—		—	6	6	55	61
Net income	—	—	—	—	—		202	—	202	5,535	5,737
Distributions to non-controlling interests	—	—	—	—	—		—	—	—	(13,590)	(13,590)
Dividends declared on Class A common stock	—	—	—	—	(248)		(202)	—	(450)	—	(450)
Balance, June 30, 2013	2,500,000	$3	24,000,000	$24	$42,884		$—	$6	$42,917	$25,506	$68,423

Balance, December 31, 2013	13,764,929	$14	24,000,000	$24	$180,528		$1,164	$(46)	$181,684	$34,670	$216,354
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	502
Net income	—	—	—	—	—		917	—	917	8,840	9,757
Balance, February 10, 2014	13,764,929	14	24,000,000	24	180,528		2,081	1	182,648	44,175	226,823

Exchange Transaction	23,999,999	24	(23,999,999)	(24)	44,676	(a)	—	—	44,676	(43,473)	1,203
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	9,499	9,499
Issuance of restricted stock awards	2,366,703	3	—	—	14,214		(5,243)	—	8,974	—	8,974
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—		—	6	6	—	6
Public offering of common stock, net of offering costs	19,870,248	20	—	—	373,851		—	—	373,871	—	373,871
Private offering of common stock, net of offering costs	2,469,136	2	—	—	47,725		—	—	47,727	—	47,727
Shares issued in connection with the Summit acquisition	498,884	—	—	—	10,431		—	—	10,431	—	10,431
Shares issued in connection with the J.P. Turner acquisition	239,362	—	—	—	4,860		—	—	4,860	—	4,860
Net income	—	—	—	—	(161,997)		14,504	—	(147,493)	280	(147,213)
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(280)	(280)
Dividend equivalents on restricted stock	—	—	—	—	(327)		(384)	—	(711)	—	(711)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		(10,958)	—	(15,728)	—	(15,728)
Balance June 30, 2014	63,209,261	$63	1	$—	$509,191		$—	$7	$509,261	$10,201	$519,462
_____________________
(a) Includes deferred tax impact of $1.2 million due to the Exchange.

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$60,621	$53,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,014	70
Amortization	15,532	—
Equity-based compensation	18,683	105
Deferred income taxes	2,465	—
Gain on the sale of available-for-sale securities	(171)	—
Deferred income tax on the unrealized gain on available-for-sale securities	—	(111)
Deferred income tax impact due to Exchange Transaction	1,203	—
Unrealized gain on derivative contracts	(58,452)	—
Deferred compensation plan investments, net	135	—
Other	368	—

Increase (decrease) resulting from changes in:
Cash and securities segregated under federal and other regulations	2,000	—
Trading securities	(1,209)	—
Fees and commissions receivable:
Due from related parties	(507)	(329)
Due from non-related parties	(16,109)	(409)
Reimbursable expenses receivable:
Due from related parties	5,333	(3,885)
Due from non-related parties	391	(577)
Receivable from customers	(8,220)	—
Investment banking fees receivable:
Due from related parties	18,954	(2,807)
Due from non-related parties	(3,375)	—
Receivables from broker, dealers, clearing organizations and other	(5,208)	—
Due from RCAP Holdings and related parties	7,238	(787)
Prepaid expenses	6,018	(639)
Change in notes receivable	(3,619)	—
Payable to customers	(6,588)	—
Payable to broker-dealers	17,507	4,334
Commissions payable	18,610	—
Accrued expenses and accounts payable:
Due from related parties	(2,629)	1,670
Due from non-related parties	(28,916)	6,947
Deferred revenue	(48,855)	4,082
Other assets and liabilities, net	(36,488)	949
Net cash (used) provided by operating activities	(43,274)	61,804

Cash flows from investing activities:
Purchases of available-for-sale securities	(215)	(10,000)
Proceeds from the sale of available-for-sale securities	9,013	—
Payment of contingent consideration	(507)	—
Purchase of property and equipment	(2,221)	(311)
Proceeds from the written put option	21,216	—
Change in restricted cash	(26,000)	—
Payment for Cetera acquisition, net of cash acquired	(891,101)	—
Payment for Summit acquisition, net of cash acquired	(33,374)	—
Payment for Hatteras acquisition, net of cash acquired	(29,195)	—
Payment for J.P. Turner acquisition, net of cash acquired	(2,615)	—
Payment for SK Research - intangible and fixed assets	(10,092)	—
Net cash used in investing activities	(965,091)	(10,311)

Cash flows from financing activities:
Proceeds from the issuance of term loans	685,633	—
Payments on long-term debt	(1,352)	—
Net proceeds from the issuance of convertible notes (including embedded derivative)	83,551	—
Net proceeds from issuance of convertible preferred stock (including embedded derivative)	197,504	—
Net proceeds from issuance of common stock	421,598	43,030
Distributions to non-controlling interest holders	—	(33,240)
Dividends paid	(5,515)	—
Net cash provided by financing activities	1,381,419	9,790

Net increase in cash	373,054	61,283
Cash and cash equivalents, beginning of period	70,059	12,683
Cash and cash equivalents, end of period	$443,113	$73,966

Supplemental disclosures:
Dividends declared but not yet paid	$14,409	$450
Cash paid for income taxes	$24,986	$53
Cash paid for interest	$9,577	$—

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

1. Organization and Description of the Company
Formation
RCS Capital Corporation (“we”, ”us”, “our company” or the “Company”) is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was initially formed to hold Realty Capital Securities, LLC (“Realty Capital Securities”), RCS Advisory Services, LLC (“RCS Advisory”) and American National Stock Transfer, LLC (“ANST”) (together known as the “Original Operating Subsidiaries”) and to grow business lines under the Original Operating Subsidiaries.
Initial Public Offering
On June 10, 2013, the Company closed its initial public offering (the “IPO”) of Class A common stock, par value $0.001 per share (“Class A common stock”), in which it sold 2,500,000 shares of Class A common stock at $20.00 per share, resulting in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. Class A common stock entitles holders to one vote per share and full economic rights (including rights to dividends, if any, and distributions upon liquidation). Holders of Class A common stock hold 100% of the economic rights and a portion of the voting rights of the Company. Concurrently with the closing of the IPO on June 10, 2013, the Company underwent a reorganization, in which RCAP Holdings, LLC (“RCAP Holdings”) received 24,000,000 shares of Class B common stock, par value $0.001 per share (“Class B common stock”), in exchange for 100 unclassified shares in the Company previously purchased by RCAP Holdings.
Concurrently with the commencement of the IPO, the Original Operating Subsidiaries also underwent a reorganization (the “subsidiary reorganization”), in which a new class of operating subsidiary units called “Class A Units,” which entitle the holders thereof to voting and economic rights, were issued to the Company, and a new class of operating subsidiary units called “Class B Units,” which entitle the holder thereof to economic rights but not voting rights, were issued to RCAP Holdings. Also created were “Class C Units” and “LTIP Units.” After the subsidiary reorganization and IPO, through their ownership of Class A Units and Class B Units, the Company owned a 9.4% economic interest in the Original Operating Subsidiaries and RCAP Holdings owned a 90.6% economic interest in the Original Operating Subsidiaries. Prior to the subsidiary reorganization and IPO, RCAP Holdings held a 100% interest in each of the Original Operating Subsidiaries and the Company.
Upon completion of the subsidiary reorganization and the IPO in June of 2013, the Company became the managing member of the Original Operating Subsidiaries and the Company assumed the exclusive right to manage and conduct the business and affairs of the Original Operating Subsidiaries and to take any and all actions on their behalf in such capacity. As a result, the Company consolidated the financial results of the Original Operating Subsidiaries with its own financial results. Net profits and net losses of the Original Operating Subsidiaries were allocated to their members pro rata in accordance with the respective percentages of their membership interests in the Original Operating Subsidiaries. Because the Company and the Original Operating Subsidiaries were under common control at the time of the subsidiary reorganization, the Company’s acquisition of control of the Original Operating Subsidiaries was accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of the Original Operating Subsidiaries have been included in the Company’s consolidated financial statements from the date of common control.
Restructuring Transactions
On February 11, 2014, the Company entered into certain additional corporate restructuring transactions (the “Restructuring Transactions”) involving the Company, RCAP Holdings, the Original Operating Subsidiaries, and RCS Capital Management, LLC (“RCS Capital Management”) to help simplify the Company’s corporate structure.
As an initial step in the Restructuring Transactions, on February 11, 2014, the Company entered into a First Amendment to the Exchange Agreement (the “Amendment”) with RCAP Holdings. The purpose of the Amendment was to amend the Exchange Agreement dated as of June 10, 2013 so as to permit an exchange by RCAP Holdings of one Class B Unit of each of the Original Operating Subsidiaries (each such unit, an “Original Operating Subsidiaries Unit”) for shares of Class A common stock and the related cancellation of a corresponding number of shares of Class B common stock, par value $0.001 per share.
On February 11, 2014, also as part of the Restructuring Transactions, RCAP Holdings elected to exchange 23,999,999 Original Operating Subsidiaries Units for 23,999,999 shares of Class A common stock (the “Exchange”). After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings held 24,051,499 shares of Class A common stock and one share of Class B common stock, which entitled RCAP Holdings, in the aggregate, to 90.76% of the economic rights in the Company and 95.38% of the voting power of the Class A common stock and Class B common stock voting together as a single class. As a result, RCAP Holdings was entitled to both economic and voting rights.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Also in connection with the Restructuring Transactions, the Company formed RCS Capital Holdings, LLC (“RCS Holdings”), a Delaware limited liability company. In connection with the formation of RCS Holdings, on February 11, 2014, (a) the Company entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) with RCS Capital Management and RCS Holdings, pursuant to which the Company contributed to RCS Holdings 26,499,999 Class A Units of each of the Original Operating Subsidiaries (collectively, the “Class A Operating Subsidiary Units”) in exchange for 26,499,999 Class A RCS Holdings Units (as defined below), and (b) RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units of the Original Operating Subsidiaries (the “Operating Subsidiary LTIP Units”) in exchange for 1,325,000 RCS Holdings LTIP Units.
Pursuant to the RCS Capital Holdings LLC Agreement, there are three authorized classes of equity interests in RCS Holdings, designated as “Class A Units” (“Class A RCS Holdings Units”), “Class C Units” (“Class C RCS Holdings Units) and “LTIP Units” (“RCS Holdings LTIP Units”). In connection with the execution of the RCS Capital Holdings LLC Agreement and the Contribution and Exchange Agreement, 100% of the Class A RCS Holdings Units were issued to the Company and 100% of the RCS Holdings LTIP Units were issued to RCS Capital Management. The Class A RCS Holdings Units issued to the Company are fully vested, are not subject to any put and call rights, and entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation).
2014 Public Offering
On June 10, 2014, the Company issued 19,000,000 shares of Class A common stock in a public offering (the “public offering”). In connection with the public offering, the Company granted the underwriters the option to purchase up to 3,600,000 additional shares of Class A common stock to cover over-allotments, if any, for a period of 30 days. On June 18, 2014, the underwriters purchased an additional 870,248 shares at the public offering price per share pursuant to the over-allotment option.
Recent and Pending Acquisitions
During the three months ended June 30, 2014, the Company completed the acquisitions (collectively, the “recent acquisitions”) of Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (collectively, “J.P. Turner”), Hatteras Funds Group (“Hatteras”) and First Allied Holdings Inc. (“First Allied”) (collectively, the acquired businesses”). As of June 30, 2014, the acquisitions (collectively, the “pending acquisitions” and together with the recent acquisitions the “recent and pending acquisitions”) of Investors Capital Holdings, Ltd. (“ICH”) and Validus/Strategic Capital Partners, LLC (“StratCap”) were pending. All of the recent and pending acquisitions have been or will be accounted for using the purchase method of accounting except for the First Allied acquisition.
The First Allied acquisition, which closed on June 30, 2014, was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented restated financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. Therefore, First Allied’s results for the three and six months ended June 30, 2013 are not included in the Company’s results but First Allied’s results for the three and six months ended June 30, 2014 are included in the Company’s results. See Notes 2 and 3 for more information.
The Company’s results of operations only include the results of operations of Cetera, Summit, J.P. Turner and Hatteras beginning on the date of each company’s acquisition. See Note 2 for more information on each of the recent acquisitions.
Operating Subsidiaries other than the Recent Acquisitions
Realty Capital Securities, a limited liability company organized in Delaware, is a wholesale broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is the securities broker-dealer for proprietary products sponsored by AR Capital, LLC (an entity under common control) and other entities under common control, consisting primarily of non-traded real estate investment trusts (“REITs”), as well as a closed-end real estate securities fund, an open-end real estate securities fund and a non-traded business development company fund and, from time to time, programs not sponsored by AR Capital, LLC. Realty Capital Securities also provides investment banking advisory services and capital markets services to related and non-related party issuers of public securities in connection with strategic alternatives related to potential liquidity events and other capital markets and mergers and acquisition corporate transactions. Realty Capital Securities markets securities throughout the United States by means of a national network of broker-dealers and their registered representatives.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

RCS Advisory was organized in Delaware in December 2012 as a limited liability company and commenced operations in January 2013 as a transaction management services business. RCS Advisory provides a range of services to alternative investment programs and other investment vehicles, including offering registration and blue sky filings advice with respect to SEC and FINRA registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events, training and education, conference management and strategic advice in connection with liquidity events and other strategic transactions.
ANST was organized in Delaware in November 2012 as a limited liability company and commenced operations in January 2013 as an SEC-registered transfer agent. ANST acts as a registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored or co-sponsored directly or indirectly by AR Capital, LLC using third-party service providers.
SK Research, LLC (“SK Research”) was organized in Delaware in March 2014. On March 10, 2014, the Company announced the hiring of due diligence and research professionals Todd D. Snyder and John F. Kearney, formerly of Snyder Kearney, LLC, as part of an initiative to launch a new division of RCAP’s research platform, dedicated to alternative investment programs. SK Research provides focused intelligence and due diligence on non-traditional investment products. The Company has made an upfront payment to acquire the rights to use the business name and web-based publications of Messrs. Snyder and Kearney and certain related fixed assets. The Company has also entered into employment agreements with Messrs. Snyder and Kearney and with certain members of their team.
2. Recent and Pending Acquisitions
During the three months ended June 30, 2014, the Company completed the acquisitions of Cetera, Summit, J.P. Turner, Hatteras and First Allied. The recent acquisitions were made in order for the Company to diversify its revenue stream and product offerings. The resulting goodwill associated with the recent acquisitions is made up of synergies related to higher strategic partner and financial advisor revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the consolidation of the Company’s clearing platforms, the elimination of duplicative public company expenses and other factors.
As of June 30, 2014, the acquisitions of ICH and StratCap were pending.
Details of each recent and pending acquisition are as follows:
Cetera Financial Holdings
On April 29, 2014, the Company completed the acquisition of Cetera. The purchase price was $1.15 billion (subject to certain adjustments); the Company paid $1.13 billion in cash after adjustments. Cetera is a financial services holding company formed in 2010 that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors, Cetera Advisor Networks, Cetera Investment Services and Cetera Financial Specialists. The acquisition, including related costs, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan, the issuance of $120.0 million (face value) convertible notes and $270.0 million (aggregate stated liquidation value) of convertible preferred securities, as described in further detail in Notes 9 and 11, and cash on hand.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The preliminary assignment of the total consideration for the Cetera acquisition as of the date of the acquisition was as follows:

Cash and cash equivalents	$241,641
Cash and segregated securities	7,999
Trading securities	741
Receivables	49,883
Property and equipment	20,079
Prepaid expenses	15,083
Deferred compensation plan investments	76,010
Notes receivable	45,175
Other assets	36,553
Accounts payable	(94,074)
Accrued expenses	(32,421)
Other liabilities	(112,979)
Deferred compensation plan accrued liabilities	(75,294)
Total fair value excluding goodwill and intangible assets	178,396
Goodwill	259,646
Intangible assets	942,991
Deferred tax liability	(248,291)
Total consideration	$1,132,742
As of June 30, 2014, approximately $20.0 million of the goodwill from Cetera’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Cetera consideration consisted of the following (in thousands):

Cash paid by the Company	$1,132,742
Adjustments	17,258
Total adjusted purchase price	$1,150,000
The results of operations of the Company include the results of operations of Cetera from April 29, 2014, the acquisition date, to June 30, 2014 which reflects $200.8 million in revenues and a $3.5 million loss before taxes.
The Company’s supplemental pro forma results of operations for Cetera for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Total revenues	$595.2	$458.5
Loss before taxes	(86.9)	(55.8)
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets and interest expense. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
Summit Financial Services Group
On June 11, 2014, the Company completed the acquisition of Summit. Summit was a public company that had financial advisors providing securities brokerage and investment retail advice in the United States with its common stock listed on the OTC Markets Group, Inc. under the symbol “SFNS.”

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Pursuant to the merger agreement, each share of Summit common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive $1.588 in merger consideration, which consisted of cash and Class A common stock. Summit shareholders who received merger consideration were also entitled to receive the pro rata portion of certain tax refunds generated after the closing of the merger as a result of certain net operating losses expected to be incurred by Summit in 2014 and which were not acquired by the Company pursuant to the merger agreement. The aggregate amount of these refunds is currently estimated to be approximately $2.5 million, or approximately $0.06 per share of Summit common stock, and will be paid (without interest) no later than June 30, 2015.
As consideration in the merger, the Company issued 498,884 shares of Class A common stock pursuant to a registration statement on Form S-4 and paid a consideration in cash of $38.6 million, which does not include cash distributed by Summit to its shareholders. The aggregate consideration paid was $46.7 million which is inclusive of the cash distributed by Summit.
The preliminary assignment of the total consideration for the Summit acquisition as of the date of the acquisition was as follows:

Cash and cash equivalents	$13,353
Receivables	3,147
Property and equipment	362
Prepaid expenses	1,531
Notes receivable	1,585
Other assets	3
Accounts payable	(7,465)
Accrued expenses	(3,099)
Total fair value excluding goodwill and intangible assets	9,417
Goodwill	28,997
Intangible assets	31,240
Deferred tax liability	(12,496)
Total consideration	$57,158
As of June 30, 2014, all of the goodwill from the Summit acquisition is deductible for income tax purposes.
The total Summit consideration consisted of the following (in thousands):

Cash paid by the Company	$46,727
Stock issued by the Company	10,431
Total consideration	$57,158
The results of operations of the Company include the results of operations of Summit from June 11, 2014, the acquisition date, to June 30, 2014 which reflects $5.3 million in revenues and a $0.8 million loss before taxes.
The Company’s supplemental pro forma results of operations for Summit for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Total revenues	$47.7	$39.6
Income (loss) before taxes	(5.5)	1.0
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

J.P. Turner & Company
On June 12, 2014, the Company completed the acquisition of J.P. Turner for cash in the aggregate amount of $12.8 million, subject to post-closing adjustments, plus 239,362 shares of Class A common stock. J.P. Turner is a retail broker-dealer and investment adviser which also offers a variety of other services, including investment banking.
Pursuant to the purchase agreement, on June 12, 2015 (the one-year anniversary of the closing date of the J.P. Turner purchase), the Company will make an additional aggregate cash payment of $7.6 million to the sellers and issue to the sellers an aggregate number of shares of Class A common stock equal to (i) $3.2 million divided by (ii) the average of the per share closing price of Class A common stock for the five trading days ending on the trading day immediately prior to June 12, 2015.
 Pursuant to the purchase agreement, the Company also has agreed to make earn-out payments to the sellers with respect to each of the fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016, based on the achievement of certain agreed-upon revenue or earnings before interest, taxes and depreciation and amortization (“EBITDA”) performance targets in those years (subject to an annual combined minimum performance hurdle of 8.0% and an annual dollar cap of $2.5 million). Each earn-out payment, if any, will be made by the Company 50% in cash and 50% in the form of Class A common stock (unless the sellers elect to receive a greater amount of Class A common stock). The Company recorded a liability at fair value of $12.7 million as of June 30, 2014, related to contingent and deferred payments. The fair value was determined by an independent third-party valuation firm, which was reviewed by the Company, using probability weightings and discounted cash flow analysis.
The preliminary assignment of the total consideration for the J.P. Turner acquisition as of the date of the acquisition was as follows:

Cash and cash equivalents	$10,171
Receivables	712
Property and equipment	232
Prepaid expenses	892
Notes receivable	1,660
Other assets	2,171
Accounts payable	(1,710)
Accrued expenses	(8,543)
Other liabilities	(656)
Total fair value excluding goodwill and intangible assets	4,929
Goodwill	11,265
Intangible assets	14,200
Total consideration	$30,394
As of June 30, 2014, all of the goodwill from the J.P. Turner acquisition is deductible for income tax purposes.
The total J.P. Turner consideration consisted of the following (in thousands):

Cash paid by the Company	$12,786
Stock issued by the Company	4,860
Contingent and deferred consideration	12,748
Total consideration	$30,394
The results of operations of the Company include the results of operations of J.P. Turner from June 12, the acquisition date, to June 30, 2014, which reflects $2.5 million in revenues and $0.4 million in income before taxes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company’s supplemental pro forma results of operations with J.P. Turner for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Total revenues	$25.4	$25.5
Income before taxes	1.8	0.6
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
Hatteras Funds Group
On June 30, 2014, the Company completed the purchase of substantially all the assets related to the business and operations of Hatteras and assumed certain liabilities of Hatteras. Hatteras was a private company that is the sponsor of, investment advisor to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered as investment companies with the SEC.
Pursuant to the purchase agreement, the aggregate initial purchase price paid by the Company was $40.0 million (subject to certain adjustments for net working capital, net assets under management and consolidated pre-tax net income) payable as follows: (A) 75.0% was paid on the closing date of the Hatteras acquisition; (B) 7.5% will be payable on June 30, 2015, the first anniversary of the closing date of the Hatteras acquisition; (C) 7.5% will be payable on June 30, 2016, the second anniversary of the closing date of the Hatteras acquisition; and (D) 10.0% will be payable on June 30, 2017, the third anniversary of the closing date of the Hatteras acquisition. Additionally, pursuant to the purchase agreement, the Company will pay additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of the Hatteras Funds Group in the fiscal years ending December 31, 2016 and December 31, 2018. The Company recorded a liability at fair value of $34.3 million as of June 30, 2014, related to contingent and deferred payments. The fair value was determined by an independent third-party valuation firm, which was reviewed by the Company, using projected pre-tax net income and discounted cash flow analysis.
The preliminary assignment of the total consideration for the Hatteras acquisition as of the date of the acquisition was as follows:

Cash and cash equivalents	$805
Receivables	7,747
Property and equipment	192
Prepaid expenses	326
Other assets	120
Accounts payable	(3,721)
Accrued expenses	(5,277)
Total fair value excluding goodwill and intangible assets	192
Goodwill	15,348
Intangible assets	48,770
Total consideration	$64,310
As of June 30, 2014, all of the goodwill from the Hatteras acquisition is deductible for income tax purposes.
The total Hatteras consideration consisted of the following (in thousands):

Cash paid by the Company	$30,000
Contingent and deferred consideration	34,310
Total consideration	$64,310
The results of operations for the Company for the three and six months ended June 30, 2014 did not include any results related to Hatteras because the acquisition of Hatteras did not close until June 30, 2014.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company’s supplemental pro forma results of operations for Hatteras for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Total revenues	$29.7	$19.9
Income (loss) before taxes	2.5	(0.7)
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
First Allied Holdings
On June 30, 2014, RCAP Holdings contributed all its equity interests in First Allied to the Company. As consideration for the contribution, 11,264,929 shares of Class A common stock were issued to RCAP Holdings. First Allied is an independent broker-dealer with financial advisors in branch offices across the United States. First Allied was acquired by RCAP Holdings through a merger transaction on September 25, 2013 for an effective cost of $177.0 million, consisting of $145.0 million in merger consideration (including exchangeable notes issued by RCAP Holdings in the initial aggregate principal amount of $26.0 million (the “First Allied notes”)) paid to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied outstanding immediately following consummation of the merger.
The number of shares issued as consideration was determined based on a value of $207.5 million for the equity of First Allied and the one-day volume weighted average price (“VWAP”), of Class A common stock on January 15, 2014, the day prior to the announcement of the signing of the Cetera merger agreement. The value of $207.5 million for the equity of First Allied established by the Company’s board of directors in January 2014 was determined as the effective cost to RCAP Holdings for First Allied of $177.0 million (consisting of $145.0 million in merger consideration (including First Allied notes) paid by RCAP Holdings to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied outstanding immediately following consummation of the merger), minus indebtedness (net of cash) of First Allied of $7.0 million plus a carrying cost of $37.5 million. The value of the shares of Class A common stock issued by the Company as consideration in the First Allied acquisition was $239.2 million, based on the closing price for Class A common stock of $21.23 per share on June 30, 2014, the date of the consummation of the contribution. Accordingly, the effective cost to the Company for the First Allied acquisition was $271.2 million (including $32.0 million of First Allied indebtedness), which is $94.2 million more than the effective cost to RCAP Holdings for First Allied on September 25, 2013 under the terms of the original First Allied merger agreement. As of September 25, 2013, the date of common control, the Company recorded $137.2 million of net assets related to First Allied as a result of the contribution.
In addition, following consummation of the contribution, $32.0 million of First Allied indebtedness was outstanding. On July 28, 2014, the First Allied outstanding indebtedness was repaid by the Company as required by the terms of the bank facilities (the “Bank Facilities”) the Company entered into in connection with the financings we entered into in connection with the closing of the acquisition of Cetera (the “Cetera financings”) on April 29, 2014.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. See Note 3 for additional detail.
As of June 30, 2014, approximately $0.4 million of the goodwill from First Allied’s historic pre-acquisition goodwill is deductible for income tax purposes.
Validus/Strategic Capital Partners
On May 19, 2014, the Company entered into an acquisition agreement pursuant to which the Company will purchase all outstanding membership interests of StratCap.
StratCap, through its subsidiaries, is a wholesale distributor of alternative investment programs. StratCap’s subsidiaries distribute a platform of offerings consisting of two non-traded REITS, a non-traded BDC and two public non-traded limited liability companies. StratCap holds minority interests in four of the investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth investment program.
The obligations of the parties to close the StratCap acquisitions are subject to satisfaction or waiver of customary closing conditions, including receipt of approval under FINRA Rule 1017.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Pursuant to the StratCap acquisition, the Company will pay at closing $60.0 million in cash, subject to certain adjustments, and $10.0 million in shares of Class A common stock. The Company will also pay $10.0 million in cash 90 days after the closing plus earn-out payments in 2015 and 2016 based on the achievement of certain agreed-upon EBITDA performance targets.
Investors Capital Holdings
On July 11, 2014, the Company completed the acquisition of ICH. ICH was a public company with its common stock listed on the NYSE MKT under the symbol “ICH”. ICH provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance as well as investment advisory and asset management services.
The aggregate consideration was $52.5 million. The Company issued 2,029,261 shares of Class A common stock pursuant to a registration statement on Form S-4 and paid aggregate consideration in cash of $8.7 million.
The results of operations for the Company for the three and six months ended June 30, 2014 did not include any results related to ICH because the acquisition of ICH did not close until after June 30, 2014.
The Company’s supplemental pro forma results of operations for ICH for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Total revenues	$45.6	$42.0
Loss before taxes	(1.8)	(1.5)
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses, and one-time transaction costs.
Consolidated pro forma results
The Company’s supplemental pro forma results of operations, which includes RCS Capital, Cetera, Summit, J.P. Turner, Hatteras, First Allied and ICH for the six months ended June 30, 2014 and 2013 are as follows (in millions, except earnings per share):

	Six Months Ended June 30,
	2014	2013
Total revenues	$1,448.9	$1,192.7
Income (loss) before taxes	3.7	(1.7)
Provision for income taxes (40%)	1.5	(0.7)
Net income	2.2	(1.0)
Less: income attributable to non-controlling interest	9.1	(0.6)
Less: preferred dividends and deemed dividend	198.1	—
Net (loss) income attributable to Class A common stockholders	$(205.0)	$(0.4)

Per share data
Pro forma basic earnings per share	$(5.46)	$(0.03)
Pro forma diluted earnings per share	$(5.68)	$(0.03)

Pro forma weighted average basic shares	37,645,469	16,515,013
Pro forma weighted average diluted shares	40,318,237	16,515,013
The consolidated supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

3. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory, ANST, SK Research, Cetera, Summit, J.P. Turner and Hatteras for the periods since acquisition and of First Allied for the periods since it was under the control of RCAP Holdings. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and Article 8 of Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results.
The statement of financial condition as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented restated financial information, including the elimination of transactions between the Company and First Allied, for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill were recorded.
Reclassifications
Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation primarily as a result of the need to harmonize the financial statements of the Company with those of the entities acquired during the three months ended June 30, 2014 and to reflect the combination of the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid instruments purchased with original maturities of 90 days or less. The Company had $424.9 million and $66.4 million in cash balances as of June 30, 2014 and December 31, 2013, respectively, that were in excess of the FDIC insured limits.
Restricted Cash
As of June 30, 2014, $26.0 million of restricted cash was held in escrow related to the contribution of First Allied.
Cash and Segregated Securities
Cash and segregated securities represents cash and securities deposited by customers and funds accruing to customers as a result of trades or contracts that the Company’s registered broker-dealers segregate in separate accounts on behalf of customers pursuant to the requirements of SEC Rule 15c3-3.
Available-For-Sale Securities
Available-for-sale securities represent investments by RCS Advisory in an equity mutual fund managed by a related party, which consist of shares of AR Capital Real Estate Income Fund. RCS Advisory treats these securities as available-for-sale securities with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. See Notes 4 and 5 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Trading Securities
The Company’s trading securities are carried at fair value with realized and unrealized gains and losses recognized in other revenue in the consolidated statement of income. Trading securities are recorded on a trade date basis. Dividend income on trading securities is recorded when declared. Interest income on trading securities is recorded when earned. See Note 4 for more information.
Fees and Commissions Receivable
Fees and commissions receivable includes selling commission receivables and dealer manager receivables due from related party and non-related party entities in connection with the distribution of programs sponsored by an entity under common control, AR Capital, LLC, and other sponsors. Receivables also include receivables from brokers, dealers and clearing organizations that arise in the ordinary course of the Company’s brokerage activities and receivables due from customers on cash and margin transactions.
Reimbursable Expenses and Investment Banking Fees
Reimbursable expenses and investment banking fees represent fees receivable for services provided to related parties and non-related party entities related to investment banking, capital markets and related advisory services performed.
Fixed Assets
Fixed assets are recorded at cost, net of accumulated depreciation and amortization. Office furniture and equipment and computer hardware and software are depreciated on a straight-line basis over the estimated useful life which ranges from one to ten years. Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. See Note 7 for more information.
Deferred Compensation Plan Investments and Accrued Liabilities
The Company offers a plan to certain of its financial advisors which allows them to defer a portion of their compensation which earns a rate of return based on the financial advisor’s selection of investments. In order to economically hedge this exposure, the Company invests in money market, international, U.S. equity and U.S. fixed income funds which are measured at fair value. The liability to the financial advisors is recorded in deferred compensation plan accrued liabilities and the related economic hedges are recorded in deferred compensation plan investments in the consolidated statement of financial condition. See Notes 4 and 20 for more information.
Notes Receivable
The Company loans money to certain of its financial advisors under two types of promissory note agreements, which bear interest at various rates and have various maturities. Such agreements include forgivable promissory notes and payback promissory notes. Management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the financial advisor and the Company’s historical experience in collecting on such transactions. The notes receivable were acquired through the recent acquisitions and the Company has determined that these loans are not impaired. See Note 6 for more information.
Deferred Financing Fees
The Company incurs expenses in connection with registering and issuing debt securities and bank debt and equity securities to finance its recent and pending acquisitions. For debt issuances, direct costs are deferred until the debt is issued at which point they are amortized over the contractual terms of the debt using the effective interest rate method. For equity issuances, direct costs are deferred until the equity is issued at which point they are recorded as a reduction of the proceeds in additional paid-in capital.
Goodwill and Identifiable Intangible Assets
Goodwill represents the amount by which the purchase price exceeds the fair value of the net tangible and intangible assets of an acquired company on the date of acquisition. Intangible assets, primarily financial advisor relationships, trade names and non-compete agreements, are recorded at their fair value at the completion of an acquisition. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment as of October 31.The Company’s indefinite-lived intangible assets are comprised of trade names and a distribution network of registered investment advisers and broker-dealers. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment annually.
The goodwill and intangible assets from each acquisition were determined by an independent valuation company and reviewed by the Company using estimates such as future revenues attributable to financial advisors and the financial advisors’ client retention rates which were used to derive economic cash flows that were fair valued at an appropriate rate of return over their respective useful lives. See Note 8 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Derivative Contracts
On April 29, 2014, the Company entered into a series of contemporaneous transactions, as described below, that qualify as derivative contracts or include derivative contracts. These derivative contracts include a put/call agreement, which is a free-standing derivative contract, and embedded derivative contracts related to the Company’s issuance of convertible notes and convertible preferred stock (“hybrid instruments”). The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and convertible preferred stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income. See Notes 4 and 10 for more information.
Contingent and Deferred Consideration
Contingent consideration, also referred to as earn-outs, and deferred payments represent future payments of cash or equity interests to the former owners of the businesses acquired in the recent acquisitions and are initially recorded at fair value in the consolidated statements of financial condition. Contingent consideration is subsequently remeasured each reporting period at fair value.
Preferred Stock
On April 29, 2014, the Company issued shares of convertible preferred stock in a private placement. Based on the convertible preferred stock’s redemption and conversion features, the Company has classified the convertible preferred stock as mezzanine equity on the statement of financial condition. The Company’s convertible preferred stock is convertible, at the holder’s option, into shares of Class A common stock. See Notes 10 and 11 for more information.
Acquisition Accounting
The Company accounts for its acquisitions using the purchase method of accounting except for the First Allied acquisition which was accounted for at historical cost.
Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value and any excess purchase price is then attributed to identifiable intangible assets and goodwill. The preliminary purchase price allocation may be modified as more information is obtained for a period of no more than one year. For acquisitions accounted for under the purchase method, the results of operations of the acquiree are included in the Company’s results from the day after the acquisition closed and prior period financial statements are not restated.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented restated financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill were recorded.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
Realty Capital Securities receives selling commissions and dealer manager fees from related party and non-related party sponsors for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. Realty Capital Securities generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, all of which are reallowed as commissions, in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving Realty Capital Securities no discretion as to the payment of commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Realty Capital Securities, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of registered non-traded securities. Realty Capital Securities contracts directly with independent broker-dealers and registered investment advisers to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and Realty Capital Securities is not obligated to underwrite or purchase any shares for its own account. Realty Capital Securities generally receives up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through registered investment advisers. Realty Capital Securities has sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowance are recorded on a trade date basis as securities transactions occur.
The Company analyzes contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from its distributors. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including Realty Capital Securities’ position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that our distributors bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, the Company concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
During the year ended December 31, 2013, the Company modified its approach with respect to revenues derived from the sale of securities purchased through fee-based advisors by reducing to zero the fees charged on sales through the registered investment adviser channel (the “RIA channel”). The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7.0% selling commission the Company received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3.0%) and the 7.0% selling commission was charged against the amount invested through the RIA channel, and the Company retained the amount of the 7.0% selling commission charged against the investor’s purchase price. After the change, the Company no longer receives any selling commissions on sales through the RIA channel, but continues to retain the dealer manager fee (generally 3.0%) of the amount invested in connection with sales through the RIA channel. This modified business practice did not constitute a change in accounting policy.
Commissions
The Company records commissions received from securities transactions on a trade-date basis. Commissions from mutual funds, variable annuities, and insurance product purchases transacted directly with the product manufacturers, as well as mutual fund and annuity trailers are estimated for each accounting period. Commissions payable related to these transactions are recorded based upon estimated payout ratios for each product as commission revenue is accrued.
Advisory Fees and Services
The Company provides investment advisory services to clients. Fees for the services are based on the value of the clients’ portfolios and are generally billed in advance at the beginning of each quarter. The fees are then recognized ratably over the period earned.
Asset-Based Fees
Asset-based fees include amounts earned related to client sweep account investments, omnibus processing and networking services, and reimbursements and allowances from product providers related to the sale and custody of their products and are recognized when earned.
Transaction and Other Fees
The Company charges transaction fees for executing transactions on client accounts. Transaction-related charges are recognized on a trade-date basis. Other fees include fees charged to clients such as individual retirement account maintenance fees, margin interest, and confirmation fees, as well as fees charged to financial advisors for contracted services such as affiliation and transaction fees. These fees are recognized as earned.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

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
Other Revenues
Other revenues include changes in the fair value of the Company’s derivatives contracts, the deferred compensation plan investments and trading securities. See Notes 4 and 10 for more information.
Share-Based Compensation
The Company grants restricted stock awards to certain employees under the RCS Capital Corporation Equity Plan (the “RCAP Equity Plan”) which provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards which are subject to forfeiture until vested. The Company recognizes the expense in internal commissions, payroll and benefits expense in the consolidated statement of income on a straight line basis for these awards over the vesting period that ranges from 3 to 5 years based on grant date fair value of the awards.
The Company has also granted restricted stock awards to certain employees of related parties under the RCAP Equity Plan for services performed on behalf of the Company during prior periods. The Company recognizes the entire charge for these awards immediately in retained earnings as a dividend with an offset to additional paid-in capital. These awards were for services already performed and are subject to vesting of 4 years.
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
On June 10, 2014, RCAP Holdings and RCAP Equity, LLC, as the holders of 68.97% of the combined voting power of the Company’s outstanding common stock, approved the Company’s 2014 Stock Purchase Program (the “Program”). The Program became effective on June 30, 2014. The purpose of the Program is to enable select employees, financial advisors and executive officers of the Company and its affiliates and of subsidiaries of the Company that will be part of the Company’s retail advice platform (“Eligible Individuals”) to acquire proprietary interests in the Company through the ownership of Class A common stock. The Program is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and any warrants granted under the Program are not intended to qualify as “incentive stock options” under Section 422 of the Code. Up to 4,000,000 shares of Class A common stock may be sold to Eligible Individuals or may be issued under warrants granted under the Program.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The First Allied Holdings 2013 Restricted Unit Plan (the “FA RSU Plan”) provides for the grant of phantom stock which was issued to certain employees in connection with the acquisition of First Allied by RCAP Holdings. Pursuant to the terms of the FA RSU Plan, the phantom stock vests equally on each of the first three anniversaries of the acquisition of First Allied by RCAP Holdings. The FA RSU Plan is accounted for using the liability method.
See Note 13 for more information on the Company’s share-based compensation.
Interest Expense
Interest expense includes interest expense on the Company’s bank debt and convertible notes which were issued at a discount. The Company amortizes the discount using the effective interest rate method. See Note 9 for more information.
Income Taxes
The Company files federal and state income tax returns. Realty Capital Securities, ANST and RCS Advisory were treated as disregarded entities up to the date of the subsidiary reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes through the date of the amendment to the Exchange Agreement (August 5, 2014). All income and expense earned by Realty Capital Securities, ANST and RCS Advisory flowed through to their owner through the date of reorganization.   The Company was a 9.4% owner of these partnerships from the date of the subsidiary reorganization on June 10, 2013 through the date of the Restructuring Transactions (February 11, 2014).  From the date of the Restructuring Transactions (February 11, 2014) through the date of the amendment to the Exchange Agreement (August 5, 2014), the Company was an owner of all but a de minimis amount of these partnerships.  As part of the amendment to the Exchange Agreement, no more Class B Units in any of Realty Capital Securities, ANST and RCS Advisory are outstanding and 100% of the voting and economics interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings' ownership of the Class A units resulting in Realty Capital Securities, ANST and RCS Advisory being treated as disregarded entities.  Income tax expense from operations and investments of Realty Capital Securities, ANST and RCS Advisory is not incurred by Realty Capital Securities, ANST and RCS Advisory but is reported by their owner(s).  Hatteras, SK Research and J.P. Turner are generally treated as disregarded tax entities post-acquisition. Summit, Cetera and First Allied will likely join in a newly formed consolidated group.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards which relate to the Company’s investment in its subsidiaries. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including the Company’s earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available.
The Company has adopted the authoritative guidance within ASC 740 relating to accounting for uncertainty in income taxes. The guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken by the Company. See Note 14 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Reportable Segments
During the three months ended June 30, 2014, the Company’s internal reporting was revised and is now organized into six segments as follows:

•	Independent Retail Advice, which is comprised of Cetera, Summit, J.P. Turner, and First Allied (effective July 11, 2014, this segment also includes ICH)

•
Wholesale Distribution, which is comprised of Realty Capital Securities excluding its investment banking division (following the completion of the StratCap acquisition, this segment will also include StratCap)

•	Investment Banking, Capital Markets and Transaction Management Services, which is comprised of the investment banking division of Realty Capital Securities, RCS Advisory and ANST

•	Investment Management, which is comprised of Hatteras

•	Investment Research, which is comprised of SK Research

•	Corporate and Other
See Note 21 for more information on the Company’s segments.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is still evaluating the impact of ASU 2014-09.
4. Fair Value Disclosures
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. U.S. GAAP defines three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability
Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the data inputs that market participants would use in the pricing of the asset or liability and are consequently not based on market activity
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is the most significant to the fair value measurement in its entirety.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company assumes all transfers occur at the beginning of the quarterly reporting period in which they occur. For the six months ended June 30, 2014 and 2013 there were no transfers between Levels 1, 2 and 3.
Cash equivalents include money market mutual fund instruments, which are short term in nature with readily determinable values derived from active markets. Mutual funds, deferred compensation plan investments and publicly traded securities with sufficient trading volume are fair valued by management using third-party pricing services, which base prices on market quotations. Accordingly, these securities are primarily classified within Level 1. Government bonds, U.S. Treasury securities and certificates of deposit are fair valued by management using third-party pricing services and these securities are primarily classified within Level 2. The Company’s free-standing and embedded derivative contracts are not traded on an exchange. Consequently, the fair value was determined by a third-party valuation company and reviewed by the Company based on a Monte Carlo simulation that incorporates assumptions including duration, probability of redemption, the volatility of the market price of Class A common stock, the risk free rate of interest and the discount rate. The derivative contracts are classified as Level 3 in the Company’s fair value hierarchy.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The fair value of the Company’s investment in a private equity fund is based on the net asset value (“NAV”) as a practical expedient since there is no readily available market. Adjustments to the NAV would be considered if it was probable that the private equity fund would be sold at a value materially different than the reported NAV. The private equity fund does not have redemption terms, a notice period, or redemption restrictions terms. The private equity fund primarily invests in nonpublic companies and distributions from will be received as the underlying investments of the funds are liquidated. Accordingly, the investment in a private equity fund is classified as Level 3 in the Company’s fair value hierarchy.
Pursuant to the terms of the related purchase agreements, the Company is obligated to pay contingent and deferred consideration to the sellers of J.P. Turner and Hatteras and contingent consideration related to acquisitions made by First Allied. As of June 30, 2014, the Company estimated the amount of future payments of contingent and deferred consideration to be $48.9 million. See Note 3 for more information. As of December 31, 2013, the Company had an estimated $2.2 million contingent consideration related to acquisitions made by First Allied.
The Company estimated the fair value of the deferred payments and the fair value of the contingent consideration at the close of the transactions using discounted cash flows. The fair value of the deferred payments was a non-recurring fair value measurement and was classified as Level 2 in the Company’s fair value hierarchy. The fair value of the contingent consideration was based on financial forecasts determined by management that included assumptions about growth in assets under administration and assets under management, earnings, financial advisor retention and discount rates. The financial targets are sensitive to financial adviser retention, market fluctuations and the ability of financial advisors to grow their businesses. The Company evaluates the actual progress toward achieving the financial targets quarterly and adjusts the estimated fair value of the contingent consideration based on the probability of achievement, with any changes in fair value recognized in earnings. Accordingly, the contingent consideration is classified as Level 3 in the Company’s fair value hierarchy.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company’s fair value hierarchy for those assets measured at fair value on a recurring basis by product category as of June 30, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$74,708	$—	$—		$74,708
Securities segregated under federal and other regulations:
U.S. treasury securities	—	5,999	—		5,999
Available-for-sale securities:
Mutual funds	445	—	—		445
Total available-for-sale	445	—	—		445
Trading securities:
Equity securities	321	—	1		322
Mutual funds	9,100	—	—		9,100
Certificate of deposits	50	10	—		60
U.S. government bonds	—	11	—		11
State and municipal bonds	108	—	—		108
Other	—	60	—		60
Total trading securities	9,579	81	1		9,661
Deferred compensation plan investments:
Money market fund	4,084	—	—		4,084
International global funds	16,392	—	—		16,392
U.S. equity funds	47,494	—	—		47,494
U.S. fixed-income funds	11,641	—	—		11,641
Total equity securities	79,611	—	—		79,611
Other assets - private equity	—	—	120		120
Total	$164,343	$6,080	$121		$170,544

Liabilities:
Derivative contracts	$—	$—	$104,162	(1)	$104,162
Other liabilities:
Equity securities	263	—	—		263
Mutual funds and UITs	67	—	—		67
State and municipal government obligations	49	—	—		49
Certificates of deposit	59	—	—		59
Contingent consideration	—	—	31,211		31,211
Total	$438	$—	$135,373		$135,811
_____________________
(1) Includes $9.8 million of derivatives classified in long-term debt.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company’s fair value hierarchy for those assets measured at fair value on a recurring basis by product category as of December 31, 2013 are as follows (in thousands)

	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds	$8,528	$—	$—	$8,528
Total available-for-sale	8,528	—	—	8,528
Trading securities:
Mutual funds	7,708	—	—	7,708
Total trading securities	7,708	—	—	7,708
Total	$16,236	$—	$—	$16,236

Liabilities:
Other liabilities:
Equity securities	$238	$—	$—	$238
State and municipal government obligations	51	—	—	51
Certificates of deposit	20	—	—	20
Contingent consideration	—	—	2,180	2,180
Total	$309	$—	$2,180	$2,489
The following table presents changes during the three months and six months ended June 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities in the balance sheet as of June 30, 2014 (in thousands):

	Fair value as of December 31, 2013	Net realized and unrealized gains and (losses)	Other comprehensive income (loss)	Purchases	Issuances	Sales	Settlements	Transfers in	Transfers out	Fair value as of June 30, 2014
Assets:
Other assets	$—	$—	$—	$120	$—	$—	$—	$—	$—	$120
Total	$—	$—	$—	$120	$—	$—	$—	$—	$—	$120

Liabilities:
Derivative contracts	$—	$58,452	$—	$—	$162,614	$—	$—	$—	$—	$104,162
Contingent consideration	2,180	(144)	—	—	31,211	—	507	—	—	31,211
Total	$2,180	$58,308	$—	$—	$193,825	$—	$507	$—	$—	$135,373
The realized gains and losses are included in other revenues and expenses, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of June 30, 2014 (in thousands):

	Fair value	Valuation technique	Unobservable inputs
Assets:
Other assets - private equity	$120	Net asset value (NAV)	Net asset value (NAV)

Liabilities:
Derivative contracts	$104,162	Monte Carlo
Inputs for convertible notes and convertible preferred stock respectively:
- Duration: 7.34 years, 30 years
- Discount factor: 59.0%, 59.0%
- Volatility: 30%, 30%
- Risk free rate of interest: 2.19%, 3.3%
- Discount rate: 10.19%, 13.3%

Inputs for the put option:
- Volatility: 30%
- Exercise date: June 10, 2033
- Risk free rate: 3.05%

Contingent consideration	$31,211	Discounted cash flow
J.P. Turner:
- Probability exceeding percentage threshold: 58.3% to 97.7%
- Present value factor: 0.65 to 0.75

Hatteras:
- Projected earnings: $11.4 million to $20.0 million, December 31, 2016 and 2018, respectively
- Discounted rates based on the estimated weighted average cost of capital (WACC): 0.462 to 0.644
- Present value factors: 0.910 to 0.979

The following table presents information related to the Company’s investments in a private equity fund that calculates net asset value per share as of June 30, 2014. For these investments, which are measured at fair value on a recurring basis, the Company used the net asset value per share as a practical expedient to measure fair value (in thousands):

	Investment Category Includes	Fair Value Using Net Asset Value Per Share	Unfunded Commitments
Other assets - private equity	Investments in private equity funds	120	59
The following table presents information about the carrying values and fair values by fair value hierarchy for convertible notes, convertible preferred stock, and first and second lien term loan facility where the ending balance was carried at cost as of June 30, 2014. There were no such instruments as of December 31, 2013.

		Fair Value
	Carrying value	Level 1	Level 2	Level 3	Total
Convertible notes	$59,676	$—	$—	$88,748	$88,748
Convertible preferred stock	275,510	—	—	146,528	146,528
First Lien term facility	569,455	—	—	569,455	569,455
Second Lien term facility	147,788	—	—	147,788	147,788
Total	$1,052,429	$—	$—	$952,519	$952,519

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

5. Available-for-Sale Securities
The following table presents information about the Company’s available-for-sale securities as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair value at December 31, 2013	Purchases(1)	Sales	Realized gain	Unrealized gains(2)	Fair value at June 30, 2014	Cost
Mutual funds	$8,528	$215	$9,013	$171	$544	$445	$410
_____________________
(1) Includes $0.2 million of purchases under dividend reinvestment programs.
(2) This amount represents the change in the unrealized gain or loss for the six months ended June 30, 2014. The Company had $0.1 million available-for-sale realized gains for the three and six months ended June 30, 2013. The amount excludes the deferred income tax benefit (provision).
6. Notes receivable
The Company loans money to certain of its financial advisors under two types of promissory note agreements, which bear interest at various rates and have various maturities. Such agreements include forgivable promissory notes and payback promissory notes. Management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the financial advisor and the Company’s historical experience in collecting on such transactions.
The forgivable notes contain provisions for forgiveness of principal and accrued interest if the financial advisor meets specified revenue production levels or length of service. The forgiveness determination is made at specified intervals that coincide with scheduled principal and interest payments. The Company amortizes the principal balance of the forgivable notes along with accrued interest as commission expense ratably over the contractual term of the notes. In the event the financial advisor does not meet the specified production level, the scheduled principal and interest are due. The Company intends to hold the notes for the term of the agreements.
The Company monitors its outstanding notes on a monthly basis to identify potential credit loss and impairment. Notes receivable are considered impaired when, based upon current information and events, management estimates it is probable that the Company will be unable to collect amounts due according to the terms of the promissory note. Criteria used to determine if impairment exists include, but are not limited to: historical payment and collection experience of the individual loan, historical production levels, the probability of default on the loan, status of the representative’s affiliation agreement with the Company, and, or any regulatory or legal action related to the representative.
The Company’s notes receivable for the six months ended June 30, 2014 and the year ended December 31, 2013, were as follows (in thousands):

	June 30, 2014	December 31, 2013
	Total	Total

Beginning balance	$13,270	$8,547
Originated loans	6,229	5,636
Acquired loans	51,387	—
Collections	(2,756)	(363)
Forgiveness/amortization	(2,507)	(573)
Accretion	1,034	6
Allowance	(315)	17
Ending balance	$66,342	$13,270
As of June 30, 2014, notes receivable included $23.0 million of forgivable loans and $43.3 million of payback loans. As of December 31, 2013, notes receivable included $11.1 million of forgivable loans and $2.2 million of payback loans. All of the Company’s outstanding notes receivable as of December 31, 2013 relate to First Allied.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table presents the Company’s allowance for uncollectible amounts due from financial advisors for the six months ended June 30, 2014 and the year ended December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
	Total	Total

Beginning balance	$424	$441
Provision for bad debt	569	—
Charge off - net of recoveries	(254)	(17)
Total change	315	(17)
Ending balance	$739	$424
7. Fixed Assets
The Company’s fixed assets as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Office furniture and equipment, net	$2,974	$1,007
Computer software and hardware, net	19,407	854
Leasehold improvements	2,557	372
Total fixed assets	24,938	2,233
Less: Accumulated depreciation and amortization	1,933	350
Fixed assets - net	$23,005	$1,883
For the three and six months ended June 30, 2014 the Company recorded $1.8 million and $2.0 million, respectively, in depreciation and amortization expense. For the three and six months ended June 30, 2013 the Company recorded $0.04 million and $0.1 million, respectively, in depreciation and amortization expense.
8. Goodwill and Intangible Assets
The Company’s indefinite-lived intangible assets are comprised of trade names and a distribution network of registered investment advisers and broker-dealers. The Company’s goodwill and intangible assets as of December 31, 2013 relate to First Allied. The following table presents the Company’s goodwill and intangible assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Goodwill	$395,242	$79,986
Indefinite-lived intangible assets	64,612	—
Finite-lived intangible assets:
Financial advisor relationships	974,053	69,698
Investment management agreements	47,390	—
Customer relationships	11,856	12,409
Non-competition agreements	6,812	898
Other	9,993	—
Total intangible assets	1,114,716	83,005
Total goodwill and intangible assets	$1,509,958	$162,991
Goodwill associated with each acquisition is allocated to the segments, based on how the Company manages its segments. The following table presents the goodwill by segment (in thousands):

	June 30, 2014	December 31, 2013
Independent Retail Advice	$379,894	$79,986
Investment Management	15,348	—
Total goodwill	$395,242	$79,986

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company’s goodwill and intangible assets as of December 31, 2013 related to First Allied. The following table presents the change in the carrying amount of goodwill from December 31, 2013 to June 30, 2014 (in thousands):

Balance as of December 31, 2013	$79,986
Cetera acquisition	259,646
Summit acquisition	28,997
J.P. Turner acquisition	11,265
Hatteras acquisition	15,348
Balance as of June 30, 2014	$395,242
Intangible Assets
The components of intangible assets as of June 30, 2014 are as follows (in thousands):

	Weighted-average life remaining (in years)	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Financial advisor relationships	14	$988,902	$14,849	$974,053
Investment management agreements	13	47,390	—	47,390
Customer relationships	12	12,686	830	11,856
Non-competition agreements	1	8,268	1,456	6,812
Other(1)	9	10,282	289	9,993
Total finite-lived intangible assets		1,067,528	17,424	1,050,104
Indefinite-lived intangible assets	N/A	64,612	N/A	64,612
Total intangible assets		$1,132,140	$17,424	$1,114,716
_____________________
(1) Primarily comprised of SK Research intellectual property.
The components of intangible assets as of December 31, 2013 are as follows (in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$71,185	$1,487	$69,698
Customer relationships	13	12,686	277	12,409
Non-competition agreements	2	1,026	128	898
Total finite-lived intangible assets		$84,897	$1,892	$83,005

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Total amortization expense for finite-lived intangible assets was $13.8 million and $15.5 million for the three and six months ended June 30, 2014, respectively. The Company did not have any amortization expense for finite-lived intangible assets for the three and six months ended June 30, 2013. Future amortization expense is estimated as follows (in thousands):

12 Months Ended June 30,
2014	$83,809
2015	77,689
2016	77,689
2017	77,689
2018	77,689
Thereafter	655,539
Total	$1,050,104
Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. A substantial portion of the goodwill and intangible assets relate to acquisitions that closed during the three months ended June 30, 2014.  As a result, the carrying value of goodwill and intangible assets as of June 30, 2014 closely approximates fair value. Unobservable inputs considered in determining fair value include the estimate and probability of future revenues attributable to financial advisors and retention rates which were used to derive economic cash flows that are present valued at an appropriate rate of return over their respective useful lives.
9. Long-Term Debt
Concurrently with the closing of the Cetera acquisition on April 29, 2014, the Company entered into the Bank Facilities: a$575.0 million senior secured first lien term loan facility, a $150.0 million senior secured second lien term loan facility and a $25.0 million senior secured first lien revolving credit facility.
The proceeds of the term facilities were used by the Company to pay a portion of the consideration paid in the Cetera acquisition, to refinance certain existing indebtedness and to pay related fees and expenses. The proceeds of the revolving facility are expected to be used for permitted capital expenditures, to provide for the ongoing working capital requirements and for general corporate purposes. On July 21, 2014, the Company utilized $1.1 million from the revolving credit facility in the form of a backstop letter of credit.
On April 29, 2014, the Company also issued $120.0 million aggregate principal par value of convertible notes in a private placement. The convertible notes are senior unsecured obligations but they are structurally subordinate to the Bank Facilities, which are secured facilities, and any refinancing thereof. The convertible notes are convertible in $1,000 increments at the option of the holder, and to the extent permitted by the Bank Facilities, into shares of Class A common stock, at a conversion price equal to $21.18 per share of Class A common stock, subject to adjustment.
Additionally, the Company also assumed $32.0 million, in debt when it acquired First Allied. First Allied entered into an $18.0 million loan facility with Fifth Third Bank on November 1, 2011, of which $12.0 million was a term loan (the “FA Term Loan”) and $6.0 million is a revolving line of credit (the “FA Revolver”). The FA Revolver is also available for letters of credit. The FA Term Loan was amended and increased by $20.0 million to $32.0 million on January 2, 2013 in order to facilitate the purchase of Legend Group Holdings LLC. Borrowings under the FA Term Loan and the FA Revolver bear interest, payable quarterly in arrears, at the one month LIBOR rate plus an interest rate margin ranging from 2.00% to 2.50%, depending upon the Company’s financial performance. Borrowings under the FA Term Loan must be repaid in installments of $0.8 million each calendar quarter beginning March 31, 2013. As of June 30, 2014 and December 31, 2013, First Allied was in compliance with all such covenants.
On July 28, 2014, the First Allied outstanding indebtedness including the FA Term Loan, the FA Revolver, unpaid interest and fees totaling $32.0 million was repaid by the Company as required by the terms of the Bank Facilities.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table presents the Company’s long-term borrowings as of June 30, 2014 and December 31, 2013 and their contractual interest rates:

	June 30, 2014			December 31, 2013
	Balance		Interest Rate	Balance		Interest Rate
First Lien term facility	$569,455		6.50%	$—
Second Lien term facility	147,788		10.50%	—
Convertible notes	69,510	(1)	5.00%	—
Other	31,950	(2)	2.40%	33,302	(3)	2.42%
Total borrowings	818,703			33,302
Less: Current portion of borrowings	33,183			3,200
Total long-term debt, net of current portion	$785,520			$30,102
_____________________
(1) The Company’s convertible notes balance includes the fair value of the compound derivative of $9.8 million.
(2) The Company’s other long-term borrowings as of June 30, 2014 relate to First Allied, of which, $27.2 million was outstanding under the FA Term Loan and $4.8 million was outstanding under the FA Revolver.
(3) The Company’s long-term borrowings as of December 31, 2013 relate to First Allied, of which, $28.8 million was outstanding under the FA Term Loan and $4.5 million was outstanding under the FA Revolver.
As of June 30, 2014, no amounts were outstanding under the senior secured first lien revolving facility. This revolving facility has a term of three years and an initial interest rate equal to LIBOR plus 5.50% per annum, which may be reduced to 5.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00. In the case of both term facilities and this revolving facility, LIBOR can be no less than 1.00% per annum.
The following table presents the contractual maturities of long-term debt, net of the current portion and inclusive of the fair value of the compound derivative of $9.8 million, as of June 30, 2014 (in thousands):

12 Months Ended June 30,
2015	$27,176
2016	54,040
2017	75,134
2018	99,386
2019	280,188
Thereafter(1)	249,596
Total long-term debt, net of current portion	$785,520
_____________________
(1) Includes the fair value of the compound derivative of $9.8 million.
The following table presents the scheduled contractual maturities of the current portion of long-term debt as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
March 31, 2014	$—	$800
June 30, 2014	—	800
September 30, 2014	6,531	800
December 31, 2014	6,501	800
March 31, 2015	6,505	—
June 30, 2015	13,646	—
Total current portion of long-term debt	$33,183	$3,200

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Bank Facilities are subject to: (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness and excess cash flow (as described in more detail below); (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments (as described in more detail below), asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital.
The Bank Facilities include the requirement to prepay the aggregate principal amount of the Bank Facilities in the amount of 50% of “Excess Cash Flow” (as defined in the Bank Facilities) which represents cash flow after certain permitted expenditures, subject to reduction based on the ratio of First Lien Net Debt on such date to Consolidated EBITDA (the “First Lien Leverage Ratio”).
The Company’s obligations under the Bank Facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of its direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers, provided that the guarantees by First Allied and its guarantor subsidiaries do not become effective until September 26, 2014. The Company, together with the guarantors (other than First Allied and its guarantor subsidiaries, until their guarantees became effective as described in the immediately preceding sentence), have pledged substantially all of its assets to secure the Bank Facilities, subject to certain exceptions. Subsidiaries that have been acquired must become guarantors and pledge their assets no later than 60 days after such acquisition.
The restricted payments covenant prohibits payment of dividends by the Company, subject to certain exceptions, including, among others, payments in an aggregate amount not to exceed a dollar cap of $10.0 million, plus a basket comprised of a portion of retained excess cash flow, returns on certain investments, and certain other amounts available to the Company under the terms of the Bank Facilities, subject to a leverage test of 1.00 to 1.00 (with respect to dividends to affiliates) and 1.25 to 1.00 (with respect to dividends to non-affiliates) and other payments not exceeding the pre-closing retained earnings amount of $11.2 million, subject to a cap and a leverage test. The Company paid cash dividends to its Class A stockholders in July 2014 (with respect to the second quarter of 2014) out of funds available to pay dividends under the exceptions referred to in the preceding sentence. At the present time, the Company does not expect to continue paying quarterly dividends in subsequent quarters, as the Company’s ability to pay cash dividends is restricted due to the negative covenants described above.
The convertible notes contain customary events of default and negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments (with similar, but less restrictive exceptions as the Bank Facilities), asset dispositions, acquisitions and transactions with affiliates. The convertible notes are not redeemable by the Company prior to their maturity date without the consent of the holder of convertible notes.
10. Derivative contracts
On April 29, 2014, the Company entered into a series of contemporaneous transactions, as described below, that qualify as derivative contracts or include derivative contracts. These derivative contracts include a put/call agreement which is a free-standing derivative contract and embedded derivative contracts related to the issuance of convertible notes and convertible preferred stock (“hybrid instruments”). The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and convertible preferred stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.
Put/Call
On April 29, 2014, the Company entered into a put/call agreement with Luxor whereby, subject to certain conditions, (i) the Company has the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor has the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and convertible preferred stock).

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, American Realty Capital, RCS Holdings and RCAP Equity, LLC) may elect to purchase all of the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company is prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms. As of June 30, 2014, the fair value of the put right was approximately $12.8 million and was recorded in derivative contracts in the consolidated statements of financial condition. As of June 30, 2014, the call right did not have any value. The Company recorded a gain of approximately $8.5 million for the period from issuance to June 30, 2014 related to the put right in other revenues in the consolidated statements of income.
Embedded derivatives related to the convertible preferred stock and convertible notes
The Company’s convertible preferred stock is convertible, at the option of the holders of the Company’s convertible preferred stock, into shares of Class A common stock. The convertible features and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of June 30, 2014, the fair value of the compound derivative was approximately $81.5 million and was recorded in derivative contracts in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivatives to fair value at each reporting date and recognizes the change in fair value in the statements of income. As a result, the Company recorded a gain of approximately $35.2 million for the period from issuance to June 30, 2014 in other revenues in the consolidated statements of income.
The Company’s convertible notes are convertible, at the option of the holders of the Company’s convertible notes, into shares of Class A common stock. The convertible feature and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of June 30, 2014, the fair value of the compound derivative was approximately $9.8 million and was recorded in long-term debt in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date and recognizes the change in fair value in the statements of income. As a result, the Company recorded a gain of approximately $14.7 million for period from issuance to June 30, 2014 in other revenues in the consolidated statements of income.
11. Convertible preferred stock
On April 29, 2014, the Company issued 14,657,980 shares of convertible preferred stock to affiliates of Luxor in a private placement. The shares of convertible preferred stock are entitled to a dividend of 7% of the liquidation preference in cash and a dividend of 8% of the liquidation preference if a quarterly dividend is not paid in cash on the dividend payment date. The shares of convertible preferred stock are convertible, at the option of the holders of the Company’s convertible preferred stock, into shares of Class A common stock, at the lower of (i) a 2% discount to VWAP, of Class A common stock for the ten trading days prior to the date of the holder’s election to convert; (ii) a 2% discount to the closing price of Class A common stock on the date of the holder’s election to convert; and (iii) $20.26, the fixed conversion price. If both the one-day VWAP and the daily closing price of Class A common stock for the prior 30 consecutive trading days exceeds 2.5 times the fixed conversion price, or $50.65, and at least $10.0 million of Class A common stock is traded each day for 30 consecutive days at any time after the first two years from the issuance date of the convertible preferred stock, then the Company may require the holders to convert the convertible preferred stock into shares of Class A common stock at the same price as set forth above. Accrued and unpaid dividends on the convertible preferred stock are also entitled to the same liquidation preference and are convertible into additional shares of Class A common stock on the same terms as actual shares of convertible preferred stock.
The terms of the convertible preferred stock set forth in the related certificate of designation include negative covenants relating to the issuance of additional preferred securities, amending the provisions of certificate of designation, affiliate transactions and the incurrence of indebtedness.
In the event of any liquidation, before any payment or distribution of the assets of the Company shall be made to or set apart for the holders of Company’s common stock, the holders shall be entitled to receive an amount equal to the greater of (i) $18.42 in cash per convertible preferred share plus dividends accrued and unpaid to the date of the final distribution to the holders or (ii) an amount per convertible preferred share equal to the amount of consideration which would have been payable had each convertible preferred share been converted into shares of Class A common stock immediately prior to such liquidation. Until the holders have been paid the greater amount of alternative (i) or (ii) in full, no payment will be made to the holders of the Company’s common stock upon liquidation.
During the three months ended June 30, 2014 the Company recorded a deemed dividend on its convertible preferred stock. See Note 15 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

12. Stockholders’ Equity
As of June 30, 2014, the Company had the following classes of common stock and non-controlling interest:
Class A common stock. 2,500,000 shares of Class A common stock were issued to the public in the IPO. Class A common stock entitles holders to one vote per share and economic rights (including rights to dividends, if any, and distributions upon liquidation). Holders of Class A common stock hold a portion of the voting rights of the Company.
On February 11, 2014, as part of the Restructuring Transactions and pursuant to the Exchange Agreement, RCAP Holdings’ exchanged 23,999,999 Original Operating Subsidiaries Units for 23,999,999 shares of Class A common stock.
After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings held 24,051,499 shares of Class A common stock and one share of Class B common stock, which entitled RCAP Holdings, in the aggregate, to 90.76% of the economic rights in the Company and 95.38% of the voting power of Class A common stock and Class B common stock voting together as a single class. As a result, RCAP Holdings is entitled to both economic and voting rights.
On June 10, 2014, the Company issued 19,000,000 shares of Class A common stock in a public offering at a price of $20.25 per share. In connection with the public offering, the Company granted the underwriters the option to purchase up to 3,600,000 additional shares of Class A common stock to cover over-allotments, if any, for a period of 30 days. On June 18, 2014, the underwriters purchased an additional 870,248 shares pursuant to the over-allotment option at the public offering price of $20.25 per share.
On June 10, 2014 the Company issued 2,469,136 shares of Class A common stock at the public offering price of $20.25 per share to Luxor in a private offering.
During the three months ended June 30, 2014, the Class A common stock issued as consideration in connection with the acquisitions of Summit, J.P. Turner and First Allied, was 498,884 shares, 239,362 shares and 11,264,929 shares, respectively. See Note 2 for more information.
During the six months ended June 30, 2014, the Company granted 2,366,703 shares, net of forfeitures, of its Class A common stock in the form of restricted stock awards under the RCAP Equity Plan. See Note 13 for more information.
On March 20, 2014, the Company’s Board of Directors authorized, and the Company declared, a cash dividend for the first quarter of 2014 for its Class A common stock. The cash dividend was paid on April 10, 2014 to record holders of Class A common stock at the close of business on March 31, 2014 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the fourth quarter of 2013.
On June 17, 2014, the Company’s Board of Directors authorized and the Company declared a cash dividend for the quarter ended June 30, 2014 for its Class A common stock. The cash dividend was paid on July 10, 2014 to record holders of Class A common stock at the close of business on June 30, 2014 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the first quarter of 2014. After the dividend paid with respect to the second quarter of 2014, the Board of Directors has decided to discontinue future quarterly dividends.
Class B common stock. As of June 30, 2014 RCAP Holdings owns the sole outstanding share of Class B common stock, which entitles it to one vote more than 50% of the voting rights of the Company, and thereby controls the Company. Class B common stockholders have no economic rights (including no rights to dividends and distributions upon liquidation).
LTIP Units. On April 28, 2014 the 2013 Manager Multi-Year Outperformance Agreement (the “OPP”) was amended (the “Amended OPP”) which resulted in RCS Capital Management earning 310,947 LTIP Units and forfeiting 1,014,053 LTIP Units. Immediately prior to the acquisition by Luxor of an interest in RCS Capital Management, RCS Capital Management distributed its 310,947 earned LTIP Units to its then current members, each of whom is also a member of RCS Holdings. As of June 30, 2014 the interests of the LTIP Units were included in non-controlling interest. See Note 19 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

13. Equity-based compensation
The RCAP Equity Plan provides for the grant of stock options, stock appreciation rights, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include grants of shares of Class A common stock in payment of the amounts due under a plan or arrangement sponsored or maintained by the Company or an affiliate, including the Amended OPP) to individuals who are, as of the date of grant, non-executive directors, officers and other employees of the Company or its affiliates, to certain advisors or consultants of the Company or any of its affiliates who are providing services to the Company or the affiliate, or, subject the Services Agreement (as defined below) remaining in effect on the date of grant, to RCS Capital Management, an entity under common control with RCAP Holdings, and individuals who are, as of the date of grant, employees, officers or directors of RCS Capital Management or one of its affiliates. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan was initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a diluted basis) at any time following such increase (subject to the registration of the increased number of available shares). Pursuant to a Registration Statement on Form S-8 filed on February 19, 2014, a total of 2,649,999 shares of Class A common stock may be granted pursuant to awards under the RCAP Equity Plan. Subject to the filing of a registration statement on Form S-8 with respect to shares of Class A common stock that became available under the RCAP Equity Plan subsequent to February 19, 2014, an additional 5,871,031 shares could be granted pursuant to awards under the RCAP Equity Plan.
The following table details the restricted shares activity during the six months ended June 30, 2014:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period (years)
Unvested, December 31, 2013	—	$—	$—	—
Granted	2,368,203	33.40	79,098	3.82
Less: vested	52,772	25.52	1,347	N/A
Less: forfeited	1,500	32.33	48	4.00
Unvested June 30, 2014	2,313,931	$33.58	$77,703	3.89
During the six months ended June 30, 2014, the Company granted 175,179 restricted stock awards, net of forfeitures, to certain employees of related parties under the RCAP Equity Plan with a weighted average grant date fair value of $36.63. During the six months ended June 30, 2014, no shares granted to employees of related parties have vested. The Company recognized the entire charge of $6.4 million for these restricted stock awards immediately in retained earnings as a dividend with an offset to additional paid-in capital. The amounts in excess of retained earnings was adjusted to additional paid-in capital to ensure that retained earnings was not reduced below zero due to the restricted stock awards. The restricted stock awards have rights to non-forfeitable dividends for which the Company recognized $0.1 million for the six months ended June 30, 2014.
A related party also granted restricted stock awards (of the related party’s stock) to certain employees of the Company for services provided by Company employees on behalf of such related party. The expenses related to this share-based compensation for the three and six months ended June 30, 2014 was recorded in internal commissions, payroll and benefits expense in the consolidated statement of income. The Company re-measures the fair value of the awards at each reporting date based on the related party’s stock price, at which time the amortization of the award is adjusted.
The following table details the expense activity, which is included in internal commissions, payroll and benefits expense in the consolidated statements of income, related to restricted share grants during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expense recognized for restricted shares of Class A common stock granted to RCAP employees	$5,768	$—	$6,471	$—
Expense recognized for related party restricted share grants to RCAP employees	167	—	2,527	—
Total share based compensation expense	$5,935	$—	$8,998	$—

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table details the restricted shares activity related to shares of a related party granted to RCAP employees during the six months ended June 30, 2014:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period (years)
Unvested, December 31, 2013	—	$—	$—	—
Granted	512,430	14.18	7,266	4.05
Less: vested	143,805	13.83	1,989	3.00
Less: forfeited	—	—	—	—
Unvested June 30, 2014	368,625	$14.32	$5,277	4.46
439,356 restricted units were issued to certain employees under the FA RSU Plan to provide for the grant of phantom stock in connection with the acquisition of First Allied by RCAP Holdings. Pursuant to the terms of the FA RSU Plan, phantom stock vests equally on each of the first three anniversaries of the acquisition of First Allied by RCAP Holdings, which occurred on September 25, 2013. The first tranche of restricted units that will vest on September 25, 2014 have a non-fluctuating value of $20.00 per unit and can be paid in cash or shares of Class A common stock at the Company’s option. The second and third tranches of restricted units each represent one phantom share of Class A common stock and can be settled in either shares of the Class A common stock or a then equivalent amount of cash, at the Company’s option.
The FA RSU Plan is being accounted for on the liability method with the first tranche expensed ratably over the first vesting period. The second and third tranche will be expensed over the second and third vesting periods, respectively, based on the current fair market value of the Class A common stock. For the three and six months ended June 30, 2014, the Company recorded $0.7 million and $1.5 million, respectively, of stock based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of income.
On June 10, 2014, RCAP Holdings and RCAP Equity, LLC, as the holders of 68.97% of the combined voting power of the Company’s outstanding common stock, approved the Company’s 2014 Stock Purchase Program (the “Program”). The Program became effective on June 30, 2014. The purpose of the Program is to enable select employees, financial advisors and executive officers of the Company and its affiliates and of subsidiaries of the Company that will be part of the Company’s independent retail advice platform (“Eligible Individuals”) to acquire proprietary interests in the Company through the ownership of Class A common stock. The Program is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and any warrants granted under the Program are not intended to qualify as “incentive stock options” under Section 422 of the Code. Up to 4,000,000 shares of Class A common stock may be sold to Eligible Individuals or may be issued under warrants granted under the Program. As of June 30, 2014 no shares of Class A common stock has been sold and no warrants have been issued under the Program.
14. Income Taxes
As of June 30, 2014, the Company had a net deferred tax liability of $286.8 million primarily related to intangible assets as a result of the purchase price accounting from the recent acquisitions. As of December 31, 2013, the Company had a net deferred tax liability of $23.6 million which primarily related to purchase price accounting from the acquisition of First Allied.
For the six months ended June 30, 2014, the effective tax rate was 18.5%. The effective tax rate differs from the federal statutory rate of 35% primarily as a result of certain mark-to-market adjustments on financial instruments which are not subject to income taxes.
The Company believes that, as of June 30, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2014.
The Company will file tax returns in the U.S. federal and various state jurisdictions. The Company will be open to audit under the statute of limitations by the Internal Revenue Service for its 2012 and 2014 tax years. The Company or its subsidiaries’ state income tax returns will be open to audit under the statute of limitations for 2009 to 2014.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

15. Earnings Per Share
The Company computes earnings per share using the two-class method which requires that all earnings be allocated to each class of common stock including those securities which are participating securities. LTIP Units, unvested restricted shares of Class A common stock, shares issuable under the FA RSU Plan and convertible preferred stock, each of which contain non-forfeitable rights to dividends, are considered participating securities. Other potentially dilutive common shares including shares issuable under the terms of Luxor’s put option under the put/call agreement as calculated under the if-converted method, shares issuable under the terms of the convertible notes as calculated under the if-converted method and shares issuable on June 12, 2015 as consideration in the J.P. Turner acquisition as calculated under the treasury stock method, are considered when calculating diluted EPS. Basic and diluted earnings per share for the three and six months ended June 30, 2014 were calculated assuming that the 11,264,929 shares issued on June 30, 2014 in connection to the closing of the First Allied acquisition were outstanding for the entire period. Basic and diluted earnings per share for the three and six months ended June 30, 2013 were calculated assuming that the 2,500,000 shares issued on June 10, 2013 in connection to the IPO were outstanding for the entire period.
The following tables present the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended June 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net loss attributable to Class A common stockholders (1)	$(149,861)	43,030,018	$(3.48)
Allocation of earnings to participating securities:
Allocation of earnings to unvested RSU holders	(384)	—	(0.01)
Basic Earnings:
Net loss attributable to Class A common stockholders	(150,245)	43,030,018	(3.49)
Effect of Dilutive Securities:
Shares issuable upon exercise of Luxor’s put option(2)	(8,466)	1,342,828	(0.09)
Shares issuable upon conversion of convertible notes(3)	(14,747)	3,922,423	(0.01)
Diluted Earnings:
Net loss attributable to Class A common stockholders	$(173,458)	48,295,269	$(3.59)
_____________________
(1) Included in net loss attributable to common stock is a deemed dividend of $194.8 million. This deemed dividend represents the difference between redemption value of the convertible preferred stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders.
(2) The reduction in the numerator represents an $8.5 million gain in the fair value of the derivative for the period of issuance to June 30, 2014.
(3) The reduction in the numerator represents a $14.7 million gain in the fair value of the embedded derivative for the period of issuance to June 30, 2014.

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings:
Net income attributable to Class A common stockholders	$202	2,500,000	$0.08

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

	Six Months Ended June 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net loss attributable to Class A common stockholders (1)	$(146,576)	34,975,636	$(4.19)
Allocation of earnings to participating securities:
Allocation of earnings to unvested RSU holders	(711)	—	(0.02)
Basic Earnings:
Net loss attributable to Class A common stockholders	(147,287)	34,975,636	(4.21)
Effect of Dilutive Securities:
Shares issuable upon exercise of Luxor’s put option(2)	(8,466)	675,123	(0.16)
Shares issuable upon conversion of convertible notes(3)	(14,747)	1,972,047	(0.16)
Diluted Earnings:
Net loss attributable to Class A common stockholders	$(170,500)	37,622,806	$(4.53)
_____________________
(1) Included in net loss attributable to common stock is a deemed dividend of $194.8 million. This deemed dividend represents the difference between redemption value of the convertible preferred stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders.
(2) The reduction in the numerator represents an $8.5 million gain in the fair value of the derivative for the period of issuance to June 30, 2014.
(3) The reduction in the numerator represents a $14.7 million gain in the fair value of the embedded derivative for the period of issuance to June 30, 2014.

	Six Months Ended June 30, 2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings:
Net income attributable to Class A common stockholders	$202	2,500,000	$0.08
For the three and six months ended June 30, 2014 the Company excluded the LTIP Units, unvested restricted shares of Class A common stock, shares issuable under the terms of the convertible preferred stock, shares issuable under the FA RSU plan and shares of Class A common stock issuable on June 12, 2015 for J.P. Turner from the calculation of diluted earnings per share as the effect was antidilutive. For the three and six months ended June 30, 2013 the Company excluded shares of Class B common stock from the calculation of diluted earnings per share as the effect was antidilutive.
16. Off-Balance Sheet Risk and Concentrations
The Company is engaged in various trading, brokerage activities and capital raising with counterparties primarily including broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company’s policy to review, as necessary, the credit standing of each counterparty. As of June 30, 2014, the Company had 60% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in three related and one non-related party direct investment programs, and 83% of the total wholesale commissions and dealer manager fees receivable concentrated in three related party direct investment programs. As of December 31, 2013, the Company had 63% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in one related party direct investment program, and 93% of the total commissions and dealer manager fees receivable concentrated in three related party direct investment programs.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company’s customer activities involve the execution, settlement, and financing of various securities transactions. These activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer’s account. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased and the writing of options contracts. Such transactions may expose the Company to off-balance sheet risk in the event that margin requirements are not sufficient to fully cover losses that customers incur or counterparties are unable to meet the terms of the contracted obligations. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.
In the event a customer or broker fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer’s obligations. The Company seeks to control the risk associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or reduce positions, when necessary.
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
The Company holds securities that can potentially subject the Company to market risk. The amount of potential gain or loss depends on the securities performance and overall market activity. The Company monitors its securities positions on a monthly basis to evaluate its positions, and, if applicable, may elect to sell all or a portion to limit the loss.
17. Commitments and Contingencies
Leases — The Company leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $1.9 million and $2.9 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013 total rent expense for all operating leases was approximately $0.1 million and $0.2 million, respectively. The following table shows the future annual minimum rental payments due (in thousands):

12 Months Ended June 30,
2015	$8,790
2016	8,758
2017	8,203
2018	7,209
2019	6,123
Thereafter	23,929
Total	$63,012

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Service contracts — The Company has contracted with third parties to perform services provided for back office processing. The following table shows the future annual minimum payments due (in thousands):

12 Months Ended June 30,
2015	$4,637
2016	4,875
2017	4,407
2018	2,400
2019	2,400
Thereafter	2,400
Total	$21,119
Lines of credit — As of June 30, 2014, the Company had two lines of credit. The first line of credit pursuant to the Bank Facilities is for $50.0 million, with no maturity date and was unfunded as of June 30, 2014. The second line of credit is for $6.0 million, matures in 2018 and as of June 30, 2014 $4.8 million has been funded and was recorded in long-term debt in the consolidated statement of financial condition.
Legal Proceedings — The Company and its subsidiaries are involved in legal proceedings from time to time arising out of their business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot estimate what the possible loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. As of June 30, 2014, the Company recorded legal reserves related to several matters of $4.8 million.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
Summit Litigation
Summit, its board of directors, the Company and a wholly owned subsidiary formed by our company in connection with the Summit acquisition are named as defendants in two purported class action lawsuits (now consolidated) filed by alleged Summit shareholders on November 27, 2013 and December 12, 2013 in Palm Beach County, Florida challenging the Summit acquisition. These lawsuits allege, among other things, that: (i) each member of Summit’s board of directors breached his fiduciary duties to Summit and its shareholders in authorizing the Summit acquisition; (ii) the Summit acquisition does not maximize value to Summit shareholders; and (iii) we and our acquisition subsidiary aided and abetted the breaches of fiduciary duty allegedly committed by the members of Summit’s board of directors. On May 9, 2014, the plaintiff shareholders moved for leave to file an amended complaint under seal. The amended complaint asserts claims similar to those in the original complaint, adds allegations relating to the amendment of the Summit merger agreement on March 17, 2014, and also challenges the adequacy of the disclosures in the registration statement related to the issuance of shares of our Class A common stock as consideration in the Summit acquisition, the background of the transaction, the fairness opinion issued to the Summit special committee, and Summit’s financial projections. The consolidated lawsuits seek class-action certification, equitable relief, including an injunction against consummation of the Summit acquisition on the agreed-upon terms, and damages.
On May 27, 2014, the parties to the consolidated action entered into a Memorandum of Understanding (the “Memorandum of Understanding”) setting forth their agreement in principle to settle the consolidated action.  The parties are presently negotiating a stipulation of settlement based on the terms of the Memorandum of Understanding.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
June 30, 2014

18. Net Capital Requirements
The Company’s broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of the Company’s broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of minimum net capital of the greater of $250,000 or 2% of aggregate debit items. The table below provides the net capital requirements for each of the Company’s broker-dealers as of June 30, 2014 and the net capital requirements for those broker-dealers which were either under the control of the Company or under common control as of December 31, 2013 (in thousands, except ratios).

	June 30, 2014	December 31, 2013
Realty Capital Securities:
Net capital	$10,993	$25,627
Required net capital	3,410	1,294
Net capital in excess of required net capital	$7,583	$24,333
Aggregate indebtedness to net capital ratio	2.57 to 1	0.76 to 1
First Allied Securities, Inc. (alternative method):
Net capital	$2,999	$4,777
Required net capital	250	250
Net capital in excess of required net capital	$2,749	$4,527
Net capital as a percentage of aggregate debit items evaluation	in compliance(1)	in compliance(1)
Legend Equities Corporation:
Net capital	$2,572	$2,684
Required net capital	218	224
Net capital in excess of required net capital	$2,354	$2,460
Aggregate indebtedness to net capital ratio	1.27 to 1	1.25 to 1
Cetera Advisor Networks LLC (alternative method)(2):
Net capital	$9,847
Required net capital	250
Net capital in excess of required net capital	$9,597
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Advisors LLC (alternative method)(2):
Net capital	$6,473
Required net capital	250
Net capital in excess of required net capital	$6,223
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Financial Specialists LLC (alternative method)(2):
Net capital	$3,841
Required net capital	250
Net capital in excess of required net capital	$3,591
Net capital as a percentage of aggregate debit items	in compliance(1)

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
June 30, 2014

	June 30, 2014	December 31, 2013
Cetera Investment Services LLC (alternative method)(2):
Net capital	$14,208
Required net capital	250
Net capital in excess of required net capital	$13,958
Net capital as a percentage of aggregate debit items	124%
Hatteras Capital Distributors, LLC(2):
Net capital	$465
Required net capital	17
Net capital in excess of required net capital	$448
Indebtedness to net capital	0.54 to 1
J.P. Turner & Company LLC(2):
Net capital	$3,815
Required net capital	664
Net capital in excess of required net capital	$3,151
Indebtedness to net capital	2.61 to 1
Summit Brokerage Services, Inc.(2):
Net capital	$4,679
Required net capital	370
Net capital in excess of required net capital	$4,309
Indebtedness to net capital	1.19 to 1
_____________________
(1) The entity was determined to be in compliance as of the date stated as its net capital was in excess of the minimum $250,000.
(2) The entity was not under the control of, or under common control with, the Company as of December 31, 2013.
19. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The Company earned revenues of $285.4 million and $471.6 million for the three and six months ended June 30, 2014, respectively, from related party products. During the three and six months ended June 30, 2013 the company earned revenues of $180.8 million and $385.5 million, respectively, from related party products. As of June 30, 2014 and December 31, 2013, the receivables for such revenues were $18.4 million and $49.4 million, respectively.
Pursuant to a shared services agreement, beginning on January 1, 2013, AR Capital, LLC charges Realty Capital Securities, RCS Advisory and ANST for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $1.4 million and $2.8 million for the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013 the Company incurred $0.8 million and $1.5 million, respectively, for these services. As of June 30, 2014 and December 31, 2013, the payables for such expenses were $0.3 million and $0.3 million, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The Company incurs expenses directly for certain services it receives. The Company either allocates certain of these expenses to its operating subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific subsidiary are allocated to the appropriate subsidiary at 100%. Expenses that are not specific to a subsidiary are allocated in proportion to income before taxes, quarterly fees and incentive fees. Interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP plan, changes in the fair value of the Company’s derivative contracts and acquisition-related expenses are not allocated to the subsidiaries. The intercompany receivables and payables for these expenses are eliminated in consolidation and are settled quarterly. During the three and six months ended June 30, 2014, the Company’s operating subsidiaries incurred $4.9 million and $6.8 million, respectively, related to such expenses. The Original Operating Subsidiaries did not incur any such expenses for the three and six months ended June 30, 2013. There were no expenses payable by RCAP Holdings as of June 30, 2014 and December 31, 2013.
As of June 30, 2014, RCAP Holdings, the members of RCAP Holdings and RCAP Equity owned a combined 47.96% of Class A common stock outstanding primarily as a result of the Exchange Transaction. As of December 31, 2013, RCAP Holdings owned 2.06%, of Class A common stock. From time to time, RCAP Holdings may purchase shares of Class A common stock in the secondary market.
In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from an affiliate, ARC HTNEWRI001, LLC (“ARC HTNEWRI”). Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the three and six months ended June 30, 2014, the Company incurred $0.07 million in rent expense. The Company did not earn any revenue from the Crestline agreement during the three and six months ended June 30, 2014.
Services Agreement (formerly the Management Agreement). Pursuant to the management agreement which was amended and restated in connection with the Restructuring Transactions and is now known as the Amended and Restated Services Agreement (the “Services Agreement”), RCS Capital Management implements the Company’s business strategy, as well as the business strategy of its operating subsidiaries, and performs executive and management services for the Company and its operating subsidiaries, subject to oversight, directly or indirectly, by the Company’s Board of Directors.
The Company pays RCS Capital Management a quarterly fee in an amount equal to 10% of its aggregate pre-tax U.S. GAAP net income, not including the quarterly fee or the unrealized gains and losses on derivatives, calculated and payable quarterly in arrears, subject to its aggregate U.S. GAAP net income being positive for the current and three preceding calendar quarters.
In addition, from June 10, 2013 to February 11, 2014, the Company paid RCS Capital Management incentive fees, calculated and payable quarterly in arrears, that was based on the Company’s earnings and stock price. The incentive fee was an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company’s Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of the Company’s common stock of all the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company’s equity plan) in the previous 12-month period, and (B) 8%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee was payable with respect to any calendar quarter unless the Company’s Core Earnings for the 12 most recently completed calendar quarters is greater than zero.
Core Earnings is a non-U.S. GAAP measure and from June 10, 2013 to February 11, 2014 was defined as U.S. GAAP net income (loss) of the Company, excluding non-cash equity compensation expense, management fees, incentive fees, acquisition fees, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between RCS Capital Management and the independent directors and after approval by a majority of the independent directors.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Beginning on February 11, 2014, the incentive fee was amended whereby the Company pays RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company’s earnings and stock price. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company’s Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) (X) the weighted average of the issue price per share (or deemed price per share) of the Company’s common stock of all of the Company’s cash and non-cash issuances of common stock from and after June 5, 2013 multiplied by (Y) the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company’s equity plan) in the case of this clause (Y), in the previous 12-month period, and (B) 8%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless the Company’s cash flows for the 12 most recently completed calendar quarters is greater than zero. Core Earnings is a non-GAAP measure and is now defined as the after-tax GAAP net income (loss) of RCS Capital Corporation, before the incentive fee plus non-cash equity compensation expense, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount may be adjusted to include one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between RCS Capital Management and the Company’s independent directors and after approval by a majority of the Company’s independent directors.
Such quarterly and incentive fee calculations commenced on June 10, 2013, the date the Company’s initial public offering was completed. For periods less than four quarters or 12 months, the calculations are based on a pro rata concept starting with the quarter ended June 30, 2013.
The quarterly fee earned by RCS Capital Management for the three and six months ended June 30, 2014 was $0.2 million and $2.0 million, which is the expense recorded by the Company. The quarterly fee earned by RCS Capital Management for the three and six months ended June 30, 2013 was $0.7 million. The payable for such expense is included in accrued expenses - due to related parties within the accompanying consolidated statements of financial condition.
The Company did not incur an incentive fee for the three and six months ended June 30, 2014. The incentive fee earned by RCS Capital Management for both the three and six months ended June 30, 2013 was $0.02 million.
Amended and Restated 2013 Manager Multi-Year Outperformance Agreement. The Company entered into the OPP, as of June 10, 2013, with the Original Operating Subsidiaries and RCS Capital Management. The OPP provided a for performance-based bonus award to RCS Capital Management intended to further align RCS Capital Management’s interests with those of the Company and its stockholders.
Under the OPP, RCS Capital Management was issued LTIP Units of the Operating subsidiaries that were structured as profits interests therein, with a maximum award value equal to approximately 5% of the Company’s initial market capitalization on the date of the IPO (the “OPP Cap”). In connection with the Restructuring Transaction, RCS Capital Management contributed all of its LTIP Units in the Original Operating Subsidiaries to RCS Holdings in exchange for 1,325,000 LTIP units in RCS Holdings structured as profits interests in RCS Holdings. Subject to the OPP Cap, RCS Capital Management is eligible to earn a number of LTIP Units under the OPP determined based on the Company’s level of achievement of total return to stockholders which includes both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period commencing on June 4, 2013 (the “Commencement Date”), which period is referred to as the Three-Year Period, with valuation dates on which a portion of the LTIP Units up to a specified amount of the OPP Cap could be earned on the last day of each 12-month period during the Three Year Period and the initial 24-month period of the Three Year Period.
The Company, RCS Holdings and RCS Capital Management agreed to amend the OPP to provide that the first valuation date would be April 28, 2014 and that any LTIP Units not earned as of such date would be forfeited without payment of compensation. The board determined that as of such valuation date 310,947 LTIP Units were earned the (“Earned LTIP Units”), and 1,014,053 LTIP Units were forfeited. No additional LTIP Units may be earned under the OPP. The Earned LTIP Units were distributed to the members of RCS Capital Management immediately prior to the acquisition by Luxor of an interest in RCS Capital Management.
Subject to RCS Capital Management’s continued service through each vesting date, 1/3 of any LTIP Units earned will vest on each of the third, fourth and fifth anniversaries of the Commencement Date. After the LTIP Units were fully earned, they became entitled to a catch-up distribution and the same distributions as the Units of RCS Holdings. At the time RCS Capital Management’s capital account with respect to the earned LTIP Units is economically equivalent to the average capital account balance of the Class A Units and Class C Units of RCS Holdings and has been vested for 30 days, the applicable earned LTIP Units will automatically convert into Class C Units of RCS Holdings on a one-to-one basis.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

For the three and six months ended June 30, 2014 the Company recognized $2.6 million and $9.7 million, respectively, of the OPP award. For the three and six months ended June 30, 2013 the Company recognized $0.1 million of the OPP award. The OPP award is included in the consolidated statements of income, with an offset recorded to non-controlling interest.
RCS Advisory Services, LLC — AR Capital, LLC Services Agreement. On June 10, 2013, RCS Advisory entered into a services agreement with AR Capital, LLC, pursuant to which it provides AR Capital, LLC and its subsidiaries with transaction management services (including, transaction management, compliance, due diligence, event coordination and marketing services, among others), in connection with the performance of services to certain AR Capital, LLC sponsored companies.
Registration Rights Agreement. In connection with the Company’s initial public offering, the Company entered into a registration rights agreement with RCAP Holdings and RCS Capital Management pursuant to which the Company granted (i) RCAP Holdings, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act of 1933, as amended (the “Securities Act”) shares of Class A common stock issuable upon exchange of the Original Operating Subsidiaries Units held or acquired by them; and (ii) RCS Capital Management, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act any equity-based awards granted to RCS Capital Management under the Company’s equity plan. Under the registration rights agreement, the shareholders party thereto have the right to request us to register the sale of its shares and also may require us to make available shelf registration statements, at such time as the Company may be eligible to file shelf registration statements, permitting sales of shares into the market from time to time over an extended period. In addition, the agreement gives the shareholders party thereto the ability to exercise certain piggyback registration rights in connection with registered offerings requested by the shareholders party thereto or initiated by us. As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock and Original Operating Subsidiaries Units except for one share of Class B common stock and one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of Class A common stock. See “Exchange Agreement.”
Exchange Agreement. RCAP Holdings entered into the Exchange Agreement with the Company under which RCAP Holdings has the right, from time to time, to exchange its Original Operating Subsidiaries Units for shares of Class A common stock of the Company on a one-for-one basis.
As an initial step in the Restructuring Transactions, on February 11, 2014, the Company entered into a First Amendment to the Exchange Agreement (the “Amendment”) with RCAP Holdings, the holder of (a) the Original Operating Subsidiaries Units, and (b) all the outstanding shares of Class B common stock. The purpose of the Amendment was to permit an exchange by RCAP Holdings of its Original Operating Subsidiaries Units for shares of Class A common stock and the related cancellation of a corresponding number of shares of Class B common stock thereunder, to be treated as a contribution by RCAP Holdings of its equity interests in each of the Original Operating Subsidiaries to the Company in a transaction intending to qualify as tax-free under Section 351 of the Code.
On February 11, 2014, as part of the Restructuring Transactions, RCAP Holdings exchanged 23,999,999 Original Operating Subsidiaries Units for 23,999,999 shares of Class A common stock.
The Company issued the Class A common stock in the Exchange to RCAP Holdings in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). RCAP Holdings was an existing holder of Class A common stock and the Class B common stock, and the Company did not, directly or indirectly, pay or give any commission or other remuneration to any party for soliciting the exchange.
Following receipt of stockholder consent, the Company amended the Company’s certificate of incorporation effective July 2, 2014 and amended the Exchange Agreement on August 5, 2014 to permit RCAP Holdings to continue to hold one share of Class B common stock without holding one Original Operating Subsidiaries Unit. Following this amendment, the remaining Original Operating Subsidiaries Unit owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Limited Liability Company Agreement of RCS Holdings. On February 10, 2014, the Company formed RCS Holdings. Pursuant to the limited liability company agreement of RCS Holdings, there are three classes of equity interests in RCS Holdings, called “Class A Units,” “Class C Units” and “LTIP Units.” In connection with the Restructuring Transaction, RCS Capital Management contributed all its LTIP Units in the Original Operating Subsidiaries to RCS Holdings in exchange for LTIP Units representing units of equity ownership in RCS Holdings that are structured as profits interest therein. In connection with the execution of the RCS Holdings limited liability company agreement, 100% of the Class A Units of RCS Holdings were issued to the Company and 100% of the LTIP Units of RCS Holdings were issued to RCS Capital Management. The Class A Units of RCS Holdings issued to the Company are fully vested, are not subject to any put and call rights, and entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation). The LTIP Units of RCS Holdings issued to RCS Capital Management are structured as a profits interest in RCS Holdings with all the rights, privileges and obligations associated with Class A Units of RCS Holdings, subject to certain exceptions. The LTIP Units of RCS Holdings are subject to vesting, forfeiture and restrictions on transfers as provided in the OPP, as amended in connection with the Restructuring Transactions. See “Management - 2013 Manager Multi-Year Outperformance Agreement.” Until such time as the LTIP Units of RCS Holdings are fully earned in accordance with the provisions of the OPP, the LTIP Units of RCS Holdings are entitled to distributions equal to 10% of the distributions on Class A Units of RCS Holdings. After the LTIP Units of RCS Holdings are fully earned, they are entitled to a catch-up distribution and then the same distributions as Units of RCS Holdings. At the time RCS Capital Management’s capital account with respect to the LTIP Units of RCS Holdings is economically equivalent to the average capital account balance of the Class A Units and the Class C Units of RCS Holdings, has been earned and has been vested for 30 days, the LTIP Units of RCS Holdings will automatically convert into Class C Units on a one-to-one basis. The Class C Units have the same rights, privileges and obligations associated with Class A Units of RCS Holdings (other than voting) but will be exchangeable for shares of Class A common stock on a one-to-one basis pursuant to an exchange agreement to be entered into. Pursuant to the limited liability company agreement of RCS Holdings, the Company, as the managing member of RCS Holdings, controls RCS Holdings’ affairs and decision making.
Amended and Restated Limited Liability Company Agreements of the Original Operating Subsidiaries. Under the amended and restated operating agreements of the Company’s Original Operating Subsidiaries, there are two classes of units of each such Original Operating Subsidiary called “Class A Units” and “Class B Units.” The Company, through RCA Holdings, holds 100% of the outstanding Class A Units of each Original Operating Subsidiary, and RCAP Holdings holds the sole outstanding Class B Unit in each Original Operating Subsidiary. Class A Units confer substantially all of the economic rights and all of the voting rights in each Original Operating Subsidiary. Class B Units confer de minimis economic rights and no voting rights in each Original Operating Subsidiary.
As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock in the Company and Class B Units in each of the Original Operating Subsidiaries (each such unit, an “Original Operating Subsidiaries Unit”) except for one share of Class B common stock and one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of Class A common stock. Following receipt of stockholder consent, the Company amended the Company’s certificate of incorporation effective July 2, 2014 and amended the Exchange Agreement on August 5, 2014 to permit RCAP Holdings to continue to hold one share of Class B common stock without holding one Original Operating Subsidiaries Unit. Following this amendment, the remaining Original Operating Subsidiaries Unit owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it. Accordingly, no more Original Operating Subsidiaries Units are outstanding and the voting and economic interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A Units.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

Tax Receivable Agreement. The Company entered into a tax receivable agreement with RCAP Holdings requiring the Company to pay to RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that the Company realizes (or is deemed to realize upon early termination of the tax receivable agreement or change of control) as a result of the increases in tax basis of its tangible and intangible assets created by RCAP Holdings’ exchanges of its Original Operating Subsidiaries Units for shares of Class A common stock (with a cancellation of its corresponding shares of Class B common stock) pursuant to the exchange agreement. Cash payments pursuant to the tax receivable agreement will be the Company’s obligation. The initial public offering did not generate tax benefits and did not require payments pursuant to this agreement. In general, the Company’s payments under the tax receivable agreement will not be due until after the Company has filed its tax returns for a year in which the Company realizes a tax benefit resulting from an exchange; however, the timing of payments could be accelerated upon an early termination of the tax receivable agreement or change in control which could require payment prior to the Company’s ability to claim the tax benefit on its tax returns. Furthermore, RCAP Holdings will not be required to reimburse the Company for any payments previously made under the tax receivable agreement even if the IRS were to successfully challenge the increase in tax basis resulting from an exchange and, as a result, increase the Company’s tax liability. The accelerated timing of payments and the increase in the Company’s tax liability without reimbursement could affect the cash available to it and could impact its ability to pay dividends.
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Original Operating Subsidiaries Units for shares of Class A common stock along with the cancellation of a corresponding number of shares of Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure the Company’s ownership that includes the exchange, our pending securities offering, the Cetera financings and the completion of the pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, the Company would obtain carryover tax basis in the tangible and intangible assets of the Company’s operating subsidiaries connected with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as tax free Section 351 contribution, there will be no reduction in the Company’s tax liability, and as such the Company would not be required to make any payments under the tax receivable agreement. However, if the exchange were treated as a taxable transaction, each of the Company’s operating subsidiaries intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis in tangible and intangible assets of the Company’s operating subsidiaries with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.
AR Capital Real Estate Income Fund. As of June 30, 2014, RCS Advisory and Realty Capital Securities had investments in the AR Capital Real Estate Income Fund, which is managed by a related-party, of $0.4 million and $6.9 million, respectively. As of December 31, 2013, RCS Advisory and Realty Capital Securities had investments in the AR Capital Real Estate Income Fund of $8.5 million and $5.9 million, respectively.
Luxor Arrangements
As part of the Cetera financings, on April 29, 2014, the Company issued to Luxor $120.0 million (face amount) of 5% convertible notes, issued at a price of $666.67 per $1,000 of par value (for gross proceeds to us upon issuance of $80.0 million) and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock, issued at a price of 88.89% of the liquidation preference per share (for gross proceeds to us upon issuance of $240.0 million).
Also on April 29, 2014, the Company entered into a put/call agreement with Luxor whereby, subject to certain conditions, (i) the Company has the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor has the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and convertible preferred stock).
The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, American Realty Capital, RCS Holdings and RCAP Equity, LLC) may elect to purchase all of the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company is prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

On June 10, 2014 the Company issued 2,469,136 shares of Class A common stock at the public offering price of $20.25 per share to Luxor in a private offering.
In connection with securities issuances and arrangements described above, the Company agreed to file with the SEC a continuously effective resale registration statement with respect to certain securities owned and beneficially owned by Luxor by July 1, 2014. A Registration Statement on Form S-3 (File No. 333-197148) in fulfillment of this obligation was filed with the SEC on July 1, 2014 and became effective on July 16, 2014.
20. Employee Benefits
401(k) and Health and Welfare Benefit Plan for Employees - The Company has several 401(k) and health and welfare defined contribution plans which have various eligibility standards, vesting requirements, and guidelines for matching. For the three months ended June 30, 2014 and 2013, the Company recorded expenses of $2.0 million and $0.4 million, respectively in the consolidated statements of income in internal commissions, payroll and benefits. For the six months ended June 30, 2014 and 2013, the Company recorded expenses of $3.8 million and $0.8 million, respectively in the consolidated statements of income in internal commissions, payroll and benefits.
Deferred Compensation Plans for Financial Advisors - The Company offers a plan to certain of its financial advisors which allows them to defer a portion of their compensation which earns a rate of return based on the financial advisor’s selection of investments. In order to economically hedge this exposure, the Company invests in money market, international, U.S. equity and U.S. fixed income funds. The liability to the financial advisor is recorded in deferred compensation plan accrued liabilities and the related economic hedges are recorded in deferred compensation plan investments in the consolidated statement of financial condition.
For the three and six months ended June 30, 2014 the Company recorded expenses of $2.7 million in the consolidated statements of income in internal commissions, payroll and benefits. For the three and six months ended June 30, 2014, the Company recorded revenue from the economic hedges of $2.7 million in the consolidated statements of income in other revenue. For the three and six months ended June 30, 2013, the Company did not record any revenues or expenses related to the deferred compensation plans because the plans relate to the recent acquisitions and therefore; those results are not included in the Company’s results prior to the acquisition date.
21. Segment Reporting
In connection with the completed acquisitions of Cetera, Summit, J.P. Turner, Hatteras and First Allied the Company restructured its principal segments to reflect the new business model. The Company now operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The Independent Retail Advice segment offers financial advice and investment solutions to investors through the broad network of financial advisors. Cetera, Summit, J.P. Turner, Hatteras, First Allied and ICH operate as independent subsidiaries under their own brand and management.
The Wholesale Distribution segment, includes the Company’s alternative investment program activities and Realty Capital Securities’ operations as the distributor or dealer manager for proprietary and non-proprietary publicly registered non-traded securities and for an open-end mutual fund. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital Securities distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States.
The Investment Banking, Capital Markets and Transaction Management Services segment provides comprehensive strategic advisory services focused on direct investment programs, particularly non-traded REITs through RCS Advisory, ANST and the investment banking division of Realty Capital Securities. These strategic advisory services include mergers and acquisitions advisory, capital markets activities, registration management, and other transaction support services.
The Investment Management segment, which primarily consists of mutual fund and other registered investment products, provides investment advisory, distribution and other services to the Hatteras family of funds.
The Investment Research segment provides focused research, consulting, training and education, and due diligence on traditional and non-traditional investment products through SK Research.
Corporate and Other primarily includes interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP plan, changes in the fair value of the Company’s derivative contracts and acquisition-related expenses.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The reportable business segment information is prepared using the following methodologies:

•	Net revenues and expenses directly associated with each reportable business segment are included in determining earnings before taxes.

•
Net revenues and expenses not directly associated with specific reportable business segments are allocated based on the most relevant measures applicable, including each reportable business segment’s net revenues, time spent and other factors.

•
Reportable business segment assets include an allocation of indirect corporate assets that have been fully allocated to the Company’s reportable business segments, generally based on each reportable business segment’s capital utilization.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table presents the Company’s net revenues, expenses and income before taxes by segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Independent retail advice:
Revenues	$324,153	$—	$416,910	$—
Expenses	329,364	—	422,970	—
Loss	$(5,211)	$—	$(6,060)	$—
Wholesale distribution:
Revenues	$250,586	$220,791	$389,696	$432,635
Expenses	246,101	196,866	388,736	385,847
Income	$4,485	$23,925	$960	$46,788
Investment banking, capital markets and transaction management services:
Revenues	$39,101	$9,225	$87,643	$16,012
Expenses	16,860	6,329	39,084	9,232
Income	$22,241	$2,896	$48,559	$6,780
Investment management:
Revenues	$—	$—	$—	$—
Expenses	—	—	—	—
Income	$—	$—	$—	$—
Investment research:
Revenues	$691	$—	$691	$—
Expenses	3,857	—	4,301	—
Loss	$(3,166)	$—	$(3,610)	$—
Corporate and other:
Revenues	$58,470	$—	$58,470	$—
Expenses	17,507	217	23,955	217
Income (loss)	$40,963	$(217)	$34,515	$(217)

Revenue reconciliation
Total revenues for reportable segments	$673,001	$230,016	$953,410	$448,647
Less: intercompany revenues	34,576	—	35,025	—
Total revenues	$638,425	$230,016	$918,385	$448,647

Income reconciliation
Total income before taxes for reportable segments	$59,312	$26,604	$74,364	$53,351
Reconciling items	—	—	—	—
Income before income taxes	$59,312	$26,604	$74,364	$53,351

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table presents the Company’s total assets by segment as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Segment assets:
Independent retail advice	$1,910,209	$225,623
Wholesale distribution	70,857	32,058
Investment banking, capital markets and transaction management services	109,150	75,358
Investment management	73,309	—
Investment research	10,474	—
Corporate and other (1)	358,247	3,585
Total assets for reportable segments	$2,532,246	$336,624

Assets reconciliation:
Total assets for reportable segments	$2,532,246	$336,624
Less: intercompany eliminations	142,950	99
Total consolidated assets	$2,389,296	$336,525
_____________________
(1) Excludes amounts related to investment in subsidiaries.
22. Subsequent Events
On July 11, 2014, the Company completed the acquisition of ICH. ICH was a public company with its common stock listed on the NYSE MKT (formerly the American Stock Exchange) under the symbol “ICH” that provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance as well as investment advisory and asset management services.
The aggregate consideration was $52.5 million. The Company issued 2,029,261 shares of Class A common stock pursuant to a registration statement on Form S-4 and paid aggregate consideration in cash of $8.7 million. See Note 2 for more information.
On July 21, 2014, the Company announced that it is establishing a crowdfunding investment platform which it will brand under the name, “We R Crowdfunding.” In connection with this initiative, the Company acquired substantially all of the assets of New York based Trupoly, Inc., a white-label investor relationship management portal, which will be integrated into the Company’s new crowdfunding investment platform.
On July 28, 2014, $32.0 million First Allied outstanding indebtedness was repaid by the Company as required by the Bank Facilities. See Note 9 for more information.
On August 6, 2014 the Company entered into an agreement to purchase VSR Group, Inc. and its wholly owned subsidiary, VSR Financial Services, Inc, an independent broker-dealer. The transaction is expected to close in late 2014 or early 2015 and is subject to certain regulatory approvals and other customary closing conditions.
On August 14, 2014, the Company entered into an agreement to purchase Girard Securities, Inc. (“Girard”), an independent broker-dealer. The transaction is expected to close in late 2014 or early 2015 and is subject to certain regulatory approvals and other customary closing conditions.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains or incorporates by reference “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements include statements about our future and statements that are not historical facts. These forward-looking statements are usually preceded by the words “believe,” “intend,” “may,” “will,” “should,” or similar expressions. Forward-looking statements may contain expectations regarding revenues, earnings, and other results, and may include statements of future performance, plans and objectives. Forward-looking statements also include statements pertaining to our strategies for future development of our business and products. Forward-looking statements represent only our belief regarding future events, many of which by their nature are inherently uncertain. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•	the description of our business and risk factors contained in the prospectus incorporated by reference in our Current Report on Form 8-K dated July 1, 2014;

•
the discussion of our analysis of financial condition and results of operations contained in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

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
Executive Summary
We are a holding company that was incorporated in Delaware on December 27, 2012. We currently are engaged in the independent retail advice, wholesale distribution, investment banking and capital markets, transaction management services, transfer agent, investment management and investment research businesses through our subsidiaries.
Our Businesses
We are an integrated financial services company focused on retail investors. We currently are engaged in the independent retail advice business through our recent acquisitions of Cetera, First Allied, J.P. Turner and Summit, and the wholesale distribution, investment banking, capital markets and transaction management services and investment research businesses through our other operating subsidiaries. We have recently acquired Hatteras, through which we have established an investment management platform specializing in alternative investments, and launched SK Research, the initial component of a new research division dedicated to alternative investment programs. Since June 30, 2014, we have also closed on the acquisition of ICH which has become part of our independent retail advice platform. In May 2014, we entered into an agreement to acquire StratCap, which will become part of our wholesale distribution platform following completion of the acquisition. In August 2014, we entered into an agreements to acquire VSR Financial Services, Inc. and Girard Securities, Inc.,which will become part of our independent retail advice business platform following completion of the acquisition. We are establishing a crowdfunding investment platform and, in July 2014, we acquired substantially all of the assets of Trupoly, Inc. in connection with the establishment of this platform. We may also pursue additional complementary acquisitions.
We operate through our operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The results of operations of Cetera, Summit, J.P. Turner and Hatteras are included in our results of operations from the date of acquisition. Our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with our financial statements for the quarter ended June 30, 2014, we have presented restated financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The results of operations of Hatteras did not have an impact on our results of operations for the three and six months ended June 30, 2014 because the acquisition closed on June 30, 2014.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Independent Retail Advice
Through the broad network of financial advisors on our independent retail advice platform, we offer financial advice and investment solutions to mass affluent investors with investment needs that are not served by the offerings and capabilities of captive investment advisors and broker-dealers. Cetera, Summit, J.P. Turner and First Allied operate as independent subsidiaries under their own brand and management.
Our independent retail advice platform provides independent groups of affiliated financial advisors or other financial professionals with the technology, infrastructure and other support and services they need to serve their clients. We provide our financial advisors with a wide array of practice development and operational support services that we believe help our financial advisors launch new relationships and strengthen existing ones.
We provide our financial advisors with access to a wide range of financial products, including mutual funds, fixed and variable annuities, alternative investments, equity and fixed income securities, and other financial products. All of the subsidiaries operating on our independent retail advice platform are able to determine independently which of the products they offer and their financial advisors are able to select which products to recommend to their clients.
As of June 30, 2014, we have the second largest network of financial advisors with approximately 9,200 in the United States that collectively have approximately $214.2 billion in assets under administration.
Wholesale Distribution
Our wholesale distribution platform is the leading multi-product distributor of direct investment program offerings to independent broker-dealers and the retail financial advisor community. Leveraging the expertise of our affiliate, AR Capital, LLC, the leading sponsor of real estate direct investment programs, we have developed substantial distribution capabilities. As of June 30, 2014, we had a selling group of approximately 285 brokerage firms with approximately 1,100 active selling agreements across the public nonlisted real estate investment trusts or REITs, public nonlisted business development companies or BDCs, open end and closed end mutual funds it distributes, supporting approximately 77,000 financial advisors.
We are currently distributing ten public, nonlisted offerings. The offerings are direct investment programs registered with the SEC, consisting of public non-traded REITs, a public nonlisted business development company and an oil and gas program. These offerings are sector-specific and consist of net lease, healthcare, grocery anchored retail, real estate debt, anchored core retail, small mid-market lending, global sale-leaseback and New York office and retail real estate, a public nonlisted business development company, a closed-end real estate securities fund, an open-end real estate securities fund, a business development company fund and an oil and gas program. Substantially all of our offerings relate to direct investment programs sponsored or managed by our affiliate, AR Capital, LLC. For the six months ended June 30, 2014 we had a 36.2% market share measured by equity capital raised of all direct investment programs, according to Robert A. Stanger & Co. (“Stanger”), compared to 41.6% for the six months ended June 30, 2013.
Investment Banking, Capital Markets and Transaction Management Services
Our investment banking, capital markets and transaction management services platform provides comprehensive strategic advisory services focused on the direct investment programs, particularly non-traded REITs. These strategic advisory services include merger and acquisitions advisory, capital markets activities advisory, registration management, and other transaction support services that help our client capture value across the direct investment program lifecycle. We were the largest advisor of real estate merger and acquisitions transactions during the twelve months ended June 30, 2014, executing deals with $9.1 billion in transaction value, respectively, according to SNL Financial. To date, these services have been provided primarily to clients that were sponsored or managed by AR Capital, LLC. Due to the specialized nature of the direct investment program industry, we believe we are particularly well suited to advise funds and direct investment programs that are distributed by Realty Capital Securities.
Investment Management
Our Investment Management segment consists of mutual fund and other registered investment products and provides investment advisory, distribution and other services to the Hatteras family of funds. A broker-dealer subsidiary of Hatteras acts as distributor for the funds and a subsidiary of Hatteras serves as manager and advisor for all of the Hatteras funds and performs all investment management services pursuant to contracts with the funds. These funds are available through unaffiliated third-party financial institutions, our independent retail advice platform and Hatteras’ existing internal distribution channel.
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

RCS Capital Corporation and Subsidiaries
June 30, 2014

Corporate and Other
Corporate and other primarily includes interest expense on our long-term debt, share-based compensation related to our board of directors and expenses related to the 2013 Manager Multi-Year Outperformance Agreement (the “OPP”) plan, changes in the fair value of our derivative contracts and acquisition-related expenses.
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
Realty Capital Securities receives selling commissions and dealer manager fees from related party and non-related party issuers for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. Realty Capital Securities generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, all of which are reallowed as commissions, in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving Realty Capital Securities no discretion as to the payment of commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
Realty Capital Securities, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of registered non-traded securities. Realty Capital Securities contracts directly with independent broker-dealers and registered investment advisers to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and Realty Capital Securities is not obligated to underwrite or purchase any shares for its own account. Realty Capital Securities generally receives up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through registered investment advisers. Realty Capital Securities has sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowances are recorded on a trade date basis as securities transactions occur.
We analyze our contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from our distributors. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including our position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that our distributors bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, we concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
During the year ended December 31, 2013, we modified our approach with respect to revenues derived from the sale of securities purchased through fee-based advisors, by reducing to zero the selling commissions charged on sales through the registered investment adviser (“RIA”) channel. The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7.0% selling commission we received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3.0%) and the 7.0% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7.0% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3.0%) of the amount invested in connection with sales through the RIA channel.
This modified business practice does not constitute a change in accounting policy. During the six months ended June 30, 2014 and 2013, equity capital raised for related party offerings distributed by us through the RIA channel was $285.0 million and $365.6 million, respectively. See “- Results of Operations” for further details.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Investment Banking Advisory Services
We receive fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees and expenses that are unpaid are recorded in investment banking fees receivable in the consolidated statement of financial condition. Income from investment banking agreements that are not deferred is recognized when the transactions are complete or the services have been performed. Income from certain investment banking agreements is recorded in deferred revenue in the consolidated statement of income and is recognized over the life of the offering, which normally ranges from 6 to 36 months. To date, substantially all fees have been from related parties.
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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of June 30, 2014 and December 31, 2013, we did not record a valuation allowance against our deferred income tax asset.
Our net deferred tax liability is subject to changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, that if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See “Tax Receivable Agreement” and Note 19 of our consolidated financial statements for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of June 30, 2014 there is no impact to our financial statements from the tax receivable agreement.
Acquisition accounting/intangible asset valuation and goodwill impairment
We acquired Cetera, Summit, J.P. Turner, Hatteras and First Allied during the three months ended June 30, 2014, and we acquired ICH and substantially all of the assets of Trupoly, Inc. subsequent to June 30, 2014.
Accounting for acquisitions, the related valuation of intangible assets and goodwill impairment are critical accounting policies involving significant estimates. We expect to test our goodwill balances at least annually, or more frequently if there are indicators of impairment testing using the fair value approach at the reporting unit level. Goodwill impairment involves the use of significant estimates and judgment to determine the fair value of the reporting units that may include the use of discounted future cash flows, projected earnings and peer group analysis. With respect to the First Allied acquisition, the contribution has been accounted for at historical cost rather than the purchase method because First Allied and our company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings.
Fair Value
The fair value of the majority of our financial instruments is based on quoted market prices in active markets or observable market parameters, or is derived from such prices or parameters. These instruments include government and agency securities, listed equities, mutual funds, certificates of deposit, money market funds and corporate debt.

RCS Capital Corporation and Subsidiaries
June 30, 2014

In addition, we hold financial instruments for which no market prices are available, and which have reduced or no price transparency. For these instruments the determination of fair value requires subjective assessment and varying degrees of judgment depending on the risks affecting the specific instrument. In such circumstances, valuation is determined based on management’s best estimate of fair value. These instruments include certain derivatives and other long-term investments. The fair value for our derivatives are determined by the use of a third-party valuation firm that uses internally developed proprietary models using various input parameters which is then reviewed by us.
Litigation Contingencies
We and our subsidiaries are involved in legal proceedings from time to time arising out of their business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate the possible loss or range of loss related to such matters will be. We recognize a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, we accrue that amount. When no amount within the range is a better estimate than any other amount, however, we accrue the minimum amount in the range. We maintain insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. We record legal reserves and related insurance recoveries on a gross basis.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, we may engage in defense or settlement and subsequently seek reimbursement for such matters.
Results of Operations
The following table provides an overview of our consolidated results of operations for the three and six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$638,425	$230,016	178%	$918,385	$448,647	105%
Expenses	579,113	203,412	185%	844,021	395,296	114%
Income before taxes	59,312	26,604	123%	74,364	53,351	39%
Provision for income taxes	10,840	160	6,675%	13,743	160	8,489%
Net income	$48,472	$26,444	83%	$60,621	$53,191	14%

Basic (loss) earnings per share(1)	$(3.49)	$0.08	(4,463)%	$(4.21)	$0.08	(5,363)%
Diluted (loss) earnings per share(1)	$(3.59)	$0.08	(4,588)%	$(4.53)	$0.08	(5,763)%

EBITDA (Non-GAAP)(2)	$87,548	$26,641	229%	$104,840	$53,421	96%
Adjusted EBITDA (Non-GAAP)(2)	$52,302	$26,641	96%	$90,269	$53,421	69%

Adjusted net income (Non-GAAP)(2)	$41,090	$26,444	55%	$67,410	$53,191	27%
Adjusted net income per adjusted share (Non-GAAP)(2)	$0.95	$1.00	(5)%	$1.93	$2.01	(4)%
_____________________
(1) See Note 15 for more information on our calculation.
(2) See “-- Non-GAAP Measures” for more information on our calculation.

RCS Capital Corporation and Subsidiaries
June 30, 2014

We recorded net income of $48.5 million for the three months ended June 30, 2014 compared to net income of $26.4 million for the three months ended June 30, 2013. The increase in net income was primarily due to gains of $58.4 million reflecting changes in the fair value of the Company’s derivative contracts and increases in investment banking and capital markets revenues partially offset by $6.5 million of acquisition-related costs and $5.9 million in non-cash share-based compensation. Adjusted net income totaled $41.1 million, or $0.95 per adjusted share, versus $26.4 million, or $1.00 per adjusted share, for the year-ago period.
We recorded net income of $60.6 million for the six months ended June 30, 2014 compared to net income of $53.2 million for the six months ended June 30, 2013. The increase in net income was primarily due to gains of $58.4 million reflecting changes in the fair value of the Company’s derivative contracts and increases in investment banking and capital markets revenues partially offset by $13.3 million of acquisition-related costs and $9.0 million in non-cash share-based compensation. Adjusted net income totaled $67.4 million, or $1.93 per adjusted share, versus $53.2 million, or $2.01 per adjusted share, for the year-ago period.
Our results of operations only include the results of operations of Cetera, Summit, J.P. Turner and Hatteras beginning on the date of each company’s acquisition. In addition, our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with our financial statements for the quarter ended June 30, 2014, we have presented restated financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. Therefore, First Allied’s results for the three and six months ended June 30, 2013 are not included in our results but First Allied’s results for the three and six months ended June 30, 2014 are included in our results.
Revenues for the three months ended June 30, 2014 increased $408.4 million, or 178%, to $638.4 million, as compared to $230.0 million for the three months ended June 30, 2013 primarily due to:

(i)
$324.2 million related to the inclusion of the results of operations of Cetera, Summit and J.P. Turner beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the three months ended June 30, 2014 (none of the acquired businesses’ results, including First Allied’s results, were included for the three months ended June 30, 2013);

(ii)	$58.5 million related to changes in the fair value of the Company’s derivative contracts; and

(iii)
$29.9 million in increased revenues in Investment Banking, Capital Markets and Transaction Management Services and Wholesale Distribution. Revenues for Investment Banking, Capital Markets and Transaction Management Services revenues increased due to (a) the fact that substantially all of those operations began in early 2013 and were still in the process of ramping up; and (b) an increase in the volume of capital markets, mergers and acquisition transactions and strategic advisory transactions for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Revenues from Wholesale Distribution increased due to an increase in equity capital raised by direct investment program offerings distributed by us from $2.1 billion for the three months ended June 30, 2013 to $2.6 billion for the three months ended June 30, 2014.

Revenues for the six months ended June 30, 2014 increased $469.7 million, or 105%, to $918.4 million, as compared to $448.6 million for the six months ended June 30, 2013 primarily due to:

(i)
$416.9 million related to the inclusion of the results of operations of Cetera, Summit and J.P. Turner beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the six months ended June 30, 2014 (none of the acquired businesses’ results, including First Allied’s results, were included for the six months ended June 30, 2013);

(ii)
$71.6 million in increased revenues in Investment Banking, Capital Markets and Transaction Management Services. Revenues for Investment Banking, Capital Markets and Transaction Management Services revenues increased due to (a) the fact that substantially all of those operations began in early 2013 and were still in the process of ramping up; and (b) an increase in the volume of capital markets, mergers and acquisition transactions and strategic advisory transactions for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, including $28.4 million earned as advisor in the merger of ARCP and Cole Real Estate Investments, Inc. the largest public REIT merger completed thus far in 2014;

(iii)	$58.5 million related changes in the fair value of the Company’s derivative contracts; and

(iv)
partially offset by a $42.9 million decrease in revenues in Wholesale Distribution due to (a) the fact that we modified our treatment of selling commissions on the sale of securities purchased through the registered investment adviser channel, or the RIA channel, which is explained in greater detail below, and (b) a decrease in equity capital raised by direct investment program offerings distributed by us from $4.5 billion for the six months ended June 30, 2013 to $4.2 billion for the six months ended June 30, 2014.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Expenses for the three months ended June 30, 2014 increased $375.7 million, or 185%, to $579.1 million, as compared to $203.4 million for the three months ended June 30, 2013 primarily due to:

(i)
$329.4 million related to the inclusion of the results of operations, of Cetera, Summit and J.P. Turner, including the amortization of intangible assets, beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the three months ended June 30, 2014 (none of the acquired businesses’ results, including First Allied’s results, were included for the three months ended June 30, 2013);

(ii)
$49.2 million related to Wholesale Distribution, the selling expense portion of expenses increased proportionately to revenues, and there were higher payroll and benefits expenses and we had higher payroll and benefits expenses reflecting increased headcount as a result of the build out of our back-office infrastructure and higher shared-based compensation expense;

(iii)
$17.3 million in increased Corporate and Other expenses reflecting (a) our incurrence of interest expense on our long-term debt during the three months ended June 30, 2014; (b) expenses related to the recent and pending acquisitions; (c) our initiation of share-based compensation to our board of directors during the three months ended June 30, 2014; and (d) higher OPP-related expenses;

(iv)
$10.5 million in increased expenses in Investment Banking, Capital Markets and Transaction Management Services due to (a) the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up; (b) higher personnel expenses reflecting higher headcount and the initiation of share-based compensation expenses; and (c) increased system costs for our transfer agent, ANST, needed to support the increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us; and

(v)	$3.9 million in increased expenses from Investment Research (which began operations in March 2014) primarily reflecting personnel costs and amortization of intellectual property.
Expenses for the six months ended June 30, 2014 increased $448.7 million, or 114%, to $844.0 million, as compared to $395.3 million for the six months ended June 30, 2013 primarily due to:

(i)
$423.0 million related to the inclusion of the results of operations, of Cetera, Summit and J.P. Turner, including the amortization of intangible assets, beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the six months ended June 30, 2014 (none of the acquired businesses’ results, including First Allied’s results, were included for the six months ended June 30, 2013);

(ii)
$29.9 million in increased expenses in Investment Banking, Capital Markets and Transaction Management Services due to (a) the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up; (b) higher personnel expenses reflecting higher headcount and the initiation of share-based compensation expenses; and (c) increased system costs for our transfer agent, ANST, needed to support the increased activity levels due to accounts being added as a result of equity capital raised direct investment programs distributed by us;

(iii)
$23.7 million in increased Corporate and Other expenses reflecting (a) our incurrence of interest expense on our long-term debt during the six months ended June 30, 2014; (b) expenses related to the recent and pending acquisitions; (c) our initiation of share-based compensation to our board of directors during the six months ended June 30, 2014; and (d) higher OPP-related expenses; and

(iv)	$4.3 million in increased expenses from Investment Research (which began operations in March 2014) primarily reflecting personnel costs and amortization of intellectual property.
We may incur higher professional fees, interest expense and intangible asset amortization in connection with the recent and pending acquisitions and we may incur losses in future periods because of the level of amortization of intangible assets acquired and new interest expense as a result of debt incurred in connection with the recent and pending acquisitions.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Independent Retail Advice
The following table provides an overview of the results of operations of our Independent Retail Advice business (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$324,153	$—	—	$416,910	$—	—
Expenses	$329,364	$—	—	$422,970	$—	—
Following the completion of the Cetera, Summit, J.P. Turner and First Allied acquisitions during the three months ended June 30, 2014, we are engaged in the independent retail advice business. Our results include the results of operations of Cetera, Summit and J.P. Turner beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the three months and six months ended June 30, 2014. There are no comparable results for the three months and six months ended June 30, 2013. as none of the acquired businesses’ results, including First Allied’s results, were included for the three months and six months ended June 30, 2013
Revenues - Revenues for the three months and six months ended June 30, 2014, were $324.2 million and $416.9 million, respectively, and primarily include commissions on securities transactions which are driven by trading volumes and advisory fees which are based on the value of our clients’ portfolios as well as asset-based fees and transaction fees.
Expenses - Expenses for the three months and six months ended June 30, 2014, of $329.4 million and $423.0 million, respectively, primarily include commissions which are correlated to the volume of revenues in a given period, employee compensation expenses and amortization of intangible assets.
Wholesale Distribution
The following table provides an overview of the results of operations of our Wholesale Distribution business (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$250,586	$220,791	13%	$389,696	$432,635	(10)%
Expenses	$246,101	$196,866	25%	$388,736	$385,847	1%
Revenues - Wholesale Distribution revenues are primarily driven by the amount of equity capital raised by the selling of direct investment programs distributed by us through sales of shares in such direct investment programs by broker-dealers with whom Realty Capital Securities has a dealer manager relationship. To the extent that we are able to increase our market share with direct investment sponsors in addition to AR Capital, LLC, and the overall direct investment program industry continues to expand, our revenues should also increase. Although the most direct beneficiary of an increase in the amount of equity capital being raised would be Wholesale Distribution, we expect the other businesses within our Investment Banking, Capital Markets and Transaction Management Services segment, which are dependent on the success of direct investment programs distributed by us for their revenues, to also benefit from such an increase.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Revenues for the three months ended June 30, 2014 increased $29.8 million, or 13%, to $250.6 million, compared to $220.8 million for the three months ended June 30, 2013. Equity capital raised by direct investment program offerings distributed by us increased from $2.1 billion for the three months ended June 30, 2013 to $2.6 billion for the three months ended June 30, 2014 reflecting the launch of two new offerings (including one second-generation offering during the three months ended June 30, 2014. A second-generation offering refer is a new offering that replaces an offering with a similar strategic focus that closes. We believe that second-generation offerings generate initial sales at a faster rate than the offerings they replace. In addition, we had an increase in sales related to two offerings that are scheduled to close during the third quarter of 2014. The offerings we have distributed have limited durations and different closing dates, which can cause fluctuations in equity capital raised from quarter to quarter. The rate of equity capital raised generally increases, in some cases very sharply, over the life of an offering so that an increase in equity capital raised would be expected when an offering is in the mid to latter stages of its lifecycle. During the three months ended June 30, 2014, we had related party commissions and dealer manager fees of $169.6 million and $78.6 million, respectively, as compared to $103.8 million and $67.9 million, respectively, during the three months ended June 30, 2013. During the three months ended June 30, 2014, we had minimal non-related party commissions and dealer manager fees compared to $32.2 million and $16.8 million, respectively, during the three months ended June 30, 2013.
Revenues for the six months ended June 30, 2014, decreased $42.9 million, or 10%, to $389.7 million, compared to $432.6 million for the six months ended June 30, 2013. The decrease was due to (i) the fact that we modified our treatment of selling commissions on the sale of securities purchased through the registered investment adviser channel, or the RIA channel, which is explained in greater detail below and (ii) a decrease in equity capital raised. Equity capital raised by direct investment program offerings distributed by us decreased from $4.5 billion for the six months ended June 30, 2013 to $4.2 billion for the six months ended June 30, 2014 primarily due to three offerings that closed during the six months ended June 30, 2013 that resulted in a sharp increase in equity capital raised during the six months ended June 30, 2013. In addition, we had two offerings that closed during the fourth quarter of 2013 that were replaced by second-generation offerings during early 2014. The process of building the selling group at the outset of these offerings resulted in a lag in sales during the first three months of 2014, resulting in a decrease in equity capital raised for the six months ended June 30, 2014. For the six months ended June 30, 2014, our market share of the non-traded REITs measured by equity capital raised was 36%, according to Stanger. We expect capital raised to increase during the third quarter of 2014 as the launch of second-generation offerings should generate sales at a faster rate than the first generation offerings and due to two offerings which are closing during the third quarter of 2014. During the six months ended June 30, 2014, we had related party commissions and dealer manager fees of $262.0 million and $123.1 million, respectively, as compared to $228.3 million and $140.7 million, respectively during the three months ended June 30, 2013. During the six months ended June 30, 2014, we had non-related party commissions and dealer manager fees of $0.2 million and $0.1 million, respectively, as compared to $41.4 million and $21.4 million, respectively during the six months ended June 30, 2013.
During the year ended December 31, 2013, we modified our treatment of selling commissions on the sale of securities purchased through the registered investment adviser channel, or the RIA channel, by reducing to zero the selling commissions charged on sales on related party offerings sold through the RIA channel. The offerings affected were generally related party offerings. This modified business practice does not constitute a change in accounting policy. See “- Critical Accounting Policies & Estimates - Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses” for further details. During the three months ended June 30, 2014 and June 30, 2013, RIA sales were approximately 5% and 9%, respectively, of total sales. During the six months ended June 30, 2014 and June 30, 2013, RIA sales were approximately 7% and 8%, respectively, of total sales. This selling commission change became effective on July 1, 2013, when the 7% selling commission we received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3%) and the 7% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3%) of the amount invested in connection with sales through the RIA channel. The 7% selling commission was calculated based on the gross amount invested and represented $15.8 million and $28.5 for the three and six months ended June 30, 2013. We estimate that the forgone revenue attributable to eliminating the 7% selling commission was $9.4 million and $19.5 million in the three and six months ended June 30, 2014, respectively.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses remain relatively constant compared to revenues.
For the three months ended June 30, 2014, expenses increased $49.2 million, or 25%, to $246.1 million compared to $196.9 million for the three months ended June 30, 2013. The selling expense portion of expenses increased proportionately to revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 in addition to higher payroll and benefits expenses reflecting increased headcount as a result of the build-out of our back-office infrastructure and higher shared-based compensation expense.

RCS Capital Corporation and Subsidiaries
June 30, 2014

For the six months ended June 30, 2014, expenses increased $2.9 million, or 1%, to $388.7 million compared to $385.8 million for the six months ended June 30, 2013 due to higher payroll and benefits expenses reflecting increased headcount as a result of the build-out of our back-office infrastructure and higher shared-based compensation expense.
Investment Banking, Capital Markets and Transaction Management Services
The following table provides an overview of the results of operations of our Investment Banking, Capital Markets and Transaction Management Services business (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$39,101	$9,225	324%	$87,643	$16,012	447%
Expenses	$16,860	$6,329	166%	$39,084	$9,232	323%
Revenues - Investment Banking, Capital Markets and Transaction Management Services revenues primarily consist of fees earned from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored or managed by AR Capital, LLC and its affiliates and other investment banking and financial advisory services for companies which were sponsored or managed by AR Capital, LLC and its affiliates. Services revenues and reimbursable expense revenues are earned from transaction management services and revenues are earned as a result of the service fees charged by our transfer agent to the various REITs and other issuers for which it serves as transfer agent that are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls).
Revenues for the three months ended June 30, 2014, were $39.1 million, an increase of 324% compared to the three months ended June 30, 2013 due to higher revenues from Investment Banking, Capital Markets and Transaction Management Services reflecting the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up. In addition, Investment Banking, Capital Markets and Transaction Management Services revenues increased due an increase in the volume of capital markets, mergers and acquisition transactions and strategic advisory transactions for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Transaction management revenues were also higher primarily due in increases in services revenues and reimbursable expense revenues attributable to increased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. While we believe that revenues for the Investment Banking, Capital Markets and Transaction Management Services division will continue to grow during 2014 due to fees we expect to earn from our pipeline of activity from direct investment programs sponsored by AR Capital, LLC, we and American Realty Capital Properties, Inc. (“ARCP”) have mutually terminated our investment banking relationship in July of 2014. While this relationship accounted for a significant portion of our Investment Banking, Capital Markets and Transaction Management Services revenues during 2013 and the first six months of 2014, we believe its termination will allow our Investment Banking, Capital Markets and Transaction Management Services personnel to focus on other strategic opportunities while continuing to maintain the strong relationship with the ARCP management team. Transfer agent revenues were higher as ANST provided transfer agency services to an increased number of accounts during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The number of accounts being opened or serviced by ANST should continue to increase in 2014 as long as sales of direct investment programs distributed by us also continue to increase.
Revenues for the six months ended June 30, 2014 were $87.6 million, an increase of 447% compared to the six months ended June 30, 2013 due to higher revenues from Investment Banking, Capital Markets and Transaction Management Services operations reflecting the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up. In addition, Investment Banking, Capital Markets and Transaction Management Services revenues increased due to $28.4 million earned as advisor in the merger of ARCP and Cole Real Estate Investments, Inc. the largest public REIT merger completed thus far in 2014 and due to higher deal volume. Transaction Management revenues were also higher primarily due to increases in services revenues and reimbursable expense revenues attributable to increased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. We believe that revenues for Investment Banking, Capital Markets and Transaction Management Services will continue to grow during 2014 due to fees we expect to earn from our pipeline of activity from direct investment programs sponsored by AR Capital, LLC. Revenues from transfer agency services were higher as ANST provided transfer agency services to an increased number of accounts during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The number of accounts being opened or serviced by ANST should continue to increase in 2014 as long as equity raised by direct investment programs distributed by us also continue to increase.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Expenses - Investment Banking, Capital Markets and Transaction Management Services expenses primarily consist of personnel costs and the costs of a third-party system and service provider under a third-party services agreement, whereby ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing.
Expenses for the three months ended June 30, 2014, were $16.9 million, an increase of 166% compared to the three months ended June 30, 2013. Expenses for the six months ended June 30, 2014, were $39.1 million, an increase of 323% compared to the six months ended June 30, 2013. The increase for both comparative periods reflect higher expenses from Investment Banking, Capital Markets and Transaction Management Services operations due in part to the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up. Personnel expenses were higher reflecting higher headcount and the initiation of share-based compensation expenses. System costs for the transfer agent also increased to support increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us.
Investment Management
Following the completion of the Hatteras acquisition on June 30, 2014, we are now engaged in the investment management business. As of June 30, 2014, Hatteras had $2.7 billion in assets under management. The results of operations of Hatteras did not have an impact on our results of operations for the three and six months ended June 30, 2014 because the acquisition closed on June 30, 2014.
Investment Research
The following table provides an overview of the results of operations of our Investment Research business (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$691	$—	—	$691	$—	—
Expenses	$3,857	$—	—	$4,301	$—	—
Revenues - Investment Research had revenues of $0.7 million for the three and six months ended June 30, 2014 reflecting fees earned from due diligence performed on non-traded REITs and business development companies. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Expenses - Expenses for the three and six months ended June 30, 2014 which primarily represented personnel costs and amortization of intellectual property were $3.9 million and $4.3 million, respectively. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Corporate and Other
The following table provides an overview of the results of operations of our Corporate and Other (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$58,470	$—	—	$58,470	$—	—
Expenses	$17,507	$217	7,968%	$23,955	$217	10,939%
Revenues - Corporate and Other had revenues of $58.5 million for the three and six months ended June 30, 2014 and June 30, 2013 reflecting changes in the fair value of the Company’s derivative contracts. Corporate and Other had no revenues for the three and six months ended June 30, 2013.
Expenses - Corporate and Other expenses primarily includes interest expense on our long-term debt, share-based compensation related to our board of directors, expenses related to the OPP plan and acquisition-related expenses. Corporate and Other expenses increased 7,968% to $17.5 million for the three months ended June 30, 2014 and 10,939% to $24.0 million for the six months ended June 30, 2014 reflecting our incurrence of long-term debt during the three months ended June 30, 2014, expenses related to the recent and pending acquisitions, our initiation of share-based compensation to our board of directors during the three months ended June 30, 2014 and higher OPP-related expenses based on our level of achievement of total return to stockholders which includes both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period commencing on June 4, 2013.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Income Taxes
Income tax expense was $13.7 million for the six months ended June 30, 2014 and $0.2 million for the period ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 and June 30, 2013 was 18.5% and 0.3%, respectively. The change in the effective tax rate was primarily due to the fact that pre-tax income for the period ended June 30, 2013 included non-controlling interest of 90.6% of our operating subsidiaries, with the remaining, 9.4%, of the income taxable to us. On February 11, 2014, the non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and as of April 28, 2014, the 310,947 earned LTIP units); therefore, the impact of non-controlling interest which reduced the effective rate has been significantly minimized.
As of June 30, 2014 we had a net deferred tax liability of $286.8 million. This net deferred tax liability will likely reverse in future years as the intangible assets are amortized for book purposes and could negatively impact cash flows from operations in the years in which reversal occurs which would result in higher taxable income. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
Non-Controlling Interest
We had a controlling interest in each of the Original Operating Subsidiaries that were in existence and under our control as of December 31, 2013, namely Realty Capital Securities, RCS Advisory and ANST and, as a result, our financial statements include the consolidated financial results of Realty Capital Securities, RCS Advisory and ANST. As of December 31, 2013, we owned 9.4% of the economic interest in the Original Operating Subsidiaries. As a result, we were required to present the 90.6% we did not own (the non-controlling interest) in our consolidated financial statements.
On February 11, 2014, our non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and as of April 28, 2014, the 310,947 earned LTIP units) when RCAP Holdings exchanged all its Class B common stock and Class B Units in Realty Capital Securities, RCS Advisory and ANST except for one share of Class B common stock and one Class B Unit in each of Realty Capital Securities, RCS Advisory and ANST for a total of 23,999,999 shares of our Class A common stock. In connection with the Restructuring Transactions, RCS Holdings issued LTIP units to RCS Capital Management which are structured as a profits interest in RCS Holdings with all of the rights, privileges and obligations associated with Class A Holdings Units, subject to certain exceptions, and do not have any voting rights and therefore are classified as non-controlling interest.
Following receipt of stockholder consent, the Company amended the Company’s certificate of incorporation effective July 2, 2014 and amended the Exchange Agreement on August 5, 2014 to permit RCAP Holdings to continue to hold one share of Class B common stock without holding one Class B Unit in each Original Operating Subsidiary. Following this amendment, the remaining Class B Unit in each Original Operating Subsidiary owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it. Accordingly, no more Class B Units in any of the Original Operating Subsidiaries are outstanding and the voting and economic interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A Units.
Non-GAAP Measures
We use EBITDA, adjusted EBITDA and adjusted net income, which are non-GAAP measures, as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. None of the non-GAAP measures should be considered as an alternative to any other performance measure derived in accordance with GAAP. We use EBITDA, adjusted EBITDA and adjusted net income as an integral part of our report and planning processes and as one of the primary measures to, among other things:

•	monitor and evaluate the performance of our business operations;

•	facilitate management’s internal comparisons of the historical operating performance of our business operations;

•
facilitate management’s external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels;

•	analyze and evaluate financial and strategic planning decisions regarding future operating investments;

•	provide useful information to investors regarding financial and business trends related to our results of operations; and

•	plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

RCS Capital Corporation and Subsidiaries
June 30, 2014

We define EBITDA as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, adjusted to exclude equity-based compensation, acquisition-related expenses, amortization of capitalized advisor costs and other items. We define adjusted net income as net income attributable to the Company (using a 40% tax rate to illustrate the tax impact for comparative purposes) and adjusted to exclude acquisition related expenses, equity-based compensation, amortization of capitalized advisor compensation and other items. We believe similarly titled measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA, adjusted EBITDA and adjusted net income and other similar metrics when reporting their financial results. Our presentation of EBITDA, adjusted EBITDA and adjusted net income should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.
The following table provides a reconciliation of net income attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to RCS Capital Corporation (GAAP)	$48,472	$26,444	$60,621	$53,191
Add back: Provision for income taxes	10,840	160	13,743	160
Add back: Depreciation and amortization expense	15,530	37	17,546	70
Add back: Interest expense	12,706	—	12,930	—
EBITDA (Non-GAAP)	87,548	26,641	104,840	53,421
Add back: Non-cash equity compensation	7,196	—	11,222	—
Add back: Acquisition-related expenses	7,826	—	14,789	—
Add back: Amortization of capitalized advisor compensation	2,895	—	3,485	—
Add back: Other (1)	(53,163)	—	(44,067)	—
Adjusted EBITDA (Non-GAAP)	$52,302	$26,641	$90,269	$53,421
The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share (Non-GAAP) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income attributable to RCS Capital Corporation (GAAP)	$48,472	$26,444	$60,621	$53,191
Adjusted net income adjustments:
Add back: Non-cash equity compensation	4,318	—	6,733	—
Add back: Acquisition related expenses	4,696	—	8,873	—
Add back: Amortization of capitalized advisor compensation	1,737	—	2,091	—
Add back: Other (1)	(31,898)	—	(26,440)	—
Total adjusted net income adjustments	(21,147)	—	(8,743)	—
Amortization of intangible assets (2)	13,765	—	15,532	—
Adjusted net income (Non-GAAP)	$41,090	$26,444	$67,410	$53,191

Adjusted net income per adjusted share (Non-GAAP) (3)	$0.95	$1.00	$1.93	$2.01
_____________________
(1) Comprised of a $58.5 million gain related to the derivative contracts and offset primarily by a $2.6 million add back for the OPP and $2.3 million for non-recurring charges. The aforementioned is then tax adjusted for the adjusted net income purposes using an assumed 40% tax rate.
(2) Amount is not tax effected.

RCS Capital Corporation and Subsidiaries
June 30, 2014

(3) Per share measures assumes 43,030,018 and 34,975,636 of weighted average of shares of Class A common stock outstanding for three months and six months ended June 30, 2014, and 26,500,000 shares of Class B common stock were outstanding for three months and six months ended June 30, 2013, respectively.
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
In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP results and using the non-GAAP measures only for supplemental purposes. Please see our unaudited consolidated financial statements and the related notes thereto.
The Bank Facilities and our convertible notes include covenants and other provisions based on a definition of EBITDA, which we refer to as Cetera EBITDA, that differ from the definition of EBITDA described above. Furthermore, our convertible preferred stock also includes covenants and other provisions based on a definition of EBITDA that differs from both the definition of EBITDA described above and Cetera EBITDA, which is defined in the certificate of designation governing the convertible preferred stock, or the certificate of designation, as LTM, or last twelve months, Adjusted EBITDA.
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
Cetera EBITDA is only generally comparable to EBITDA and adjusted EBITDA. Under the credit agreement and the indenture, Cetera EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments to add back (i) equity-based compensation and other non-cash charges and extraordinary, nonrecurring or unusual losses or expenses; (ii) fees and expenses incurred in connection with equity issuances and debt incurrences, and certain fees and expenses incurred in connection with the Cetera financings, the recent and pending acquisitions and other permitted acquisitions, which, in the aggregate (other than fees and expenses for the Cetera financings and the recent and pending acquisitions to the extent scheduled), do not exceed 10% of Cetera EBITDA for the relevant period; (iii) certain projected net cost savings and synergies related to the pending acquisitions and the Cetera financings based on actions to be taken within 18 months; and (iv) projected net cost savings and synergies related to other acquisitions and asset sales permitted under the credit agreement based on actions to be taken within 12 months, which, in the aggregate and prior to giving effect to such net cost savings and synergies, do not exceed 10% of Cetera EBITDA for the four quarters preceding the relevant determination date. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive Cetera EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the differences in adjustments made to add back acquisition related expenses.
In addition, LTM Adjusted EBITDA is used as part of covenants relating to incurrence of debt in the certificate of designation. LTM Adjusted EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments for employee share-based compensation expense, acquisition and integration related expenses and equity issuance and related offering costs. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive LTM Adjusted EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the adjustment made to add back integration related expenses.
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

RCS Capital Corporation and Subsidiaries
June 30, 2014

Liquidity and Capital Resources
Currently, our principal use of existing funds and any funds raised in the future are to expand our lines of business through internal growth and by acquiring complementary businesses, including the recent and pending acquisitions, as well as for the payment of operating expenses. In addition, we and RCS Holdings are party to agreements requiring payment of quarterly fees and incentive fees to our service provider, RCS Capital Management.
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities, consisting of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (was not drawn down at closing). The gross proceeds to us from the Bank Facilities were $685.6 million (after original issue discount and following the payment of fees and expenses due at closing). On July 21, 2014, we drew down $1.1 million in the form of a backstop letter of credit.
On the same day, also in connection with the closing of the Cetera acquisition, we issued $120.0 million (face amount) of 5% convertible notes at a price of $666.67 per $1,000 of par value and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock to Luxor at a price of 88.89% of the liquidation preference per share.
We expect to meet our future short-term operating liquidity requirements through net cash provided by our current operations (and draws from our revolving credit facility). We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of interest on our indebtedness, and the quarterly fee and incentive fee to RCS Capital Management.
Our initial public offering of our Class A common stock, which closed in June 2013, resulted in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. Our follow-on public offering of our Class A common stock, which closed in June 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $373.9 million. Our concurrent private offering of our Class A common stock, which closed on June 10, 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. We have used and expect to use cash available from these offerings of our Class A common stock, the Cetera financings, ongoing operations and draws from our revolving credit facility to fund cash requirements for the recent and the pending acquisitions and for general corporate purposes.
In order to meet our future long-term liquidity requirements or to continue to pursue strategic acquisition opportunities, including the completion of the pending acquisitions, we expect to utilize cash generated from our current operations and we may issue equity securities and debt securities in both public and private offerings in the future. The issuance of these securities will depend on future market conditions, our obligations under the agreements related to the pending acquisitions to pay consideration in shares of our Class A common stock, funding needs and other factors, and there can be no assurance that any such issuance will occur or be successful.
Regulated Subsidiaries
Our broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Certain of our broker dealers have elected to use the alternative method of computing net capital which requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 2% of aggregate debit items. As of and during the six months ended June 30, 2014 and year ended December 31, 2013 all of our subsidiaries that were under our control or under common control were in compliance with their net capital requirements. See Note 18 to our unaudited consolidated financial statements for more information.
Dividends
During the three and six months ended June 30, 2014, we declared $11.3 million and $16.4 million, respectively, in dividends and dividend equivalents on our Class A common stock and restricted stock awards. During the three and six months ended June 30, 2013, we declared $0.5 million in dividends and dividend equivalents on our Class A common stock. During the three months ended June 30, 2014, we declared $3.3 million in dividends on our convertible preferred stock, which was issued during the period. During the three and six months ended June 30, 2014, we also recorded $0.3 million in dividends on the LTIP units. The LTIP units were entitled to a catch-up dividend when the units were determined to have been earned on April 28, 2014. During the three and six months ended June 30, 2013, the holders of the LTIP units waived their dividend rights.
We are restricted from paying dividends by negative covenants that are contained in agreements we entered into in April 2014 in connection with consummating the Cetera financings. As a result, at the present time, we do not expect to continue paying quarterly dividends.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Cash Flows
As of June 30, 2014 we had cash balances of approximately $443.1 million (which includes restricted cash of $26.0 million) and as of December 31, 2013, the Company had cash balances of approximately $70.1 million.
Net cash used in operating activities was $43.3 million for the six months ended June 30, 2014. Net cash provided by operating activities was $61.8 million for the six months ended June 30, 2013. The difference between the cash used in operating activities for the six months ended June 30, 2014, as compared to the cash provided by operating activities for the six months ended June 30, 2013 was primarily due to the timing of collections of receivable balances and the payment of payable balances at period-end and changes in the fair value of derivative contracts. For Realty Capital Securities, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of related party and non-related party products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly. Additionally, the Company recognized a $58.5 million gain as a result of derivative contracts, which was a reconciling item to net income.
Net cash used in investing activities was $965.1 million and $10.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The investing activities for the six months ended June 30, 2014 was primarily a result of payments made for acquired businesses. The investing activities for the year ended three months ended June 30, 2013 included the purchase of property and equipment.
Net cash provided by financing activities was $1,381.4 million and $9.8 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The financing activity for the six months ended June 30, 2014 was driven by our follow-on public offering, our concurrent private offering of common stock, the issuance of term loans, our issuances of convertible notes and issuances of convertible preferred stock. Our follow-on public offering of our Class A common stock, which closed on June 10, 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $373.9 million. Our concurrent private offering of our Class A common stock to Luxor, which closed also on June 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. On April 29, 2014, in connection with the closing of the Cetera acquisition, we issued convertible notes and convertible preferred stock to Luxor. Additionally, the Company entered into a senior secured first lien term loan facility and a senior secured second lien term loan facility to finance the Cetera acquisition.
We expect all current liquidity needs will be met with our available cash and other activities as described above.
Tax Receivable Agreement
We are party to a tax receivable agreement with RCAP Holdings requiring us to pay to RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that we realize (or are deemed to realize upon an early termination of the tax receivable agreement or a change of control, both discussed below) as a result of the increases in tax basis, if any, created by RCAP Holdings’ exchanges described below. For purposes of the tax receivable agreement, reductions in tax liabilities will be computed by comparing our actual income tax liability to the amount of such taxes that we would otherwise have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of each operating subsidiary. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement early. If we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to RCAP Holdings, or its transferees, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from each exchange and that any Original Operating Subsidiaries Units that RCAP Holdings, or its transferees, own on the termination date are deemed to be exchanged on the termination date) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make payments to RCAP Holdings using certain assumptions and deemed events similar to those used to calculate an early termination payment.
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

RCS Capital Corporation and Subsidiaries
June 30, 2014

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, we will not be reimbursed for any payments previously made under the tax receivable agreement if such basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings.
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Original Operating Subsidiaries Units for shares of our Class A common stock along with the cancellation of a corresponding number of shares of our Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure our ownership that includes the exchange, our secondary public offering of shares of our Class A common stock, the concurrent private placement and the completion of the pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and intangible assets of our operating subsidiaries connected with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as a tax-free Section 351 contribution, there will be no reduction in our tax liability, and as such we would not be required to make any payments under the tax receivable agreement. However, if the exchange is deemed to be a taxable transaction, each of our operating subsidiaries intends to have an election under Section 754 of the Code in effect for each taxable year in which a taxable exchange occurs, pursuant to which each exchange is expected to result in an increase in the tax basis of the tangible and intangible assets of each such operating subsidiary with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets. As of June 30, 2014 the tax receivable agreement had no impact to the financial statements as no triggering event has occurred.
Jumpstart Our Business Startups Act of 2012 (“JOBS Act”)
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Off-Balance Sheet Arrangements
On April 29, 2014, we entered into a series of contemporaneous transactions, as described below, that qualify as derivative contracts or include derivative contracts. These derivative contracts include a put/call agreement which is a free-standing derivative contract and embedded derivative contracts related to our convertible notes and convertible preferred stock (“hybrid instruments”). The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and convertible preferred stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income. See Note 10 of the unaudited Consolidated Financial Statements for more information.
Contractual Obligations
We had significant changes in contractual obligations during the three months ended June 30, 2014, reflecting the fact that we incurred borrowings under the Cetera financings as described below.
Realty Capital Securities leases certain office space and equipment under various operating leases. See Note 7 of the unaudited Consolidated Financial Statements for more information.
As of June 30, 2014, in addition to the $25.0 million senior secured first lien revolving credit facility described below, we had two lines of credit. Cetera had a line of credit for $50.0 million, with no maturity date and was unfunded as of June 30, 2014. First Allied had a line of credit for $6.0 million that matures in 2018 and as of June 30, 2014 $4.8 million has been funded and is recorded in long-term debt in the consolidated statement of financial condition. On July 28, 2014, the First Allied outstanding indebtedness was repaid by the Company as required by the terms of the Bank Facilities.

RCS Capital Corporation and Subsidiaries
June 30, 2014

The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years, or the revolving facility. As of the closing of the Bank Facilities and as of June 30, 2014, approximately $575.0 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and no amount was outstanding under the revolving facility. On July 21, 2014, we utilized $1.1 million from the revolving credit facility in the form of a backstop letter of credit.
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
Our obligations under the Bank Facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of our direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers, provided that the guarantees by First Allied and its guarantor subsidiaries will not become effective until September 26, 2014. We, together with the guarantors (other than First Allied and its guarantor subsidiaries, until their guarantees became effective as described in the immediately preceding sentence), have pledged substantially all of our assets to secure the Bank Facilities, subject to certain exceptions. Subsidiaries that have been acquired must become guarantors and pledge their assets no later than 60 days after such acquisition.
Luxor Arrangements
As part of the Cetera financings, on April 29, 2014, we issued to Luxor $120.0 million (face amount) of 5% convertible notes, issued at a price of $666.67 per $1,000 of par value and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock, issued at a price of 88.89% of the liquidation preference per share.
Also on April 29, 2014, we entered into a put/call agreement with Luxor whereby, subject to certain conditions, (i) we have the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by us and Luxor pursuant to the agreement) in shares of Class A common stock (or, at our option, a cash equivalent); and (ii) Luxor has the right to require us to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at our option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and convertible preferred stock).
The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, American Realty Capital, RCS Holdings and RCAP Equity, LLC) may elect to purchase all of the Luxor percentage interest offered to us for an amount equal to the value of the Class A common stock required to be delivered by us for cash, shares of Class A common stock or a combination thereof. If we are prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms.

RCS Capital Corporation and Subsidiaries
June 30, 2014

In connection with securities issuances and arrangements described above, we agreed to file with the SEC a continuously effective resale registration statement with respect to certain securities owned and beneficially owned by Luxor by July 1, 2014. A Registration Statement on Form S-3 (File No. 333-197148) in fulfillment of this obligation was filed with the SEC on July 1, 2014 and became effective on July 16, 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are still evaluating the impact of ASU 2014-09.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. A significant portion of our exposure to market risk is directly related to our reliance on the direct investment program industry.
We also offer a plan to certain of our financial advisors which allows them to defer a portion of their compensation which earns a rate of return based on the financial advisor’s selection of investments. In order to economically hedge this exposure, we invest in money market, international, U.S. equity and U.S. fixed income funds. While these investments are exposed to interest rate, credit spread and equity price risk, we have an offsetting liability to the employee which is recorded in deferred compensation plan accrued liabilities.
We have a limited number of trading securities on our balance sheet in connection with our customer facilitation activities that may expose us to market risk.
We have research models that are used to develop client portfolios. We purchase positions to track the actual performance of these portfolios that are exposed to interest rate, credit spread and equity price risk. These size and number of such portfolios is limited.
In connection with the Luxor financings we have entered into a put and call agreement and we have embedded derivatives related to our convertible notes and preferred stock that are subject to market risk.
Our broker-dealer, registered investment adviser and investment management subsidiaries earn fees based on the levels of assets being managed. These fees can be subject to fluctuations due to changes in market risk.
We have investments in the AR Capital Real Estate Income Fund, a related-party mutual fund that may expose us to market risk.
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
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities. The Bank Facilities consist of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years. On July 21, 2014, we drew down $1.1 million from the revolving credit facility in the form of a backstop letter of credit.
The first lien term loan includes an original issue discount of 1% for gross proceeds to us upon incurrence of $569.3 million, the second lien term facility includes an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million and no amounts under the revolving facility were drawn down at the closing of the Cetera financings.

RCS Capital Corporation and Subsidiaries
June 30, 2014

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
Credit Risk
Credit risk is the risk of loss due to a failure to meet the terms of a contractual obligation. We are exposed to credit risk if our clients fail to fulfill their obligations. We also are exposed to credit risk in connection with transactions executed with clients on margin. To mitigate this risk, we obtain collateral; however, if the levels of collateral are insufficient we could be subject to credit risk. We also are exposed to credit risk from notes receivable from certain of our financial advisors.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by the Quarterly Report on Form 10-Q (the “Form 10-Q”) and determined that the disclosure controls and procedures are effective. We have previously identified several significant deficiencies in our internal control over financial reporting which we are in the process of remediating.
A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The significant deficiencies identified in our internal control over financial reporting do not individually or in the aggregate constitute a material weakness and do not affect the determination that the disclosure controls and procedures are effective. While no such deficiency, individually or in the aggregate, has resulted in a material weakness to date, any significant deficiency that is not remediated could, on its own or in combination with other significant deficiencies, give rise to a material weakness.
Change in Internal Control over Financial Reporting
During the three months ended June 30, 2014, we completed the acquisitions of five entities. Given the different business processes, locations, and people, introduced into the Company by these acquisitions, certain of our internal controls over financial reporting, or the people executing those controls, changed. We believe we have maintained appropriate internal controls over financial reporting during the period of change.

RCS Capital Corporation and Subsidiaries
June 30, 2014

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company is not a party to any material legal proceedings.
Item 1A. Risk Factors
Information regarding our risks is set forth under the heading “Risk Factors” in the prospectus included in our Registration Statement on Form S-1, as amended (File No. 333-193925), and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
None applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in the Form 10-Q.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	August 14, 2014	By:	/s/ WILLIAM M. KAHANE
William M. Kahane
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 14, 2014	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
June 30, 2014

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1*††	Letter Agreement, dated as of June 30, 2014, among RCS Capital Corporation, Scotland Acquisition, LLC, Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment
2.2(1) ††
Asset Purchase Agreement, dated as of October 1, 2013, by and among RCS Capital Corporation, Scotland Acquisition, LLC, certain principals of the Hatteras Funds Group, Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment Management, LLC, Hatteras Alternative Mutual Funds, LLC, and Hatteras Capital Investment Partners, LLC, and David Perkins.

2.3(2) †
Agreement and Plan of Merger, dated as of November 16, 2013, by and among RCS Capital Corporation, Dolphin Acquisition, LLC and Summit Financial Services Group, Inc. (including form of Contract Value Rights Agreement).

2.4 (3)	Agreement and Plan of Merger, dated as of January 16, 2014, by and among RCS Capital Corporation, Clifford Acquisition, Inc., Cetera Financial Holdings, Inc. and Lightyear Capital LLC.
2.5 (4) †
Membership Interest Purchase Agreement, dated as of January 16, 2014, by and among RCS Capital Corporation, Braves Acquisition, LLC, the sellers named therein and the sellers’ representative named therein.

2.7 (5) †	First Amendment to Agreement and Plan of Merger, dated as of March 17, 2014, by and among RCS Capital Corporation, Dolphin Acquisition, LLC and Summit Financial Services Group, Inc.
2.8 (6)	Contribution Agreement, dated as of April 3, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
2.9† (7)
Membership Interest Purchase Agreement, dated as of May 19, 2014, by and among Validus/Strategic Capital Partners, LLC, Strategic Capital Companies, LLC and Carter Validus Holdings I, LLC, as sellers, Mario Garcia, Jr., as the sellers’ representative, and the other parties thereto.

3.1 (8)	Third Amended and Restated Certificate of Incorporation of RCS Capital Corporation.
3.2 (9)	Second Amended and Restated By-laws of RCS Capital Corporation.
3.3 (10)	Certificate of Designation for the 7.0% Series A Convertible Preferred Stock, filed April 29, 2014.
4.1 (11)	Form of Class A Common Stock Certificate.
4.2 (10)	Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
4.3 (12)	First Supplemental Indenture dated as of May 5, 2014 to the Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
10.1(2)	Voting Agreement, dated as of November 16, 2013, by and among RCS Capital Corporation and Marshall Leeds.
10.2 (10)
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

10.3 (10)
Second Lien Credit Agreement, dated as of April 29, 2014, by and among RCS Capital Corporation, RCS Capital Management, LLC, RCAP Holdings, LLC, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, as Syndication Agent, and Bank of America, N.A. and Barclays Bank PLC, as Joint Lead Arrangers and Bookrunners.

10.4 (10)	Securities Purchase Agreement, dated April 29, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group LP and certain other Investors identified therein.
10.5*
Amendment No. 1, dated as of June 10, 2014, to the Securities Purchase Agreement, dated as of April 29, 2014, among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group, LP and certain other investors identified therein.

10.6 (10)
Put & Call Agreement, dated as of April 29, 2014, by and among Luxor Capital Partners, LP, Blue Sands LLC, Blue Sands B Inc., Blue Sands C Inc., Blue Sands D. Inc., RCS Capital Corporation and the existing members of RCS Capital Management, LLC.

10.7 (10)	Reimbursement Agreement, dated as of April 28, 2014, by and between RCAP Holdings, LLC and RCS Capital Corporation.
10.8 (10)
Amendment No. 1 to the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement, dated April 28, 2014, by and among RCS Capital Corporation, RCS Capital Holdings LLC and RCS Capital Management, LLC.

RCS Capital Corporation and Subsidiaries
June 30, 2014

Exhibit No.	Description
10.9 (10)
Agreement, dated as of April 29, 2014, by and between RCS Capital Management, LLC, RCS Capital Corporation, Nicholas S. Schorsch, William M. Kahane, Shelley D. Schorsch, Peter M. Budko, Edward M. Weil, Jr. and Brian S. Block.

10.10*	Amendment No. 1, dated as of May 7, 2014, to the Third Amended and Restated Limited Liability Company Agreement of Realty Capital Securities, LLC, dated as of February 11, 2014
10.11*	Second Amendment, dated as of May 8, 2014, to the Exchange Agreement, between RCS Capital Corporation and RCAP Holdings, LLC, dated as of June 10, 2013, as amended on February 11, 2014
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
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________

*	Filed herewith.

†	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

††
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to RCS Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 12, 2013.

(2)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2013.

(3)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 16, 2014.

(4)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 17, 2014.

(5)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on March 18, 2014.

(6)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2014.

(7)	Incorporated by reference to Pre-Effective Amendment No. 6 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-193925), filed with the SEC on May 29, 2014.

(8)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2014.

(9)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2014.

(10)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on May 2, 2014.

(11)	Incorporated by reference to Pre-Effective Amendment No. 4 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-186819), filed with the SEC on May 21, 2013.

(12)	Incorporated by reference to Pre-Effective Amendment No. 3 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-193925), filed with the SEC on May 6, 2014.