Form 10-Q
period 2014-09-30
RCS Capital Corp
filed 2014-11-14
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on November 14, 2014 was 66,462,246 shares and one share, respectively.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
September 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares and par value amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$272,360	$70,059
Restricted cash	24,000	—
Cash and securities segregated under federal and other regulations	19,009	—
Available-for-sale securities	11,193	8,528
Trading securities	10,365	7,708
Fees and commissions receivable:
Due from related parties	2,128	1,072
Due from non-related parties	81,943	13,565
Reimbursable expenses receivable:
Due from related parties	22,320	18,772
Due from non-related parties	12,949	584
Receivable from customers	8,954	—
Investment banking fees receivable:
Due from related parties	14,902	21,420
Due from non-related parties	2,375	—
Receivables from brokers, dealers, clearing organizations and other	46,742	4,383
Due from RCAP Holdings and other related parties	880	8,151
Prepaid expenses and other assets	55,184	4,139
Property and equipment (net of accumulated depreciation of $3,057 and $350, respectively)	21,447	1,883
Deferred compensation plan investments	82,199	—
Notes receivable (net of allowance of $980 and $424, respectively)	64,930	13,270
Deferred financing fees	29,343	—
Intangible assets (net of accumulated amortization of $41,535 and $1,892)	1,249,466	83,005
Goodwill	475,261	79,986
Total assets	$2,507,950	$336,525

Liabilities, Mezzanine Equity and Stockholders’ Equity
Payable to customers	$14,711	$—
Payable to broker-dealers	3,928	1,259
Commissions payable	101,690	17,440
Accrued expenses and accounts payable:
Due to related parties	2,893	5,894
Due to non-related parties	60,371	31,602
Deferred revenue:
Due to related parties	4,931	2,567
Due to non-related parties	9,465	1,602
Derivative contracts	117,821	—
Other liabilities	34,995	758
Deferred compensation plan accrued liabilities	82,062	—
Net deferred tax liability	315,482	23,567
Contingent and deferred consideration	138,313	2,180
Long-term debt	787,137	33,302
Total liabilities	1,673,799	120,171

Mezzanine Equity
Convertible preferred stock $0.001 par value, 100,000,000 shares authorized, 14,657,980 issued and outstanding as of September 30, 2014, and 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013	275,510	—

Stockholders’ Equity
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 66,463,541 issued and outstanding as of September 30, 2014, and 100,000,000 shares authorized, 13,764,929 issued and outstanding as of December 31, 2013	66	14
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of September 30, 2014, and 100,000,000 shares authorized, 24,000,000 issued and outstanding as of December 31, 2013	—	24
Additional paid-in capital	580,917	180,528
Accumulated other comprehensive loss	(274)	(46)
Retained earnings	(32,269)	1,164
Total stockholders’ equity	548,440	181,684
Non-controlling interest	10,201	34,670
Total liabilities, mezzanine and stockholders’ equity	$2,507,950	$336,525
See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Selling commissions:
Related party products	$132,701	$106,866	$394,712	$335,180
Non-related party products	2,136	32,299	2,295	73,688
Dealer manager fees:
Related party products	62,018	54,069	185,088	194,764
Non-related party products	1,106	15,417	1,178	36,823
Retail commissions	263,595	3,022	486,713	3,022
Investment banking fees:
Related party products	12,911	7,445	62,320	15,415
Non-related party products	—	—	3,375	—
Advisory and asset-based fees (non-related party)	150,922	2,325	287,980	2,325
Transfer agency revenue (related party products)	4,401	2,830	13,426	5,760
Services revenue:
Related party products	10,741	4,201	30,906	8,896
Non-related party products	1,858	125	2,040	425
Reimbursable expenses:
Related party products	445	387	8,282	1,308
Non-related party products	95	30	158	45
Investment fee revenue	15,577	—	15,577	—
Transaction and other fees	46,873	411	69,943	411
Other	(26,801)	100	32,972	112
Total revenues	678,578	229,527	1,596,965	678,174

Expenses:
Wholesale commissions:
Related party products	103,823	106,905	337,968	335,224
Non-related party products	2,136	32,299	2,295	73,688
Wholesale reallowance:
Related party products	17,848	18,709	53,463	54,306
Non-related party products	337	5,401	366	12,032
Retail commissions and advisory	378,312	3,602	699,914	3,602
Investment fee expense	8,682	—	8,682	—
Internal commissions, payroll and benefits	88,449	33,005	205,193	91,545
Conferences and seminars	9,838	5,973	27,849	18,193
Travel	3,898	1,983	9,314	4,029
Marketing and advertising	4,170	1,308	10,300	4,529
Professional fees	12,772	1,429	27,306	3,223
Data processing	11,075	2,490	23,623	5,149
Quarterly fee (related party)	—	1,335	2,029	2,014
Acquisition-related costs	842	707	14,104	712
Interest expense	17,939	14	30,869	14
Occupancy	7,013	909	15,843	2,449
Depreciation and amortization	25,327	155	42,873	225
Clearing and exchange fees	6,664	508	13,769	508
Outperformance bonus (related party)	—	357	9,709	462
Other expenses	19,092	802	26,771	1,283
Total expenses	718,217	217,891	1,562,240	613,187
Income (loss) before taxes	(39,639)	11,636	34,725	64,987
Provision (benefit) for (from) income taxes	(7,370)	536	6,373	696
Net (loss) income	(32,269)	11,100	28,352	64,291
Less: net income attributable to non-controlling interests	—	10,541	9,120	63,530
Less: preferred dividends and deemed dividend	4,725	—	202,802	—
Net (loss) income attributable to Class A common stockholders	$(36,994)	$559	$(183,570)	$761

Per Share Data
Net (loss) income per share attributable to Class A common stockholders (Note 15)
Basic and diluted	$(0.59)	$0.17	$(4.15)	$0.25

Weighted-average basic shares	62,906,270	3,234,669	44,388,158	3,098,138
Weighted-average diluted shares	62,906,270	3,234,669	44,388,158	3,100,570
Cash dividend declared per common share	$—	$0.18	$0.36	$0.36
See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(32,269)	$11,100	$28,352	$64,291
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities	(281)	(406)	227	(345)
Total other comprehensive income (loss), net of tax	(281)	(406)	227	(345)
Total comprehensive income (loss)	(32,550)	10,694	28,579	63,946
Less: Net comprehensive income attributable to non-controlling interests	—	10,173	9,575	63,217
Less: preferred dividends and deemed dividend	4,725	—	202,802	—
Net comprehensive income (loss) attributable to stockholders	$(37,275)	$521	$(183,798)	$729

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A common stock		Class B common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non-Controlling Interest	Member’s Equity	Stockholders’ Equity, Non-controlling Interest and Member’s Equity
Balance, December 31, 2012	—	$—	—	$—	$—		$—	$—	$—	$—	$5,726	$5,726
Net loss	—	—	—	—	—	(a)	(165)	—	(165)	—	47,619	47,454
Issuance of common stock	—	—	—	—	—	(a)	—	—	—	—	—	—
Distributions	—	—	—	—	—		—	—	—	—	(19,650)	(19,650)
Balance, June 9, 2013	—	—	—	—	—		(165)	—	(165)	—	33,695	33,530

Public offering of common stock, net of offering costs	2,500,000	3	—	—	43,616		—	—	43,619	—	—	43,619
Reorganization	—	—	24,000,000	24	—		165	—	189	33,506	(33,695)	—
Equity-based compensation	—	—	—	—	—		—	—	—	462	—	462
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(32)	(32)	(313)	—	(345)
Shares issued in connection with the First Allied acquisition	11,264,929	11	—	—	137,152		—	—	137,163	—	—	137,163
Net income	—	—	—	—	—		761	—	761	16,076	—	16,837
Distributions to non-controlling interests	—	—	—	—	—		—	—	—	(27,180)	—	(27,180)
Dividends declared on Class A common stock	—	—	—	—	(248)		(652)	—	(900)	—	—	(900)
Balance, September 30, 2013	13,764,929	$14	24,000,000	$24	$180,520		$109	$(32)	$180,635	$22,551	$—	$203,186

Balance, December 31, 2013	13,764,929	$14	24,000,000	$24	$180,528		$1,164	$(46)	$181,684	$34,670	$—	$216,354
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	—	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	—	502
Net income	—	—	—	—	—		917	—	917	8,840	—	9,757
Balance, February 10, 2014	13,764,929	14	24,000,000	24	180,528		2,081	1	182,648	44,175	—	226,823

Exchange Transaction	23,999,999	24	(23,999,999)	(24)	44,676	(b)	—	—	44,676	(43,473)	—	1,203
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	9,499	—	9,499
Issuance of restricted stock awards	2,366,703	2	—	—	19,327		(5,243)	—	14,086	—	—	14,086
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(275)	(275)	—	—	(275)
Public offering of common stock, net of offering costs	19,870,248	20	—	—	374,141		—	—	374,161	—	—	374,161
Private offering of common stock, net of offering costs	2,469,136	2	—	—	47,725		—	—	47,727	—	—	47,727
Shares issued in connection with the Summit acquisition	498,884	—	—	—	10,431		—	—	10,431	—	—	10,431
Shares issued in connection with the J.P. Turner acquisition	239,362	—	—	—	4,860		—	—	4,860	—	—	4,860
Shares issued in connection with the ICH acquisition	2,029,261	2	—	—	44,093		—	—	44,095	—	—	44,095
Shares issued in connection with the acquisition of Trupoly	33,652	—	—	—	725		—	—	725	—	—	725
Shares issued in connection with the StratCap acquisition	464,317	1	—	—	9,999		—	—	10,000	—	—	10,000
Shares issued under the Stock Purchase Plan	727,050	1	—	—	16,372		—	—	16,373	—	—	16,373
Other distributions	—	—	—	—	(123)		—	—	(123)	—	—	(123)
Net income (loss)	—	—	—	—	(166,722)		(17,765)	—	(184,487)	280	—	(184,207)
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(280)	—	(280)
Dividend equivalents on restricted stock	—	—	—	—	(345)		(384)	—	(729)	—	—	(729)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		(10,958)	—	(15,728)	—	—	(15,728)
Balance September 30, 2014	66,463,541	$66	1	$—	$580,917		$(32,269)	$(274)	$548,440	$10,201	$—	$558,641
_____________________
(a) 100 unclassified shares of 0.01 par value common stock issued to RCAP Holdings for $100.00 were canceled on June 10, 2013 in connection with the initial public offering.
(b) Includes deferred tax impact of $1.2 million due to the Exchange.

See Notes to Unaudited Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,352	$64,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,230	79
Amortization	39,643	146
Equity-based compensation	40,168	462
Deferred income taxes	513	101
Gain on the sale of available-for-sale securities	(171)	—
Deferred income tax impact due to Exchange Transaction	1,203	—
Change in contingent and deferred consideration	4,109	2
Unrealized gain on derivative contracts	(30,589)	—
Deferred compensation plan investments, net	218	—
Other	4,168	59
Increase (decrease) resulting from changes in:
Cash and securities segregated under federal and other regulations	(11,010)	—
Trading securities	825	(1,031)
Fees and commissions receivable:
Due from related parties	(1,056)	(913)
Due from non-related parties	(24,693)	202
Reimbursable expenses receivable:
Due from related parties	(3,548)	(12,707)
Due from non-related parties	(12,365)	(514)
Receivable from customers	17,191	—
Investment banking fees receivable:
Due from related parties	6,518	—
Due from non-related parties	(2,375)	—
Receivables from broker, dealers, clearing organizations and other	(38,529)	(211)
Due from RCAP Holdings and related parties	7,271	(740)
Prepaid expenses	8,608	(333)
Change in notes receivable	(9,109)	69
Payable to customers	(12,682)	—
Payable to broker-dealers	796	7,817
Commissions payable	11,890	4,815
Accrued expenses and accounts payable:
Due to related parties	(3,001)	4,250
Due to non-related parties	(20,330)	(11,026)
Deferred revenue
Due to related parties	2,364	3,186
Due to non-related parties	(53,647)	(2,117)
Other liabilities	(26,209)	70
Net cash (used) provided by operating activities	(72,247)	55,957

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,225)	(10,000)
Proceeds from the sale of available-for-sale securities	9,013	1,000
Purchase of property and equipment	(4,020)	(381)
Proceeds from the written put option	21,216	—
Change in restricted cash	(24,000)	—
Payment for Cetera acquisition, net of cash acquired	(891,101)	—
Payment for Summit acquisition, net of cash acquired	(33,374)	—
Payment for Hatteras acquisition, net of cash acquired	(29,195)	—
Payment for J.P. Turner acquisition, net of cash acquired	(2,615)	—
Payment for SK Research - intangible and fixed assets	(10,092)	—
Payment for ICH acquisition, net of cash acquired	(1,531)	—
Payment for StratCap acquisition, net of cash acquired	(61,878)	—
Payment for Trupoly acquisition, net of cash acquired	(710)	—
First Allied, cash acquired	—	40,692
Net cash (used) provided by investing activities	(1,039,512)	31,311

Cash flows from financing activities:
Proceeds from the issuance of term loans	685,633	1,002
Payments on long-term debt	(40,738)	(800)
Payment of contingent consideration	(13,216)	—
Net proceeds from the issuance of convertible notes (including embedded derivative)	83,551	—
Net proceeds from issuance of convertible preferred stock (including embedded derivative)	197,504	—
Net proceeds from issuance of common stock	421,891	43,619
Distributions to non-controlling interest holders	—	(46,830)
Dividends paid	(20,565)	(450)
Net cash (used) provided by financing activities	1,314,060	(3,459)

Net increase in cash	202,301	83,809
Cash and cash equivalents, beginning of period	70,059	12,683
Cash and cash equivalents, end of period	$272,360	$96,492
See Notes to Unaudited Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

1. Organization and Description of the Company
Formation
RCS Capital Corporation (“we”, “us”, “our company” or the “Company”) is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was initially formed to hold Realty Capital Securities, LLC (“Realty Capital Securities”), RCS Advisory Services, LLC (“RCS Advisory”) and American National Stock Transfer, LLC (“ANST” and together with Realty Capital Securities and RCS Advisory, the “Original Operating Subsidiaries”) and to grow business lines under the Original Operating Subsidiaries.
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
Concurrently with the commencement of the IPO, the Original Operating Subsidiaries also underwent a reorganization (the “subsidiary reorganization”), in which a new class of units in the Original Operating Subsidiaries called “Class A Units,” which entitle the holders thereof to voting and economic rights, were issued to the Company, and a new class of operating subsidiary units called “Class B Units,” which entitle the holder thereof to economic rights but not voting rights, were issued to RCAP Holdings. Also created were “Class C Units” and “LTIP Units.” After the subsidiary reorganization and IPO, through their ownership of Class A Units and Class B Units, the Company owned a 9.4% economic interest in the Original Operating Subsidiaries and RCAP Holdings owned a 90.6% economic interest in the Original Operating Subsidiaries. Prior to the subsidiary reorganization and the IPO, RCAP Holdings held a 100% interest in each of the Original Operating Subsidiaries and the Company.
Upon completion of the subsidiary reorganization and the IPO in June 2013, the Company became the managing member of the Original Operating Subsidiaries and the Company assumed the exclusive right to manage and conduct the business and affairs of the Original Operating Subsidiaries and to take any and all actions on their behalf in such capacity. As a result, the Company consolidated the financial results of the Original Operating Subsidiaries with its own financial results. Net profits and net losses of the Original Operating Subsidiaries were allocated to their members pro rata in accordance with the respective percentages of their membership interests in the Original Operating Subsidiaries. Because the Company and the Original Operating Subsidiaries were under common control at the time of the subsidiary reorganization, the Company’s acquisition of control of the Original Operating Subsidiaries was accounted for at historical cost in the accompanying consolidated financial statements. Accordingly, the operating results of the Original Operating Subsidiaries have been included in the Company’s consolidated financial statements from the date of common control.
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
September 30, 2014

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
Also in connection with the Restructuring Transactions, the Company formed RCS Capital Holdings, LLC (“RCS Holdings”), a Delaware limited liability company. In connection with the formation of RCS Holdings, on February 11, 2014, (a) the Company entered into a Contribution and Exchange Agreement (the “Holdings Exchange Agreement”) with RCS Capital Management and RCS Holdings, pursuant to which the Company contributed to RCS Holdings 26,499,999 Class A Units of each of the Original Operating Subsidiaries (collectively, the “Class A Operating Subsidiary Units”) in exchange for 26,499,999 Class A RCS Holdings Units (as defined below), and (b) RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units of the Original Operating Subsidiaries (the “Operating Subsidiary LTIP Units”) in exchange for 1,325,000 RCS Holdings LTIP Units.
Pursuant to the RCS Capital Holdings LLC Agreement, there are three authorized classes of equity interests in RCS Holdings, designated as “Class A Units” (“Class A RCS Holdings Units”), “Class C Units” (“Class C RCS Holdings Units) and “LTIP Units” (“RCS Holdings LTIP Units”). In connection with the execution of the RCS Capital Holdings LLC Agreement and the Holdings Exchange Agreement, 100% of the Class A RCS Holdings Units were issued to the Company and 100% of the RCS Holdings LTIP Units were issued to RCS Capital Management. The Class A RCS Holdings Units issued to the Company are fully vested, are not subject to any put and call rights, and entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation).
On April 28, 2014, the 2013 Manager Multi-Year Outperformance Agreement (the “OPP”) was amended (the “Amended OPP”) which resulted in RCS Capital Management earning 310,947 LTIP Units and forfeiting 1,014,053 LTIP Units. Immediately prior to the acquisition by Luxor Capital Group, LP and certain of its affiliates (collectively, “Luxor”) of an interest in RCS Capital Management, RCS Capital Management distributed 310,947 earned LTIP Units to its then current members, each of whom is also a member of RCS Holdings. As of September 30, 2014, the interests of the LTIP Units were included in non-controlling interest. See Note 19 for more information.
2014 Public Offering and Concurrent Private Offering
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
On June 10, 2014, the Company issued 2,469,136 shares of Class A common stock at the public offering price of $20.25 per share to Luxor in a private offering.
Recent and Pending Acquisitions
During the nine months ended September 30, 2014, the Company completed the acquisitions (collectively, the “recent acquisitions”) of Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (together, “J.P. Turner”), Hatteras Funds Group (“Hatteras”), First Allied Holdings Inc. (“First Allied”), Investors Capital Holdings, Ltd. (“ICH”), Validus/Strategic Capital Partners, LLC (“StratCap”) and Trupoly, LLC (“Trupoly”) (collectively, the “acquired businesses”). As of September 30, 2014, the acquisitions of VSR Group, Inc. (“VSR”), Girard Securities, Inc. (“Girard”), Docupace Technologies, LLC (“Docupace”) and Cole Capital Partners LLC (“Cole Capital Partners”) and Cole Capital Advisors, Inc. (“Cole Capital Advisors” and, together with Cole Capital Partners, “Cole Capital”) were pending (collectively, the “pending acquisitions” and together with the recent acquisitions the “recent and pending acquisitions”). On November 3, 2014, the Company announced that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from a subsidiary of American Realty Capital Properties, Inc. (“ARCP”). See Note 2 for more information. All of the recent and pending acquisitions have been or will be accounted for using the purchase method of accounting except for the First Allied acquisition and the Cole Capital acquisition which was terminated.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The First Allied acquisition, which closed on June 30, 2014, was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. Therefore, First Allied’s results from September 25, 2013 through September 30, 2013 and First Allied’s results for the entire three and nine months ended September 30, 2014 are included in the Company’s results. See Notes 2 and 3 for more information.
The Company’s results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap and Trupoly beginning on the date of each respective acquisition. See Note 2 for more information on each of the recent acquisitions.
Operating Subsidiaries other than the Recent Acquisitions
Realty Capital Securities, a limited liability company organized in Delaware, is a wholesale broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is the securities broker-dealer for proprietary products sponsored by AR Capital, LLC (an entity under common control) and other entities under common control, consisting primarily of non-traded real estate investment trusts (“REITs”), as well as a closed-end real estate securities fund, an open-end real estate securities fund and a non-traded business development company (“BDC”) fund and, from time to time, programs not sponsored by AR Capital, LLC. Realty Capital Securities also provides investment banking advisory services and capital markets services to related and non-related party issuers of public securities in connection with strategic alternatives related to potential liquidity events and other transactions. Realty Capital Securities markets securities throughout the United States by means of a national network of selling-group members consisting of broker-dealers and their registered representatives.
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
ANST was organized in Delaware in November 2012 as a limited liability company and commenced operations in January 2013 as an SEC-registered transfer agent. ANST, using a third-party service provider to act as a registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored or co-sponsored directly or indirectly by AR Capital, LLC.
SK Research, LLC (“SK Research”) was organized in Delaware in March 2014. On March 10, 2014, the Company announced the hiring of due diligence and research professionals Todd D. Snyder and John F. Kearney, formerly of Snyder Kearney, LLC, as part of an initiative to launch a new division of RCAP’s research platform dedicated to alternative investment programs. SK Research provides focused intelligence and due diligence on non-traditional investment products. The Company has made an upfront payment to acquire the rights to use the business name and web-based publications of Messrs. Snyder and Kearney and certain related fixed assets. The Company has also entered into employment agreements with Messrs. Snyder and Kearney and with certain members of their team.
2. Recent and Pending Acquisitions
During the nine months ended September 30, 2014, the Company completed the acquisitions of Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap and Trupoly. The recent acquisitions were made in order for the Company to diversify its revenue stream and product offerings. The resulting goodwill associated with the recent acquisitions is made up of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors.
As of September 30, 2014, the acquisitions of VSR, Girard, Docupace and Cole Capital were pending. On November 3, 2014, the Company announced that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from a subsidiary of ARCP. Also on November 3, 2014, ARCP issued a press release asserting that, in its view, the Company had no basis to terminate the agreement and that the Company’s termination of the agreement was itself breach of the agreement. On November 11, 2014, ARCP filed suit against the Company in the Court of Chancery of the State of Delaware and on November 12, 2014, ARCP issued a press release asserting that the Company’s termination of the agreement constituted a breach of the purchase agreement. The Company believes ARCP’s complaint is without merit and intends to vigorously defend itself.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Details of each recent and pending acquisition are as follows:
Cetera Financial Holdings
On April 29, 2014, the Company completed the acquisition of Cetera. The purchase price was $1.15 billion (subject to certain adjustments), and the Company paid $1.13 billion in cash after adjustments. Cetera is a financial services holding company formed in 2010 that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors, Cetera Advisor Networks, Cetera Investment Services and Cetera Financial Specialists. The acquisition, including related costs, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan (together, with a $25.0 million senior secured first lien revolving credit facility, the “Bank Facilities”), the issuance of $120.0 million (aggregate principal amount) of convertible notes and $270.0 million (aggregate stated liquidation value) of convertible preferred securities, as described in further detail in Notes 9 and 11, and cash on hand.
The preliminary assignment of the total consideration for the Cetera acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$241,641
Cash and segregated securities	7,999
Trading securities	741
Receivables	49,883
Property and equipment	17,735
Prepaid expenses	15,083
Deferred compensation plan investments	76,010
Notes receivable	38,805
Other assets	36,553
Accounts payable	(94,074)
Accrued expenses	(32,421)
Other liabilities	(112,977)
Deferred compensation plan accrued liabilities	(75,294)
Total fair value excluding goodwill and intangible assets	169,684
Goodwill	290,575
Intangible assets	944,542
Deferred tax liability	(272,059)
Total consideration	$1,132,742
During the three months ended September 30, 2014, Cetera’s goodwill increased $30.9 million due to additional information with respect to the preliminary acquisition date fair value of certain assets, specifically internally developed software, notes receivable and intangible assets. Additionally, the Company finalized its assessment of the useful life of the trade name and concluded that it was 30 years rather than indefinite. Accordingly, the Company recorded a deferred tax liability of $23.8 million with a related increase in goodwill.
As of September 30, 2014, approximately $8.7 million of the goodwill from Cetera’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Cetera consideration consisted of the following (in thousands):

Contractual purchase price	$1,150,000
Purchase price adjustments	17,258
Total consideration	$1,132,742
The results of operations of the Company include the results of operations of Cetera from April 29, 2014, the acquisition date, to September 30, 2014, which reflects $519.0 million in revenues and a $1.7 million loss before taxes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The Company’s supplemental pro forma results of operations for Cetera for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$919.3	$835.1
Loss before taxes	(53.2)	(114.8)
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets and interest expense related to the financings the Company entered into in connection with the closing of the acquisition of Cetera (the “Cetera financings”) on April 29, 2014. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $24.1 million and the nine months ended September 30, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
As consideration in the merger, the Company issued 498,884 shares of Class A common stock pursuant to a registration statement on Form S-4 and paid consideration in cash of $38.6 million, which does not include cash distributed by Summit to its shareholders. The aggregate cash consideration paid was $46.7 million which is inclusive of the cash distributed by Summit.
The preliminary assignment of the total consideration for the Summit acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$13,353
Receivables	3,147
Property and equipment	362
Prepaid expenses	1,531
Notes receivable	1,092
Other assets	3
Accounts payable	(7,465)
Accrued expenses	(3,100)
Total fair value excluding goodwill and intangible assets	8,923
Goodwill	23,014
Intangible assets	31,240
Deferred tax liability	(6,019)
Total consideration	$57,158
During the three months ended September 30, 2014, Summit’s goodwill decreased $6.5 million due to additional information with respect to the preliminary acquisition date of the deferred tax liability. Additionally, the Company finalized its assessment of the fair value of the notes receivable resulting in a $0.5 million write-down.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

As of September 30, 2014, the goodwill from the Summit acquisition is not deductible for income tax purposes.
The total Summit consideration consisted of the following (in thousands):

Cash paid by the Company	$46,727
Stock issued by the Company	10,431
Total consideration	$57,158
The results of operations of the Company include the results of operations of Summit from June 11, 2014, the acquisition date, to September 30, 2014, which reflects $30.7 million in revenues and a $0.6 million loss before taxes.
The Company’s supplemental pro forma results of operations for Summit for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$74.5	$61.3
Income (loss) before taxes	(4.2)	0.6
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.8 million and the nine months ended September 30, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
J.P. Turner & Company
On June 12, 2014, the Company completed the acquisition of J.P. Turner for cash in the aggregate amount of $12.8 million, subject to post-closing adjustments, plus 239,362 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). J.P. Turner is a retail broker-dealer and investment adviser which also offers a variety of other services, including investment banking.
Pursuant to the purchase agreement, on June 12, 2015 (the one-year anniversary of the closing date of the J.P. Turner acquisition), the Company will make an additional aggregate cash payment of $7.6 million to the sellers and issue to the sellers an aggregate number of shares of Class A common stock equal to (i) $3.2 million divided by (ii) the average of the per share closing price of Class A common stock for the five trading days ending on the trading day immediately prior to June 12, 2015.
 Pursuant to the purchase agreement, the Company also has agreed to make earn-out payments to the sellers with respect to each of the fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016, based on the achievement of certain agreed-upon revenue or earnings before interest, taxes and depreciation and amortization (“EBITDA”) performance targets in those years (subject to an annual combined minimum performance hurdle of 8.0% and an annual dollar cap of $2.5 million). Each earn-out payment, if any, will be made by the Company 50% in cash and 50% in the form of Class A common stock (unless the sellers elect to receive a greater amount of Class A common stock). On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $4.5 million and $9.4 million, respectively. As of September 30, 2014, the fair value of the contingent consideration was $5.0 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of income. The fair value was determined by an independent third-party valuation firm using probability weightings and discounted cash flow analysis which was reviewed by the Company.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The preliminary assignment of the total consideration for the J.P. Turner acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$10,171
Receivables	712
Property and equipment	232
Prepaid expenses	892
Notes receivable	1,660
Other assets	2,171
Accounts payable	(1,710)
Accrued expenses	(8,543)
Other liabilities	(656)
Total fair value excluding goodwill and intangible assets	4,929
Goodwill	12,443
Intangible assets	14,200
Total consideration	$31,572
During the three months ended September 30, 2014, the Company’s total consideration for J.P. Turner increased $1.2 million due to additional information with respect to the terms of the purchase agreement, resulting in an increase to the goodwill.
As of September 30, 2014, approximately $3.8 million of the goodwill from the J.P. Turner acquisition is deductible for income tax purposes.
The total J.P. Turner consideration consisted of the following (in thousands):

Cash paid by the Company	$12,786
Stock issued by the Company	4,860
Contingent consideration	4,500
Deferred consideration	9,426
Total consideration	$31,572
The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of September 30, 2014 was as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$6,323	$6,663
The results of operations of the Company include the results of operations of J.P. Turner from June 12, 2014, the acquisition date, to September 30, 2014, which reflects $19.6 million in revenues and $1.2 million in income before taxes.
The Company’s supplemental pro forma results of operations with J.P. Turner for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$45.5	$43.4
Income (loss) before taxes	2.8	(0.2)
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Hatteras Funds Group
On June 30, 2014, the Company completed the purchase of substantially all the assets related to the business and operations of Hatteras and assumed certain liabilities of Hatteras. Hatteras was a private company, and it is the sponsor of, investment advisor to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered as investment companies with the SEC.
Pursuant to the purchase agreement, the aggregate initial purchase price paid by the Company was $40.0 million (subject to certain adjustments for net working capital, net assets under management and consolidated pre-tax net income) payable as follows: (A) 75.0% was paid on the closing date of the Hatteras acquisition; (B) 7.5% will be payable on June 30, 2015, the first anniversary of the closing date of the Hatteras acquisition; (C) 7.5% will be payable on June 30, 2016, the second anniversary of the closing date of the Hatteras acquisition; and (D) 10.0% will be payable on June 30, 2017, the third anniversary of the closing date of the Hatteras acquisition. Additionally, pursuant to the purchase agreement, the Company will pay additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of Hatteras in the fiscal years ending December 31, 2016 and December 31, 2018. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $24.9 million and $9.4 million, respectively. As of September 30, 2014 the fair value of the contingent consideration was $25.9 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of income. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.
The preliminary assignment of the total consideration for the Hatteras acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$805
Receivables	7,747
Property and equipment	192
Prepaid expenses	326
Other assets	120
Accounts payable	(3,721)
Accrued expenses	(5,277)
Total fair value excluding goodwill and intangible assets	192
Goodwill	15,348
Intangible assets	48,770
Total consideration	$64,310
As of September 30, 2014, the goodwill from the Hatteras acquisition is not deductible for income tax purposes.
The total Hatteras consideration consisted of the following (in thousands):

Cash paid by the Company	$30,000
Contingent consideration	24,880
Deferred consideration	9,430
Total consideration	$64,310
The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of September 30, 2014 was as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$19,310	$81,210
The results of operations of the Company include the results of operations of Hatteras from June 30, 2014, the acquisition date, to September 30, 2014, which reflects $17.0 million in revenues and $2.3 million in income before taxes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The Company’s supplemental pro forma results of operations for Hatteras for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$47.5	$31.6
Income before taxes	5.4	0.3
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.6 million and the nine months ended September 30, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
First Allied Holdings
On June 30, 2014, RCAP Holdings contributed all its equity interests in First Allied to the Company. As consideration for the contribution, 11,264,929 shares of Class A common stock were issued to RCAP Holdings in a private placement offering exempt from registration under the Securities Act. First Allied is an independent broker-dealer with financial advisors in branch offices across the United States. First Allied was acquired by RCAP Holdings through a merger transaction on September 25, 2013 for an effective cost of $177.0 million, consisting of $145.0 million in merger consideration (including exchangeable notes issued by RCAP Holdings in the initial aggregate principal amount of $26.0 million (the “First Allied notes”)) paid to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied outstanding immediately following consummation of the merger.
The number of shares issued as consideration was determined based on a value of $207.5 million for the equity of First Allied and the one-day volume weighted average price (“VWAP”) of Class A common stock on January 15, 2014, the day prior to the announcement of the signing of the Cetera merger agreement. The value of $207.5 million for the equity of First Allied established by the Company’s board of directors in January 2014 was determined as the effective cost to RCAP Holdings for First Allied of $177.0 million (consisting of $145.0 million in merger consideration (including First Allied notes) paid by RCAP Holdings to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied outstanding immediately following consummation of the merger), minus indebtedness (net of cash) of First Allied of $7.0 million plus a carrying cost of $37.5 million. The value of the shares of Class A common stock issued by the Company as consideration in the First Allied acquisition was $239.2 million, based on the closing price for Class A common stock of $21.23 per share on June 30, 2014, the date of the consummation of the contribution. Accordingly, the effective cost to the Company for the First Allied acquisition was $271.2 million (including $32.0 million of First Allied indebtedness), which is $94.2 million more than the effective cost to RCAP Holdings for First Allied on September 25, 2013 under the terms of the original First Allied merger agreement. As of September 25, 2013, the date of common control, the Company recorded $137.2 million of net assets related to First Allied as a result of the contribution.
In addition, following consummation of the contribution, $32.0 million of First Allied indebtedness was outstanding. On July 28, 2014, the First Allied outstanding indebtedness was repaid by the Company as required by the terms of the Bank Facilities, which the Company entered into in connection with the Cetera financings on April 29, 2014.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings immediately following the acquisition of First Allied by RCAP Holdings. See Note 3 for additional detail.
As of September 30, 2014, approximately $9.1 million of the goodwill from First Allied’s historic pre-acquisition goodwill was deductible for income tax purposes.
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
The aggregate consideration was $52.5 million. The Company issued 2,027,966 shares of Class A common stock (2,029,261 shares issued on July 11, 2014, of which 1,295 shares were subsequently canceled on October 6, 2014 as an adjustment to the final consideration) pursuant to a registration statement on Form S-4 and paid aggregate consideration in cash of $8.4 million.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The preliminary assignment of the total consideration for the ICH acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$6,881
Short term investments and securities owned	499
Receivables	7,442
Property and equipment	275
Notes receivable	1,550
Deferred compensation	2,250
Other assets	2,392
Accounts payable and accrued expenses	(1,922)
Other liabilities	(7,593)
Notes payable and long-term debt	(2,918)
Non-qualified deferred compensation	(2,611)
Total fair value excluding goodwill, intangible assets, and deferred tax liability	6,245
Goodwill	26,184
Intangible assets	33,600
Deferred tax liability	(13,520)
Total consideration	$52,509
As of September 30, 2014, the goodwill from the ICH acquisition is not deductible for income tax purposes.
The total ICH consideration consisted of the following (in thousands):

Cash paid by the Company	$8,412
Stock issued by the Company	44,097
Total consideration	$52,509
The results of operations of the Company include the results of operations of ICH from July 11, 2014, the acquisition date, to September 30, 2014, which reflects $22.0 million in revenues and $0.6 million loss before taxes.
The Company’s supplemental pro forma results of operations for ICH for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$71.0	$64.3
Loss before taxes	(3.3)	(3.9)
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses, and one-time transaction costs.
Validus/Strategic Capital Partners
On August 29, 2014, the Company completed the acquisition of StratCap. StratCap, through its subsidiaries, is a wholesale distributor of alternative investment programs. StratCap’s subsidiaries distribute a platform of offerings consisting of two non-traded REITS, a non-traded BDC and two public non-traded limited liability companies. StratCap holds minority interests in four of the investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth investment program.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The aggregate consideration was $76.4 million. The Company issued 464,317 shares of Class A common stock and paid aggregate consideration in cash of $66.4 million in a private placement offering exempt from registration under the Securities Act. The Company will also pay $10.0 million in cash on November 27, 2014, 90 days after the closing date, plus earn-out payments in 2015 and 2016 based on the achievement of certain agreed-upon EBITDA performance targets. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $72.7 million and $10.0 million, respectively.
The preliminary assignment of the total consideration for the StratCap acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$4,522
Short term investments and securities owned	2,239
Receivables	4,858
Property and equipment	96
Prepaid expenses and other assets	629
Accounts payable	(706)
Accrued expenses	(201)
Other liabilities	(908)
Total fair value excluding goodwill and intangible assets	10,529
Goodwill	26,956
Intangible assets	121,580
Total consideration	$159,065
As of September 30, 2014, the goodwill from the StratCap acquisition is not deductible for income tax purposes.
The total StratCap consideration consisted of the following (in thousands):

Cash paid by the Company	$66,400
Stock issued by the Company	10,000
Contingent consideration	72,695
Deferred consideration	9,970
Total consideration	$159,065

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes for the contingent consideration are as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$77,850	$138,350
The results of operations of the Company include the results of operations of StratCap from August 29, 2014, the acquisition date, to September 30, 2014, which reflects $4.8 million in revenues and $0.5 million loss before taxes.
The Company’s supplemental pro forma results of operations for StratCap for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$128.2	$41.0
Loss before taxes	(0.7)	(11.8)
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.2 million and the nine months ended September 30, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Trupoly
On July 21, 2014, the Company announced that it is establishing a crowdfunding investment platform which it has branded under the name, “We Are Crowdfunding.” In connection with this initiative, the Company acquired substantially all of the assets of New York based Trupoly, a white-label investor relationship management portal, which will be integrated into the Company’s new crowdfunding investment platform. The assets of Trupoly primarily consist of intangible assets related to existing technology and a non-compete agreement.
On the closing date of the Trupoly acquisition, the Company issued shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and paid the remaining consideration in cash. The Company will also pay 50.0% of the deferred consideration in shares of Class A common stock and 50.0% in cash on July 21, 2015, the one-year anniversary of the closing date.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

As of September 30, 2014, the goodwill from the Trupoly acquisition is not deductible for income tax purposes.
Consolidated pro forma results
The Company’s supplemental pro forma results of operations, which include the Original Operating Subsidiaries, Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap for the nine months ended September 30, 2014 and 2013, are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Total revenues	$2,282.1	$1,995.2
Loss before taxes	(3.5)	(86.9)
Benefit from income taxes (1)	(1.4)	(34.7)
Net loss	(2.1)	(52.2)
Less: income attributable to non-controlling interest	8.8	—
Less: preferred dividends and deemed dividend	209.0	14.2
Net loss attributable to Class A common stockholders	$(219.9)	$(66.4)

Per share data
Pro forma basic and diluted loss per share (2)	$(4.76)	$(1.52)

Pro forma weighted average basic and diluted shares	46,336,212	43,523,983
________________________
(1) Reflects pro forma adjustment to record the income tax provision based on the assumed 40% tax rate.
(2) For the nine months ended September 30, 2014, the numerator for the pro forma basic and diluted earnings per share calculation was reduced by $0.7 million for allocation of earnings to unvested restricted stock units holders.
The consolidated supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets, interest expense and pro forma incentive fee. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses and quarterly fee. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $37.7 million and the nine months ended September 30, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree or the Company to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Pending acquisitions
On August 6, 2014, the Company entered into an agreement to purchase VSR, an independent broker-dealer. The transaction is expected to close in late 2014 or early 2015 and is subject to certain regulatory approvals and other customary closing conditions.
On August 14, 2014, the Company entered into an agreement to purchase Girard, an independent broker-dealer. The transaction is expected to close in late 2014 or early 2015 and is subject to certain regulatory approvals and other customary closing conditions.
On September 18, 2014, the Company entered into an agreement to acquire a majority equity interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms. The transaction is expected to close in late 2014 or early 2015 and is subject to certain regulatory approvals and other customary closing conditions.
On September 30, 2014, the Company entered into a definitive agreement to acquire Cole Capital from ARC Properties Operating Partnership, L.P. (“ARCP OP”), a subsidiary and the operating partnership of ARCP for $700.0 million plus contingent consideration. Cole Capital is the private capital management business of ARCP, which includes a broker-dealer, wholesale distribution, and a non-traded REIT sponsor and advisory businesses.
The definitive agreement provided that the acquisition of Cole Capital would be consummated in two closings.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

At the first closing (the “First Closing”) on October 22, 2014, subsidiaries of the Company entered into interim sub-advisory arrangements with the current advisors (which are subsidiaries of ARCP) of the five non-traded REITs sponsored and advised by Cole Capital.
In addition, Realty Capital Securities entered into wholesaling agreements whereby Cole Capital Corporation, a subsidiary of Cole Capital Advisors, engages Realty Capital Securities as its distribution agent for the three non-traded REITs for which it currently serves as “dealer-manager.” Realty Capital Securities was entitled to receive a sourcing fee on sales through dealers it sourced.
The Company paid a portion of the purchase price equal to $10.0 million at the First Closing.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. ARCP reported that this conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer, who is a member of RCAP Holdings and AR Capital, LLC, served as the Company’s chief financial officer until December 2013. Such former chief financial officer also served as a member of the board of directors of the Company until July 2014 and had also served as an executive and director of non-traded REITs sponsored by AR Capital, LLC. This individual does not have a role in the management of the Company’s business. Although ARCP was previously sponsored by an entity under common control with RCAP Holdings and was advised by such entity until January 2014, ARCP is a separate company that is no longer sponsored or advised by an entity under common control with RCAP Holdings. The executive chairman of the board of directors of the Company is the chairman of the board of directors of ARCP.
On November 3, 2014, the Company announced that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from a subsidiary of ARCP. Also on November 3, 2014, ARCP issued a press release asserting that, in its view, the Company had no basis to terminate the agreement and that the Company’s termination of the agreement was itself breach of the agreement. On November 11, 2014, ARCP filed suit for specific performance, injunctive relief and other relief against the Company in the Court of Chancery of the State of Delaware and, on November 12, 2014, ARCP issued a press release asserting that the Company’s termination of the agreement constituted a breach of the purchase agreement. The Company believes ARCP’s complaint is without merit and intends to vigorously defend itself.
3. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory, ANST, SK Research, Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap and Trupoly for the periods since acquisition and of First Allied for the periods since it was under the control of RCAP Holdings. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (‘’U.S. GAAP’’) and Article 8 of Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results.
The statement of financial condition as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented recast financial information, including the elimination of transactions between the Company and First Allied, for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill were recorded.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Reclassifications
Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation primarily as a result of the need to harmonize the financial statements of the Company with those of the entities acquired during 2014 and to reflect the combination of the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
Change in Cash Flow Presentation
During the preparation of the unaudited financial statements as of and for the nine months ended September 30, 2014, the Company noted that the classification of an earn-out payment was presented as “cash flows used in operating activities” instead of “cash flows used in financing activities” in the previously reported cash flow statement as of and for the six months ended June 30, 2014. This payment was to settle contingent consideration of $12.6 million, made subsequent to the Company’s completion of the acquisition of Cetera during the second quarter of 2014, related to Cetera’s 2013 acquisition of Tower Square Securities, Inc. and Walnut Street Securities, Inc. The Company has evaluated the error in the classification of the earn-out payment as “cash flows used in operating activities” instead of “cash flows used in financing activities” and determined that it was not material to the previously issued unaudited financial statements for the six months ended June 30, 2014; however, the Company has appropriately classified this cash outflow in the unaudited financial statements as of and for the nine months ended September 30, 2014. The cash flow statement for the six months ended June 30, 2014, will be revised in the Company’s unaudited financial statements as of and for the six months ended June 30, 2015 to reflect the following:

June 30, 2014
As reported: Net cash used by operating activities	$(43,274)
Revised: Net cash provided used by operating activities	(30,609)
As reported: Net cash provided by financing activities	1,381,419
Revised: Net cash provided by financing activities	1,368,754
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid instruments purchased with original maturities of 90 days or less. The Company had $223.1 million and $66.4 million in cash balances as of September 30, 2014 and December 31, 2013, respectively, that were in excess of the FDIC insured limits.
Restricted Cash
As of September 30, 2014, $24.0 million of restricted cash was held in escrow. The escrow account was required to be established by lenders under the Bank Facilities as a cash reserve to satisfy a potential cash liability of RCAP Holdings in respect of seller’s notes issued as part of the purchase consideration for the First Allied acquisition. Simultaneously with the establishment of the escrow account, the Company and RCAP Holdings entered into a reimbursement agreement whereby RCAP Holdings has agreed to reimburse the Company for any amounts released from the escrow to pay cash on exchange of the First Allied notes. When RCAP Holdings satisfies any portion of its obligations under the First Allied notes, whether through cash or stock, the proportionate amount of the restricted cash may be released from the escrow to the Company.
Cash and Segregated Securities
Cash and segregated securities represents cash and securities deposited by customers and funds accruing to customers as a result of trades or contracts that the Company’s registered broker-dealers segregate in separate accounts on behalf of customers pursuant to the requirements of SEC Rule 15c3-3.
Available-For-Sale Securities
The Company has investments in mutual funds managed by related parties. The Company treats these securities as available-for-sale securities with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. See Notes 4 and 5 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Receivables from Brokers, Dealers and Clearing Organizations and Other
Receivables from brokers, dealers and clearing organizations and other include receivables that arise in the ordinary course of the Company’s brokerage activities.
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
Goodwill and Identifiable Intangible Assets
Goodwill represents the amount by which the purchase price exceeds the fair value of the net tangible and intangible assets of an acquired company on the date of acquisition. Intangible assets, primarily financial advisor relationships, trade names and non-compete agreements, are recorded at their fair value at the completion of an acquisition. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment as of October 31. The Company’s indefinite-lived intangible assets are comprised of a distribution network of registered investment advisers (“RIAs”) and broker-dealers. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment annually.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Contingent and Deferred Consideration
Contingent consideration, also referred to as earn-outs, and deferred payments represent future payments of cash or equity interests to the former owners of the businesses acquired in the recent acquisitions and are initially recorded at fair value in the consolidated statements of financial condition. Contingent consideration is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in other expenses on the consolidated statement of income.
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
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings immediately following the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill were recorded.
Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Selling Commissions and Dealer Manager Fees
The Company, through certain of its broker-dealer subsidiaries, receives selling commissions and dealer manager fees from related party and non-related party sponsors for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. The Company generally receives commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, all of which are reallowed as commissions, in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving the Company no discretion as to the payment of commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
The Company, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of registered non-traded securities. The Company contracts directly with independent broker-dealers and RIAs to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and the Company is not obligated to underwrite or purchase any shares for its own account. The Company generally receives up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through RIAs. The Company has sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowance are recorded on a trade date basis as securities transactions occur.
The Company analyzes contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from its distributors. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including the Company’s position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that our distributors bear no credit risk and that the commission and dealer manager fee rates are established jointly in a single contract, the Company concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
During the year ended December 31, 2013, the Company modified its approach with respect to revenues derived from the sale of securities purchased through fee-based advisors by reducing to zero the fees charged on sales through the RIA channel. The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7.0% selling commission the Company received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3.0%) and the 7.0% selling commission was charged against the amount invested through the RIA channel, and the Company retained the amount of the 7.0% selling commission charged against the investor’s purchase price. After the change, the Company no longer receives any selling commissions on sales through the RIA channel, but continues to retain the dealer manager fee (generally 3.0%) of the amount invested in connection with sales through the RIA channel. This modified business practice did not constitute a change in accounting policy.
Retail Commissions
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
Investment Banking Fees
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
Advisory Fees and Asset-Based Fees
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
September 30, 2014

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
Investment Fee Revenue
The Company earns management and servicing fees from the investment companies for which it serves as investment adviser. Management and servicing fees are recognized when earned and are calculated monthly or quarterly, as applicable, as a percentage of the aggregate net assets of the funds under management.
Transaction and Other Fees
The Company charges transaction fees for executing transactions on client accounts. Transaction-related charges are recognized on a trade-date basis. Other fee revenue includes fees charged to clients such as individual retirement account maintenance fees, margin interest and confirmation fees, as well as fees charged to financial advisors for contracted services such as affiliation and transaction fees. Other fees are recognized as earned.
Other Revenues
Other revenues include changes in the fair value of the Company’s derivatives contracts, the deferred compensation plan investments and trading securities. See Notes 4 and 10 for more information.
Share-Based Compensation
The Company grants restricted stock awards to certain employees under the RCS Capital Corporation Equity Plan (the “RCAP Equity Plan”) which provides for the grant of stock options, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other equity-based awards which are subject to forfeiture until vested. The Company recognizes the expense in internal commissions, payroll and benefits expense in the consolidated statement of income on a straight-line basis for these awards over the vesting period that ranges from 3 to 5 years based on grant date fair value of the awards.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

On June 10, 2014, RCAP Holdings and RCAP Equity, LLC, as the holders of 68.97% of the combined voting power of the Company’s outstanding common stock, approved the Company’s 2014 Stock Purchase Program (the “Stock Purchase Program”). The Stock Purchase Program became effective on June 30, 2014. The purpose of the Stock Purchase Program is to enable select employees, financial advisors and executive officers of the Company and its affiliates and of subsidiaries of the Company that are part of the Company’s retail advice platform (“Eligible Individuals”) to acquire proprietary interests in the Company through the ownership of Class A common stock. The Stock Purchase Program is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and any warrants granted under the Stock Purchase Program are not intended to qualify as “incentive stock options” under Section 422 of the Code. Up to 4,000,000 shares of Class A common stock may be sold to Eligible Individuals or may be issued under warrants granted under the Stock Purchase Program. The Company recognizes the expense in internal commissions, payroll and benefits expense in the consolidated statement of income on a straight line basis over the three-year vesting period based on the grant date fair value of warrants issued to employees. For warrants issued to non-employees, the Company remeasures the fair value at each reporting date and the amortization of the expense is adjusted accordingly and recognized over the remaining vesting period.
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
Income Taxes
The Company files federal and state income tax returns. Realty Capital Securities, ANST and RCS Advisory were treated as disregarded entities up to the date of the subsidiary reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes through the date of the amendment to the Exchange Agreement (August 5, 2014). All income and expense earned by Realty Capital Securities, ANST and RCS Advisory flowed through to their owner through the date of reorganization. The Company was a 9.4% owner of these partnerships from the date of the subsidiary reorganization on June 10, 2013 through the date of the Restructuring Transactions (February 11, 2014). From the date of the Restructuring Transactions (February 11, 2014) through the date of the amendment to the Exchange Agreement (August 5, 2014), the Company was an owner of all but a de minimis amount of these partnerships. As part of the amendment to the Exchange Agreement, no more Class B Units in any of Realty Capital Securities, ANST and RCS Advisory are outstanding and 100% of the voting and economics interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A units resulting in Realty Capital Securities, ANST and RCS Advisory being treated as disregarded entities. Income tax expense from operations and investments of Realty Capital Securities, ANST and RCS Advisory is not incurred by Realty Capital Securities, ANST and RCS Advisory but is reported by their owner(s). Hatteras, SK Research, J.P. Turner, StratCap and Trupoly are generally treated as disregarded tax entities post-acquisition. Summit, Cetera, First Allied, ICH and other entities will likely join in a newly formed consolidated group.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Reportable Segments
During the second quarter of 2014, the Company’s internal reporting was revised and is now organized into six segments as follows:

•
Independent Retail Advice, which is comprised of Cetera, Summit, J.P. Turner, First Allied and ICH (following the completion of the VSR and Girard acquisitions, this segment will also include VSR and Girard)

•	Wholesale Distribution, which is comprised of Realty Capital Securities, excluding its investment banking division, and StratCap

•
Investment Banking, Capital Markets and Transaction Management Services, which is comprised of the investment banking division of Realty Capital Securities, RCS Advisory and ANST (following the completion of the Docupace acquisition, this segment will also include Docupace)

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company assumes all transfers occur at the beginning of the quarterly reporting period in which they occur. For the nine months ended September 30, 2014 and September 30, 2013 there were no transfers between Levels 1, 2 and 3.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Cash equivalents include money market mutual fund instruments, which are short term in nature with readily determinable values derived from active markets. Mutual funds, substantially all deferred compensation plan investments and publicly traded securities with sufficient trading volume are fair valued by management using quoted prices for identical instruments in active markets. Accordingly, these securities are primarily classified within Level 1. Government bonds, U.S. Treasury securities, corporate bonds, certificates of deposit and mutual funds in the deferred compensation plan are fair valued by management using references to prices for similar instruments, quoted prices or recent transactions in less active markets and these securities are primarily classified within Level 2. The Company’s free-standing and embedded derivative contracts are not traded on an exchange. Consequently, the fair value was determined by a third-party valuation company and reviewed by the Company based on a Monte Carlo simulation that incorporates assumptions including duration, probability of redemption, the volatility of the market price of Class A common stock, the risk free rate of interest and the discount rate. The derivative contracts are classified as Level 3 in the Company’s fair value hierarchy.
The fair value of the Company’s investments in private equity funds is based on the net asset value (“NAV”) as a practical expedient since there is no readily available market. Adjustments to the NAV would be considered if it was probable that the private equity funds would be sold at a value materially different than the reported NAV. The private equity funds do not have notice periods, or restrictions on redemptions. The private equity funds primarily invest in nonpublic companies and other private equity funds, and distributions from will be received as the underlying investments of the funds are liquidated. The Company also holds an investment in a REIT whose fair value is based on NAV. Accordingly, investments in private equity funds and the REIT are classified as Level 3 in the Company’s fair value hierarchy.
Pursuant to the terms of the related purchase agreements, the Company is obligated to pay contingent consideration to the sellers of J.P. Turner, Hatteras and StratCap and contingent consideration related to acquisitions made by First Allied prior to its acquisition by RCAP Holdings in September 2013. As of September 30, 2014, the Company estimated the fair value of future payments of contingent consideration to be $138.3 million. See Note 3 for more information. As of December 31, 2013, the Company had an estimated $2.2 million in contingent consideration related to acquisitions made by First Allied.
The Company estimated the fair value of the contingent consideration at the close of the transactions using discounted cash flows. The fair value of the contingent consideration was based on financial forecasts determined by management that included assumptions about growth in assets under administration, assets under management, earnings, financial advisor retention and discount rates. The financial targets are sensitive to financial advisor retention, market fluctuations and the ability of financial advisors to grow their businesses. The Company evaluates the actual progress toward achieving the financial targets quarterly and adjusts the estimated fair value of the contingent consideration based on the probability of achievement, with any changes in fair value recognized in earnings. Accordingly, the contingent consideration is classified as Level 3 in the Company’s fair value hierarchy.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The Company’s fair value hierarchy for those assets measured at fair value on a recurring basis by product category as of September 30, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$104,622	$—	$—		$104,622
Securities segregated under federal and other regulations:
U.S. treasury securities	—	19,009	—		19,009
Available-for-sale securities:
Mutual funds	11,193	—	—		11,193
Total available-for-sale	11,193	—	—		11,193
Trading securities:
Equity securities	175	—	—		175
Mutual funds	8,783	—	—		8,783
Certificate of deposits	39	15	—		54
U.S. government bonds	2	10	—		12
State and municipal bonds	541	254	—		795
Corporate bonds	20	50	—		70
Other	—	—	476		476
Total trading securities	9,560	329	476		10,365
Deferred compensation plan investments:
Money market fund	4,676	—	—		4,676
International global funds	15,878	—	—		15,878
U.S. equity funds	46,307	—	—		46,307
U.S. fixed-income funds	12,752	—	—		12,752
Mutual funds	—	2,586	—		2,586
Total funds securities	79,613	2,586	—		82,199
Prepaid expenses and other assets - oil and gas interests	—	—	333		333
Total	$204,988	$21,924	$809		$227,721

Liabilities:
Derivative contracts	$—	$—	$132,025	(1)	$132,025
Other liabilities:
Equity securities	238	—	—		238
Mutual funds and unit investment trusts	9	—	—		9
State and municipal government obligations	131	—	—		131
Corporate and other debt	20	—	—		20
Certificates of deposit	68	—	—		68
Contingent consideration	—	—	108,056	(2)	108,056
Total	$466	$—	$240,081		$240,547
_____________________
(1) Includes $14.2 million of derivatives classified in long-term debt.
(2) Excludes deferred payments.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The Company’s fair value hierarchy for those assets measured at fair value on a recurring basis by product category as of December 31, 2013 are as follows (in thousands):

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
The following table presents changes during the nine months ended September 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities in the statement of financial condition as of September 30, 2014 (in thousands):

	Fair value as of December 31, 2013	Net realized and unrealized gains and (losses)	Purchases	Issuances and accretions	Settlements	Fair value as of September 30, 2014
Assets:
Trading securities- other	$—	$(1)	$477	$—	$—	$476
Prepaid expenses and other assets - oil and gas interests	—	—	372	—	39	333
Total	$—	$(1)	$849	$—	$39	$809

Liabilities:
Derivative contracts	$—	$30,589	$—	$162,614	$—	$132,025
Contingent consideration	2,180	(4,129)	12,868	102,095	13,216	108,056
Total	$2,180	$26,460	$12,868	$264,709	$13,216	$240,081
The realized and unrealized gains and losses on derivative contracts and contingent consideration are included in other revenues and other expenses, respectively, in the consolidated statements of income.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2014 (dollars in thousands):

	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$119	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$333	Discounted cash flows	10% discount rate

Liabilities:
Derivative contracts	$132,025	Monte Carlo
Inputs for convertible notes and convertible preferred stock respectively:
- Duration: 7.09 years, perpetual
- Discount factor: 55.0%, 55.0%
- Volatility: 30%, 30%
- Risk free rate of interest: 2.23%, 3.2%
- Discount rate: 11.23%, 14.2%

Inputs for the put option:
- Volatility: 30%
- Exercise date: June 10, 2033
- Risk free rate: 2.94%

Contingent consideration	$108,056	Discounted cash flow
J.P. Turner:
- Probability exceeding percentage threshold: 55.4% to 100%
- Present value factor: 0.68 to 0.91

Hatteras:
- Projected earnings: $11.4 million to $20.0 million, December 31, 2016 and 2018, respectively
- Discounted rates based on the estimated weighted average cost of capital (WACC): 0.482 to 0.671

StratCap:
- Projected earn-out payments: EBITDA multiples for 2015 and 2016.
- Present value factor: 0.613 to 0.754
- Probability adjustment: 25.0%, 50%, 25.0% for Low Case, Base Case, and High Case, respectively.

The following table presents information related to the Company’s investments in private equity funds that calculate NAV per share as of September 30, 2014. For these investments, which are measured at fair value on a recurring basis, the Company used the NAV per share as a practical expedient to measure fair value (in thousands):

	Investment Category Includes	Fair Value Using Net Asset Value Per Share	Unfunded Commitments
Trading securities- other- private equity	Investments in private equity funds	$119	$9
Trading securities- other- REIT	Investment in a REIT	357	—
The following table presents information about the carrying values and fair values by fair value hierarchy for convertible notes, convertible preferred stock, and first and second lien term loan facility where the ending balance was carried at amortized cost as of September 30, 2014. There were no such instruments as of December 31, 2013.

		Fair Value
	Carrying value	Level 1	Level 2	Level 3
Convertible notes	$60,512	$—	$—	$84,525
Convertible preferred stock	275,510	—	—	137,110
First lien term facility	562,576	—	—	569,232
Second lien term facility	147,845	—	—	152,250
Total	$1,046,443	$—	$—	$943,117
The Company estimated the fair value of the convertible notes and convertible preferred stock at the close of the period using the conversion price, conversion period, equity volatility, risk-free rate, credit spread, and discount rate as the primary inputs. The convertible notes and convertible preferred stock are classified as Level 3 in the Company’s fair value hierarchy. The fair value of the Company’s first and second lien term debt facilities were determined based upon indicative market data obtained from a third party that makes markets in these financial instruments. As of September 30, 2014, the first and second lien term debt facilities were classified as Level 3 of the fair value hierarchy due to a lack of adequate observable market activity related to these financial instruments.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

5. Available-for-Sale Securities
The following table presents information about the Company’s available-for-sale securities as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair value at December 31, 2013	Purchases(1)	Sales	Realized Gains	Unrealized Gains	Fair value at September 30, 2014	Cost
Mutual funds	$8,528	$11,225	$9,013	$171	$282	$11,193	$11,420
_____________________
(1) Includes $0.1 million of purchases under dividend reinvestment programs.
The following table presents information about the Company’s available-for-sale securities as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Fair value at December 31, 2012	Purchases	Sales	Realized Losses	Unrealized Losses	Fair value at September 30, 2013	Cost
Mutual funds	$—	$10,000	$1,000	$59	$345	$8,596	$8,941
6. Notes Receivable
The Company loans money to certain of its financial advisors under two types of promissory note agreements, which bear interest at various rates and have various maturities. Such agreements include forgivable notes and payback notes. Management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the financial advisor and the Company’s historical experience in collecting on such transactions.
Payback notes are promissory notes extended primarily to financial advisors with the obligation to pay back the principal and accrued interest.
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
The Company’s notes receivable for the nine months ended September 30, 2014 and the year ended December 31, 2013, were as follows (in thousands):

	September 30, 2014	December 31, 2013
Beginning balance	$13,270	$8,547
Originated loans	15,116	5,636
Acquired loans	43,108	—
Collections	(4,421)	(363)
Forgiveness/amortization	(5,402)	(573)
Accretion	3,815	6
Allowance	(556)	17
Ending balance	$64,930	$13,270
As of September 30, 2014, notes receivable included $21.2 million of forgivable loans and $43.7 million of payback loans. As of December 31, 2013, notes receivable included $11.1 million of forgivable loans and $2.2 million of payback loans. All of the Company’s outstanding notes receivable as of December 31, 2013 relate to First Allied.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table presents the Company’s allowance for uncollectible amounts due from financial advisors for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Beginning balance	$424	$441
Provision for bad debt	845	—
Charge off - net of recoveries	(289)	(17)
Total change	556	(17)
Ending balance	$980	$424
7. Fixed Assets
The Company’s fixed assets as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Office furniture and equipment	$3,137	$1,007
Computer software and hardware	18,758	854
Leasehold improvements	2,609	372
Total fixed assets	24,504	2,233
Less: Accumulated depreciation and amortization	3,057	350
Fixed assets - net	$21,447	$1,883
For the three and nine months ended September 30, 2014 the Company recorded $1.2 million and $3.2 million, respectively, in depreciation and amortization expense. For the three and nine months ended September 30, 2013 the Company recorded $0.01 million and $0.1 million, respectively, in depreciation and amortization expense.
8. Goodwill and Intangible Assets
The Company’s indefinite-lived intangible assets are comprised of a distribution network of RIAs and broker-dealers. The Company’s goodwill and intangible assets as of December 31, 2013 relate to First Allied. The following table presents the Company’s goodwill and intangible assets net of accumulated amortization as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
Goodwill	$475,261		$79,986
Indefinite-lived intangible assets	3,210	(1)	—
Finite-lived intangible assets:
Financial advisor relationships	989,410		69,698
Sponsor relationships	111,954		—
Trade names	63,917		—
Investment management agreements	46,407		—
Customer relationships	11,579		12,409
Non-competition agreements	6,472		898
Intellectual property and internally developed software	16,517		—
Total intangible assets	1,249,466		83,005
Total goodwill and intangible assets	$1,724,727		$162,991
_____________________
(1) As of June 30, 2014, the Company classified trade names as an indefinite-lived intangible asset. The Company finalized its assessment of the useful life of the trade names and concluded that they were finite-lived rather than indefinite-lived intangible assets. The remaining indefinite-lived intangible assets are comprised of a distribution network of RIAs and broker-dealers.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Goodwill associated with each acquisition is allocated to the segments, based on how the Company manages its segments. The following table presents the goodwill by segment (in thousands):

	September 30, 2014	December 31, 2013
Independent Retail Advice	$432,202	$79,986
Wholesale Distribution	26,956	—
Investment Management	15,348	—
Corporate and Other	755	—
Total goodwill	$475,261	$79,986
The following table presents the change in the carrying amount of goodwill from December 31, 2013 to September 30, 2014 (in thousands):

	Balance as of December 31, 2013	Acquisitions	Subsequent Adjustments (1)		Balance as of September 30, 2014
First Allied acquisition	$79,986	$—	$—		$79,986
Cetera acquisition	—	259,646	30,929	(2)	290,575
Summit acquisition	—	28,997	(5,983)	(3)	23,014
J.P. Turner acquisition	—	11,265	1,178	(4)	12,443
Hatteras acquisition	—	15,348	—		15,348
ICH acquisition	—	26,184	—		26,184
Trupoly acquisition	—	755	—		755
StratCap acquisition	—	26,956	—		26,956
Total goodwill	$79,986	$369,151	$26,124		$475,261
____________________
(1) The Company allocates the purchase price of acquired entities to identifiable goodwill and intangible assets acquired based on their respective fair values. The Company has engaged independent appraisal experts to conduct the purchase price allocation; therefore, information regarding the amount, types of and useful lives of the intangibles, and consequently goodwill, are being finalized.
(2) During the three months ended September 30, 2014, Cetera’s goodwill increased $30.9 million due to additional information with respect to the preliminary acquisition date fair value of certain assets, specifically internally developed software, notes receivable and intangible assets. Additionally, the Company finalized its assessment of the useful life of the trade name and concluded that it was 30 years rather than indefinite. Accordingly, the Company recorded a deferred tax liability of $23.8 million with a related increase in Goodwill.
(3) During the three months ended September 30, 2014, Summit’s goodwill decreased $6.5 million due to additional information with respect to the preliminary acquisition date of the deferred tax liability. Additionally, the Company finalized its assessment of the fair value of the notes receivable resulting in a $0.5 million write-down.
(4) During the three months ended September 30, 2014, the Company’s total consideration for J.P. Turner increased $1.2 million due to additional information with respect to the terms of the purchase agreement, resulting in an increase to the goodwill.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Intangible Assets
The components of intangible assets as of September 30, 2014 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,022,853	$33,443	$989,410
Sponsor relationships	9	113,000	1,046	111,954
Trade names	29	64,892	975	63,917
Investment management agreements	12	47,390	983	46,407
Customer relationships	12	12,686	1,107	11,579
Non-competition agreements	2	9,748	3,276	6,472
Intellectual property and internally developed software	7	17,222	705	16,517
Total finite-lived intangible assets		1,287,791	41,535	1,246,256
Indefinite-lived intangible assets	N/A	3,210	N/A	3,210
Total intangible assets		$1,291,001	$41,535	$1,249,466
The components of intangible assets as of December 31, 2013 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$71,185	$1,487	$69,698
Customer relationships	13	12,686	277	12,409
Non-competition agreements	2	1,026	128	898
Total finite-lived intangible assets		$84,897	$1,892	$83,005
Total amortization expense for finite-lived intangible assets was $24.1 million and $39.6 million for the three and nine months ended September 30, 2014, respectively. Total amortization expense for finite-lived intangible assets was $0.1 million for each of the three and nine months ended September 30, 2013. Future amortization expense is estimated as follows (in thousands):

12 Months Ended September 30,
2014	$101,662
2015	97,295
2016	97,114
2017	97,015
2018	96,316
Thereafter	756,854
Total	$1,246,256
Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. A substantial portion of the goodwill and intangible assets relate to acquisitions that closed during 2014. As a result, the carrying value of goodwill and intangible assets as of September 30, 2014 closely approximates fair value. Unobservable inputs considered in determining fair value at the acquisition date include the estimate and probability of future revenues attributable to financial advisors and retention rates which were used to derive economic cash flows that are present valued at an appropriate rate of return over their respective useful lives.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

9. Long-Term Debt
Concurrently with the closing of the Cetera acquisition on April 29, 2014, the Company entered into the Bank Facilities: a $575.0 million senior secured first lien term loan facility, a $150.0 million senior secured second lien term loan facility and a $25.0 million senior secured first lien revolving credit facility.
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
On April 29, 2014, the Company also issued $120.0 million aggregate principal amount of convertible notes in a private placement. The convertible notes are senior unsecured obligations that are effectively subordinate to the Bank Facilities, which are secured facilities, and any refinancing thereof. The convertible notes are convertible in $1,000 increments at the option of the holder, to the extent permitted by the Bank Facilities, into shares of Class A common stock, at a conversion price equal to $21.18 per share of Class A common stock, subject to adjustment.
Additionally, the Company also assumed $32.0 million in debt when it acquired First Allied. First Allied entered into an $18.0 million loan facility with Fifth Third Bank on November 1, 2011, of which $12.0 million was a term loan (the “FA Term Loan”) and $6.0 million is a revolving line of credit (the “FA Revolver”). The FA Revolver is also available for letters of credit. The FA Term Loan was amended and increased by $20.0 million to $32.0 million on January 2, 2013 in order to facilitate the purchase of Legend Group Holdings LLC. On July 28, 2014, the First Allied outstanding indebtedness including the FA Term Loan, the FA Revolver, unpaid interest and fees totaling $32.0 million was repaid by the Company as required by the terms of the Bank Facilities.
The Company also assumed $2.0 million in subordinated debt when it acquired ICH. The subordinated borrowings are covered by an agreement with ICH’s clearing firm approved by FINRA on March 8, 2013 and are thus available for computing net capital under the SEC’s uniform net capital rule. To the extent that such borrowings are required for ICH’s continued compliance with minimum net capital requirements, they may not be repaid. The subordinated borrowings mature on March 8, 2016.
The following table presents the Company’s long-term borrowings as of September 30, 2014 and December 31, 2013 and their contractual interest rates (dollars in thousands):

	September 30, 2014			December 31, 2013
	Balance		Interest Rate	Balance		Interest Rate
First lien term facility	$562,576		6.50%	$—
Second lien term facility	147,845		10.50%	—
Convertible notes	74,716	(1)	5.00%	—
Subordinated borrowings	2,000		8.25%	—
Other	—			33,302	(2)	2.42%
Total borrowings	787,137			33,302
Less: Current portion of borrowings	36,869			3,200
Total long-term debt, net of current portion	$750,268			$30,102
_____________________
(1) The Company’s convertible notes balance includes the fair value of the compound derivative of $14.2 million.
(2) The Company’s long-term borrowings as of December 31, 2013 relate to First Allied, of which, $28.8 million was outstanding under the FA Term Loan and $4.5 million was outstanding under the FA Revolver.
As of September 30, 2014, no amounts were outstanding under the senior secured first lien revolving facility (other than the backstop). This revolving facility has a term of three years and an initial interest rate equal to LIBOR plus 5.50% per annum, which may be reduced to 5.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00. In the case of both term facilities and this revolving facility, LIBOR can be no less than 1.00% per annum.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table presents the contractual maturities of long-term debt, net of the current portion and inclusive of the fair value of the compound derivative of $14.2 million, as of September 30, 2014 (in thousands):

12 Months Ended September 30,
2016	$52,398
2017	63,739
2018	76,928
2019	298,932
Thereafter(1)	258,271
Total long-term debt, net of current portion	$750,268
_____________________
(1) Includes the fair value of the compound derivative of $14.2 million.
The following table presents the scheduled contractual maturities of the current portion of long-term debt as of September 30, 2014 (in thousands):

December 31, 2014	$5,663
March 31, 2015	5,668
June 30, 2015	12,797
September 30, 2015	12,741
Total current portion of long-term debt	$36,869
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
The Company’s obligations under the Bank Facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of its direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers. The Company, together with the guarantors, have pledged substantially all of their assets to secure the Bank Facilities, subject to certain exceptions. Subsidiaries that have been acquired must become guarantors and pledge their assets no later than 60 days after such acquisition.
The restricted payments covenant prohibits payment of dividends by the Company, subject to certain exceptions, including, among others, payments in an aggregate amount not to exceed a dollar cap of $10.0 million, plus a basket comprised of a portion of retained excess cash flow, returns on certain investments, and certain other amounts available to the Company under the terms of the Bank Facilities, subject to a leverage test of 1.00 to 1.00 (with respect to dividends to affiliates) and 1.25 to 1.00 (with respect to dividends to non-affiliates) and other payments not exceeding the pre-closing retained earnings amount of $11.2 million, subject to a cap and a leverage test. The Company paid cash dividends to its Class A stockholders in July 2014 (with respect to the second quarter of 2014) out of funds available to pay dividends under the exceptions referred to in the preceding sentence. At the present time, the Company does not expect to pay quarterly dividends on Class A common stock (including Class A common stock issued pursuant to restricted stock awards) or on convertible preferred stock, as the Company’s ability to pay cash dividends is restricted due to the negative covenants described above.
The convertible notes contain customary events of default and negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments (with similar, but less restrictive, exceptions as the Bank Facilities), asset dispositions, acquisitions and transactions with affiliates. The convertible notes are not redeemable by the Company prior to their maturity date without the consent of the holder of convertible notes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, AR Capital, LLC and RCAP Equity, LLC) may elect to purchase all of the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company is prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms. As of September 30, 2014, the fair value of the put right was approximately $17.2 million and was recorded in derivative contracts in the consolidated statements of financial condition. As of September 30, 2014, the call right did not have any value. The Company recorded a loss of approximately $4.4 million for the three months ended September 30, 2014 related to the put right in other revenues in the consolidated statements of income. The Company recorded a gain of approximately $4.0 million for the period from issuance to September 30, 2014 related to the put right in other revenues in the consolidated statements of income.
Embedded derivatives related to the convertible preferred stock and convertible notes
The Company’s convertible preferred stock is convertible, at the option of the holders of the Company’s convertible preferred stock, into shares of Class A common stock. The convertible features and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of September 30, 2014, the fair value of the compound derivative was approximately $100.6 million and was recorded in derivative contracts in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivatives to fair value at each reporting date and recognizes the change in fair value in the statements of income. The Company recorded a loss of approximately $19.1 million for the three months ended September 30, 2014 in other revenues in the consolidated statements of income as a result of the change in the fair value. The Company recorded a gain of approximately $16.2 million for the period from issuance to September 30, 2014 in other revenues in the consolidated statements of income as a result of the change in the fair value.
The Company’s convertible notes are convertible, at the option of the holders of the Company’s convertible notes, into shares of Class A common stock. The convertible feature and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of September 30, 2014, the fair value of the compound derivative was approximately $14.2 million and was recorded in long-term debt in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date and recognizes the change in fair value in the statements of income. The Company recorded a loss of approximately $4.4 million for three months September 30, 2014 in other revenues in the consolidated statements of income for the change in the fair value. The Company recorded a gain of approximately $10.4 million for period from issuance to September 30, 2014 in other revenues in the consolidated statements of income as a result of the change in the fair value.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
The terms of the convertible preferred stock set forth in the related certificate of designation include negative covenants relating to the issuance of additional preferred securities, amending the provisions of certificate of designation, affiliate transactions and the incurrence of indebtedness. The certificate of designation relating to the convertible preferred stock and the indenture governing the convertible notes provide that, without the advance approval of FINRA, the aggregate number of shares of Class A common stock issued upon conversion of the convertible preferred stock, upon conversion of the convertible notes or pursuant to the June 10, 2014 private offering of Class A common stock, in which the Company issued 2,469,136 shares, cannot exceed 24.9% of the number of common shares outstanding on the trading day immediately preceding the date of issuance of such Class A common stock.
In addition, the certificate of designation relating to the convertible preferred stock and the indenture governing the convertible notes provide that the aggregate number of shares of Class A common stock issued to Luxor and its affiliates (including shares of Class A common stock obtained upon conversion of the convertible preferred stock, the convertible notes or any other shares of Class A common stock otherwise beneficially owned by such entity) cannot exceed 9.9% of the number of shares of Class A common stock outstanding on the trading day immediately preceding the date of issuance of shares of Class A common stock upon conversion. This provision can be waived by Luxor and its affiliates on 65 days’ notice to the Company.
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
During the three and nine months ended September 30, 2014, the Company declared $4.7 million and $8.0 million, respectively, in dividends on its convertible preferred stock. The Company paid cash dividends to the convertible preferred shareholders of $3.3 million on July 10, 2014, and $4.7 million on October 9, 2014.
The Company also recognized a deemed dividend of $194.8 million in connection with the issuance of the convertible preferred stock. This deemed dividend represents the difference between redemption value of the convertible preferred stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders.
During the nine months ended September 30, 2014 the Company recorded a deemed dividend on its convertible preferred stock. See Note 15 for more information.
12. Stockholders’ Equity
As of September 30, 2014, the Company had the following classes of common stock and non-controlling interest:
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
September 30, 2014

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
On June 10, 2014, the Company issued 2,469,136 shares of Class A common stock at the public offering price of $20.25 per share to Luxor in a private offering.
During 2014, the Class A common stock issued as consideration in connection with the acquisitions of Summit, J.P. Turner, First Allied, ICH, Trupoly and StratCap was 498,884 shares, 239,362 shares, 11,264,929 shares, 2,027,966 shares (2,029,261 shares issued on July 11, 2014, of which 1,295 shares were subsequently canceled on October 6, 2014 as an adjustment to the final consideration), 33,652 shares and 464,317 shares, respectively. See Note 2 for more information.
During the nine months ended September 30, 2014, the Company granted 2,366,703 shares, net of forfeitures, of its Class A common stock in the form of restricted stock awards under the RCAP Equity Plan. See Note 13 for more information.
On September 30, 2014, the Company issued 727,050 shares of its Class A common stock and 242,350 warrants to purchase shares of Class A common stock under the Stock Purchase Program. See Note 13 for more information.
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
On June 17, 2014, the Company’s Board of Directors authorized and the Company declared a cash dividend for the quarter ended June 30, 2014 for its Class A common stock. The cash dividend was paid on July 10, 2014 to record holders of Class A common stock at the close of business on June 30, 2014 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the first quarter of 2014. At the present time, the Company does not expect to pay quarterly dividends on Class A common stock (including Class A common stock issued pursuant to restricted stock awards) or on convertible preferred stock, as the Company’s ability to pay cash dividends is restricted due to negative covenants in the Bank Facilities. See Note 9 for more information.
Class B common stock. As of September 30, 2014, RCAP Holdings owns the sole outstanding share of Class B common stock, which entitles it to one vote more than 50% of the voting rights of the Company, and thereby controls the Company. Class B common stockholders have no economic rights (including no rights to dividends and distributions upon liquidation).
LTIP Units. On April 28, 2014, the 2013 Manager Multi-Year Outperformance Agreement (the “OPP”) was amended (the “Amended OPP”) which resulted in RCS Capital Management earning 310,947 LTIP Units and forfeiting 1,014,053 LTIP Units. Immediately prior to the acquisition by Luxor of an interest in RCS Capital Management, RCS Capital Management distributed its 310,947 earned LTIP Units to its then current members, each of whom is also a member of RCS Holdings. As of September 30, 2014, the interests of the LTIP Units were included in non-controlling interest. See Note 19 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

13. Equity-Based Compensation
RCAP Equity Plan
The RCAP Equity Plan provides for the grant of stock options, stock appreciation rights, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include grants of shares of Class A common stock in payment of the amounts due under a plan or arrangement sponsored or maintained by the Company or an affiliate, including the Amended OPP) to individuals who are, as of the date of grant, non-executive directors, officers and other employees of the Company or its affiliates, to certain advisors or consultants of the Company or any of its affiliates who are providing services to the Company or the affiliate, or, subject the Services Agreement (as defined below) remaining in effect on the date of grant, to RCS Capital Management, an entity under common control with RCAP Holdings, and individuals who are, as of the date of grant, employees, officers or directors of RCS Capital Management or one of its affiliates. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan was initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a diluted basis) at any time following such increase (subject to the registration of the increased number of available shares). Pursuant to a Registration Statement on Form S-8 filed on February 19, 2014, a total of 2,649,999 shares of Class A common stock may be granted pursuant to awards under the RCAP Equity Plan. Subject to the filing of a registration statement on Form S-8 with respect to shares of Class A common stock that became available subsequent to February 19, 2014, an additional 6,245,778 shares could become available for grant under the RCAP Equity Plan.
The following table details the restricted shares activity during the nine months ended September 30, 2014:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period (years)
Unvested, December 31, 2013	—	$—	$—	—
Granted	2,368,203	33.39	79,074	3.82
Less: vested	52,772	25.63	1,353	N/A
Less: forfeited	1,500	32.33	48	4.00
Unvested, September 30, 2014	2,313,931	$33.57	$77,673	3.82
During the nine months ended September 30, 2014, the Company granted 175,179 restricted stock awards, net of forfeitures, to certain employees of related parties under the RCAP Equity Plan with a weighted average grant date fair value of $36.63. During the nine months ended September 30, 2014, no shares granted to employees of related parties have vested. The Company recognized the entire charge of $6.4 million for these restricted stock awards immediately in retained earnings as a dividend with an offset to additional paid-in capital. The amounts in excess of retained earnings was adjusted to additional paid-in capital to ensure that retained earnings was not reduced below zero due to the restricted stock awards. The restricted stock awards have rights to non-forfeitable dividends for which the Company recognized $0.1 million for the nine months ended September 30, 2014.
A related party also granted restricted stock awards (of the related party’s stock) to certain employees of the Company for services provided by Company employees on behalf of such related party. The expenses related to this share-based compensation for the three and nine months ended September 30, 2014 was recorded in internal commissions, payroll and benefits expense in the consolidated statement of income. The Company re-measures the fair value of the awards at each reporting date based on the related party’s stock price, at which time the amortization of the award is adjusted.
The following table details the expense activity, which is included in internal commissions, payroll and benefits expense in the consolidated statements of income, related to restricted share grants during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expense recognized for restricted shares of Class A common stock granted to RCAP employees	$4,646	$—	$11,117	$—
Expense recognized for related party restricted share grants to RCAP employees	218	—	2,745	—
Total share based compensation expense	$4,864	$—	$13,862	$—

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table details the restricted shares activity related to shares of a related party granted to RCAP employees during the nine months ended September 30, 2014:

	Shares of Restricted Common Stock of a Related Party	Weighted-Average Fair Value Per Share	Aggregate Value (in thousands)	Weighted-Average Vesting Period (years)
Unvested, December 31, 2013	—	$—	$—	—
Granted	512,430	12.56	6,436	4.05
Less: vested	143,805	13.83	1,989	N/A
Less: forfeited	—	—	—	—
Unvested September 30, 2014	368,625	$12.06	$4,447	4.05
FA RSU Plan
439,356 restricted units were issued to certain employees under the FA RSU Plan to provide for the grant of phantom stock in connection with the acquisition of First Allied by RCAP Holdings. Pursuant to the terms of the FA RSU Plan, phantom stock vests equally on each of the first three anniversaries of the acquisition of First Allied by RCAP Holdings, which occurred on September 25, 2013. The first tranche of restricted units that vested on September 25, 2014 had a non-fluctuating value of $20.00 per unit and were settled by a $2.8 million payment made by the Company in cash in October 2014. The restricted units of the second and third tranches each represent one phantom share of Class A common stock and can be settled in either shares of the Class A common stock or a then equivalent amount of cash, at the Company’s option. As of September 30, 2014, there were 279,404 unvested units outstanding.
The FA RSU Plan is being accounted for on the liability method with the first tranche expensed ratably over the first vesting period. The second and third tranche will be expensed over the second and third vesting periods, respectively, based on the current fair market value of the Class A common stock. For the three and nine months ended September 30, 2014, the Company recorded $0.8 million and $2.2 million, respectively, of stock based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of income. For the three and nine months ended September 30, 2013, the Company recorded $0.04 million, of stock-based compensation pursuant to the FA RSU Plan.
Stock Purchase Program
The Stock Purchase Program enables Eligible Individuals to acquire proprietary interests in the Company through the ownership of Class A common stock. Subject to the terms and conditions of the Stock Purchase Program, Eligible Individuals have the opportunity to elect to purchase shares of Class A common stock and will automatically be granted one warrant to purchase one share of Class A common stock for each three shares purchased. Any warrants granted under the Stock Purchase Program have an exercise price equal to the closing price of the Class A common stock on the date of grant and will become vested on the third anniversary of the date of grant subject to the Eligible Individuals’ continued service through the vesting date. The Program is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and any warrants granted under the Program are not intended to qualify as “incentive stock options” under Section 422 of the Code. Up to 4,000,000 shares of Class A common stock may be sold to Eligible Individuals or may be issued under warrants granted under the Program. On September 30, 2014, 727,050 shares of Class A common stock were purchased by Eligible Individuals at a price of $22.52 per share and 242,350 warrants were granted under the Program.
Each warrant granted on September 30, 2014 gives the holder the right to purchase one share of Class A common stock at an exercise price of $22.52 and will vest and become exercisable, subject to continuous service from the grant date, on September 30, 2017. Such warrants may be exercised by the holder until the earliest of the 30th day following the date the holder’s service is terminated for any reason other than for cause and September 30, 2024. Upon a termination of service for any reason, all outstanding unvested warrants held by a warrant holder will expire and terminate immediately. Upon a termination of service for cause, all outstanding warrants, vested or unvested, held by a warrant holder will expire and terminate immediately. As of September 30, 2014, the grant date fair value of the warrants using a Black-Scholes option pricing model was $9.83 assuming a volatility of 30.00%, a risk-free rate of interest of 2.23% and a dividend yield of 0.00%.
14. Income Taxes
As of September 30, 2014, the Company had a net deferred tax liability of $315.5 million primarily related to intangible assets as a result of the purchase price accounting from the recent acquisitions. As of December 31, 2013, the Company had a net deferred tax liability of $23.6 million which primarily related to purchase price accounting from the acquisition of First Allied.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

For the nine months ended September 30, 2014, the effective tax rate was 18.4%. The effective tax rate differs from the federal statutory rate of 35% primarily as a result of certain mark-to-market adjustments on financial instruments which are not subject to income taxes.
The Company believes that, as of September 30, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of September 30, 2014.
The Company will file tax returns in the U.S. federal and various state jurisdictions. The Company will be open to audit under the statute of limitations by the Internal Revenue Service for its 2011 through 2014 tax years. The Company or its subsidiaries’ state income tax returns will be open to audit under the statute of limitations for 2010 to 2014.
15. Earnings Per Share
The Company computes earnings per share using the two-class method which requires that all earnings be allocated to each class of common stock and any participating securities. LTIP Units, unvested restricted shares of Class A common stock, shares issuable under the second and third tranches of the FA RSU Plan and convertible preferred stock, each of which contain non-forfeitable rights to dividends, are considered participating securities. Other potentially dilutive common shares including incremental restricted shares as calculated under the treasury stock method, shares issuable under the terms of Luxor’s put option under the put/call agreement as calculated under the if-converted method, shares issuable under the terms of the convertible notes and convertible preferred stock as calculated under the if-converted method, shares contingently issuable as consideration for the acquisitions of J.P. Turner, Trupoly and StratCap and outstanding warrants issued under the Stock Purchase Program are considered when calculating diluted EPS. Basic and diluted earnings per share for the three and nine months ended September 30, 2014 were calculated assuming that the 11,264,929 shares issued on June 30, 2014 in connection to the closing of the First Allied acquisition were outstanding for the entire period. Basic and diluted earnings per share for the three and nine months ended September 30, 2013 were calculated assuming that the 2,500,000 shares issued on June 10, 2013 in connection to the IPO were outstanding for the entire period and the 11,264,929 shares issued on June 30, 2014 in connection to the closing of the First Allied acquisition were outstanding beginning on September 25, 2013.
The following tables present the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended September 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic and diluted earnings:
Net loss attributable to Class A common stockholders (1)	$(36,994)	62,906,270	$(0.59)
_____________________
(1) Included in net loss attributable to common stock are cash dividends of $4.7 million declared to convertible preferred shareholders.

	Three Months Ended September 30, 2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net income attributable to the Company	$559	3,234,669	0.17
Allocation of earnings to participating securities:
Allocation of earnings to unvested FA RSU holders	(1)	—	—
Basic and diluted earnings:
Net income attributable to Class A common stockholders	$558	3,234,669	$0.17

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

	Nine Months Ended September 30, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net loss attributable to Class A common stockholders (1)	$(183,570)	44,388,158	$(4.14)
Allocation of earnings to participating securities:
Allocation of earnings to unvested RSU holders	(729)	—	(0.01)
Basic and diluted earnings:
Net loss attributable to Class A common stockholders	$(184,299)	44,388,158	$(4.15)
_____________________
(1) Included in net loss attributable to common stock are a deemed dividend of $194.8 million and cash dividends of $8.0 million declared to convertible preferred shareholders. The deemed dividend represents the difference between redemption value of the convertible preferred stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders.

	Nine Months Ended September 30, 2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings:
Net income attributable to Class A common stockholders	$761	3,098,138	$0.25
Effect of dilutive securities:
Restricted units produced in hypothetical buy back of FA RSUs	—	2,432	—
Diluted earnings:
Net income attributable to Class A common stockholders	$761	3,100,570	$0.25
For the three months ended September 30, 2014 the Company excluded the LTIP Units, incremental restricted shares, shares issuable under the terms of the convertible notes and the convertible preferred stock, shares issuable under the second and third tranches of the FA RSU plan, shares contingently issuable as consideration for the acquisitions of J.P. Turner, Trupoly and StratCap and outstanding warrants issued under the Stock Purchase Program from the calculation of diluted earnings per share as the effect was antidilutive. For the nine months ended September 30, 2014 the Company excluded the LTIP Units, shares issuable under the terms of the convertible notes and the convertible preferred stock, shares issuable under the second and third tranches of the FA RSU plan, shares contingently issuable as consideration for the acquisitions of J.P. Turner, Trupoly and StratCap and outstanding warrants issued under the Stock Purchase Program from the calculation of diluted earnings per share as the effect was antidilutive. For the three and nine months ended September 30, 2013 the Company excluded shares of Class B common stock from the calculation of diluted earnings per share as the effect was antidilutive.
16. Off-Balance Sheet Risk and Concentrations
The Company is engaged in various trading, brokerage activities and capital raising with counterparties primarily including broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company’s policy to review, as necessary, the credit standing of each counterparty. As of September 30, 2014, the Company had 45% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in three related party REITs, and 93% of the total wholesale commissions and dealer manager fees receivable concentrated in five related party REITs. As of December 31, 2013, the Company had 63% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in one related party REIT, and 93% of the total commissions and dealer manager fees receivable concentrated in three related party REITs.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
17. Commitments and Contingencies
Leases — The Company leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $2.9 million and $5.8 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013 total rent expense for all operating leases was approximately $0.2 million and $0.4 million, respectively. The following table shows the future annual minimum rental payments due (in thousands):

12 Months Ended September 30,
2015	$10,630
2016	9,815
2017	9,145
2018	8,060
2019	6,320
Thereafter	24,953
Total	$68,923

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Service contracts — The Company has contracted with third parties to perform back-office processing services. The following table shows the future annual minimum payments due (in thousands):

12 Months Ended September 30,
2015	$5,675
2016	5,268
2017	3,741
2018	2,400
2019	2,400
Thereafter	1,800
Total	$21,284
Lines of credit — As of September 30, 2014, the Company had three lines of credit. The first line of credit pursuant to the Bank Facilities is for $25.0 million with no maturity date and was unfunded as of September 30, 2014. The second line of credit, which was acquired in the Cetera acquisition, is for $50.0 million with no maturity date and was unfunded as of September 30, 2014. The third line of credit, which was acquired in the ICH acquisition, is for $1.0 million with no maturity date and was unfunded as of September 30, 2014.
Private equity commitment - As of September 30, 2014, the Company had a commitment to invest up to $0.01 million in private equity funds.
Legal proceedings related to business operations— The Company and its subsidiaries are involved in legal proceedings from time to time arising out of their business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot estimate what the possible loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, directors and officers, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. As of September 30, 2014, the Company recorded legal reserves related to several matters of $9.3 million in other liabilities in the consolidated statement of financial condition.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
There are two cases that are “reasonably possible” for which we estimate the possible loss to be less than $0.1 million. These generally are arbitrations or other matters brought against various broker-dealers now owned by the Company. There are also several cases that are “reasonably possible” but for which we cannot provide a reasonable estimate. These also generally are arbitrations or other matters brought against various broker-dealers now owned by the Company.
ARCP Litigation
In connection with the Company’s November 3, 2014 announcement that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from a subsidiary of ARCP, on November 11, 2014, ARCP filed suit against the Company for specific performance, injunctive relief and other relief in the Court of Chancery of the State of Delaware and on November 12, 2014, ARCP issued a press release asserting that the Company’s termination of the agreement constituted a breach of the purchase agreement. The Company believes ARCP’s complaint is without merit and intends to vigorously defend itself. See Note 2 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Summit Litigation
Summit, its board of directors, the Company and a wholly owned subsidiary formed by our company in connection with the Summit acquisition are named as defendants in two purported class action lawsuits (now consolidated and amended) filed by alleged Summit shareholders on November 27, 2013 and December 12, 2013 in Palm Beach County, Florida challenging the Summit acquisition. These lawsuits alleged, among other things, that: (i) each member of Summit’s board of directors breached his fiduciary duties to Summit and its shareholders in authorizing the Summit acquisition; (ii) the Summit acquisition did not maximize value to Summit shareholders; and (iii) we and our acquisition subsidiary aided and abetted the breaches of fiduciary duty allegedly committed by the members of Summit’s board of directors. On May 9, 2014, the plaintiff shareholders moved for leave to file an amended complaint under seal. The amended complaint asserted claims similar to those in the original complaint, added allegations relating to the amendment of the Summit merger agreement on March 17, 2014, and also challenged the adequacy of the disclosures in the registration statement related to the issuance of shares of our Class A common stock as consideration in the Summit acquisition, the background of the transaction, the fairness opinion issued to the Summit special committee, and Summit’s financial projections. The consolidated lawsuits sought class-action certification, equitable relief, including an injunction against consummation of the Summit acquisition on the agreed-upon terms, and damages.
On May 27, 2014, the parties to the consolidated action entered into a Memorandum of Understanding setting forth their agreement in principle to settle the consolidated action and, on September 15, 2014, the parties signed a stipulation of settlement and the Company recorded a provision. The same day, plaintiffs filed a motion seeking preliminary approval of the settlement and, on October 6, 2014, the Court entered the preliminary approval order. A final approval hearing is set for January 9, 2015.
American Realty Capital Healthcare Trust Litigation
In connection with the proposed acquisition by Ventas, Inc. (“Ventas”) of all the outstanding stock of the American Realty Capital Healthcare Trust, Inc. (“ARCH”), purported shareholders of ARCH have filed multiple class action lawsuits in the Circuit Court for Baltimore City, Maryland and other jurisdictions. Two of these actions named Realty Capital Securities among others, as a defendant. The actions are: Shine v. American Realty Capital Healthcare Trust, Inc. et al filed June 13, 2014 and Abbassi, et al. v. American Realty Capital Healthcare Trust, Inc. et al.filed July 9, 2014. The actions also assert derivative claims on behalf of ARCH against Realty Capital Securities. On October 10, 2014, lead plaintiffs in the Maryland state court action filed a “Consolidated Amended Derivative and Direct Class Action Complaint,” asserting direct and derivative claims of aiding and abetting a breach of fiduciary duty against multiple defendants, including Realty Capital Securities, arising from its role providing services to ARCH in connection with the proposed acquisition of ARCH by Ventas and seek (i) to enjoin the proposed acquisition and (ii) recover damages if the proposed acquisition is completed. There have been no other material court filings involving Realty Capital Securities.
Realty Capital Securities believes that such lawsuits are without merit, but the ultimate outcome of the matter cannot be predicted with certainty. Because the lawsuits are in their early stages, neither the outcome of the lawsuits nor an estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements for the three and nine months ended September 30, 2014. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. All defendants believe that the claims are without merit and are defending against them vigorously. Additional lawsuits arising out of or related to the proposed acquisition of ARCH by Ventas may be filed in the future.
18. Net Capital Requirements
The Company’s broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of the Company’s broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of minimum net capital of the greater of $250,000 or 2% of aggregate debit items. The table below provides the net capital requirements for each of the Company’s broker-dealers as of September 30, 2014 and the net capital requirements for those broker-dealers which were either under the control of the Company or under common control as of December 31, 2013 (in thousands, except ratios and percentages).

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
September 30, 2014

	September 30, 2014	December 31, 2013
Realty Capital Securities:
Net capital	$16,167	$25,627
Required net capital	1,802	1,294
Net capital in excess of required net capital	$14,365	$24,333
Aggregate indebtedness to net capital ratio	1.67 to 1	0.76 to 1
First Allied Securities, Inc. (alternative method):
Net capital	$5,742	$4,777
Required net capital	250	250
Net capital in excess of required net capital	$5,492	$4,527
Net capital as a percentage of aggregate debit items evaluation	in compliance(1)	in compliance(1)
Legend Equities Corporation:
Net capital	$3,133	$2,684
Required net capital	211	224
Net capital in excess of required net capital	$2,922	$2,460
Aggregate indebtedness to net capital ratio	1.01 to 1	1.25 to 1
Cetera Advisor Networks LLC (alternative method)(2):
Net capital	$11,609
Required net capital	250
Net capital in excess of required net capital	$11,359
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Advisors LLC (alternative method)(2):
Net capital	$8,140
Required net capital	250
Net capital in excess of required net capital	$7,890
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Financial Specialists LLC (alternative method)(2):
Net capital	$4,113
Required net capital	250
Net capital in excess of required net capital	$3,863
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Investment Services LLC (alternative method)(2):
Net capital	$15,981
Required net capital	250
Net capital in excess of required net capital	$15,731
Net capital as a percentage of aggregate debit items	150%
Hatteras Capital Distributors, LLC(2):
Net capital	$1,051
Required net capital	5
Net capital in excess of required net capital	$1,046
Aggregate indebtedness to net capital ratio	0.05 to 1

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
September 30, 2014

	September 30, 2014	December 31, 2013
J.P. Turner & Company LLC(2):
Net capital	$3,837
Required net capital	573
Net capital in excess of required net capital	$3,264
Aggregate indebtedness to net capital ratio	2.24 to 1
Summit Brokerage Services, Inc.(2):
Net capital	$5,790
Required net capital	346
Net capital in excess of required net capital	$5,444
Aggregate indebtedness to net capital ratio	0.9 to 1
Investors Capital Corporation (alternative method)(2):
Net capital	$2,046
Required net capital	250
Net capital in excess of required net capital	$1,796
Net capital as a percentage of aggregate debit items	in compliance(1)
Advisor Direct, Inc.(2):
Net capital	$16
Required net capital	5
Net capital in excess of required net capital	$11
Aggregate indebtedness to net capital ratio	4.02 to 1
SC Distributors LLC(2):
Net capital	$1,736
Required net capital	250
Net capital in excess of required net capital	$1,486
Aggregate indebtedness to net capital ratio	1.18 to 1
_____________________
(1) The entity was determined to be in compliance as of the date stated as its net capital was in excess of the minimum $250,000.
(2) The entity was not under the control of, or under common control with, the Company as of December 31, 2013.
19. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The Company earned revenues of $223.2 million and $694.7 million for the three and nine months ended September 30, 2014, respectively, from related party products. During the three and nine months ended September 30, 2013 the Company earned revenues of $175.8 million and $561.3 million, respectively, from related party products. As of September 30, 2014 and December 31, 2013, the receivables for such revenues were $40.2 million and $49.4 million, respectively.
Pursuant to a shared services agreement, beginning on January 1, 2013, AR Capital, LLC charges Realty Capital Securities, RCS Advisory and ANST for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $1.6 million and $4.3 million for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013 the Company incurred $1.0 million and $2.5 million, respectively, for these services. As of September 30, 2014 and December 31, 2013, the payables for such expenses were $0.5 million and $0.3 million, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The Company incurs expenses directly for certain services it receives. The Company either allocates certain of these expenses to its operating subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific subsidiary are allocated to the appropriate subsidiary at 100%. Expenses that are not specific to a subsidiary are allocated on a reasonable basis, as determined by the Company its sole discretion. Interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP plan, changes in the fair value of the Company’s derivative contracts and acquisition-related expenses are not allocated to the subsidiaries. The intercompany receivables and payables for the allocated expenses are eliminated in consolidation and are settled quarterly. During the three and nine months ended September 30, 2014, the Company’s operating subsidiaries incurred $3.2 million and $10.0 million, respectively, related to such expenses. The Original Operating Subsidiaries and First Allied did not incur any such expenses for the three and nine months ended September 30, 2013. There were no expenses payable by RCAP Holdings as of September 30, 2014 and December 31, 2013.
As of September 30, 2014, RCAP Holdings, RCAP Equity and the members of RCAP Holdings and RCAP Equity owned a combined 45.52% of Class A common stock outstanding primarily obtained as a result of the Exchange Transaction and the contribution of First Allied. As of December 31, 2013, RCAP Holdings owned 2.06%, of Class A common stock outstanding. From time to time, RCAP Holdings, RCAP Equity or the members of RCAP Holdings and RCAP Equity may purchase shares of Class A common stock in the secondary market.
In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from a related party, ARC HTNEWRI001, LLC. Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the three and nine months ended September 30, 2014, the Company incurred $0.03 million and $0.1 million, respectively, in rent expense. The Company did not earn any revenue from the Crestline agreement during the three and nine months ended September 30, 2014.
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
The Company pays RCS Capital Management a quarterly fee in an amount equal to 10% of its aggregate pre-tax U.S. GAAP net income, not including the quarterly fee, calculated and payable quarterly in arrears, subject to its aggregate U.S. GAAP net income being positive for the current and three preceding calendar quarters. The Company received a waiver to exclude unrealized gains on derivatives from the calculation of the quarterly fee for the three months ended June 30, 2014.
In addition, from June 10, 2013 to February 11, 2014, the Company paid RCS Capital Management incentive fees, calculated and payable quarterly in arrears, that were based on the Company’s earnings and stock price. The incentive fee was an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company’s Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of the Company’s common stock of all the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company’s equity plan) in the previous 12-month period, and (B) 8%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee was payable with respect to any calendar quarter unless the Company’s Core Earnings for the 12 most recently completed calendar quarters is greater than zero.
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
September 30, 2014

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
The quarterly fee earned by RCS Capital Management for the nine months ended September 30, 2014 was $2.0 million, which is the expense recorded by the Company. The Company did not incur a quarterly fee for the three months ended September 30, 2014. The quarterly fee earned by RCS Capital Management for the three and nine months ended September 30, 2013 was $1.3 million and $2.0 million, respectively. The payable for such expense is included in accrued expenses - due to related parties within the accompanying consolidated statements of financial condition.
The Company did not incur an incentive fee for the three and nine months ended September 30, 2014. The incentive fee earned by RCS Capital Management for both the three and nine months ended September 30, 2013 was $0.1 million.
Amended and Restated 2013 Manager Multi-Year Outperformance Agreement. The Company entered into the OPP, as of June 10, 2013, with the Original Operating Subsidiaries and RCS Capital Management. The OPP provided a for performance-based bonus award to RCS Capital Management intended to further align RCS Capital Management’s interests with those of the Company and its stockholders.
Under the OPP, RCS Capital Management was issued LTIP Units of the Original Operating Subsidiaries that were structured as profits interests therein, with a maximum award value equal to approximately 5% of the Company’s initial market capitalization on the date of the IPO (the “OPP Cap”). In connection with the Restructuring Transaction, RCS Capital Management contributed all of its LTIP Units in the Original Operating Subsidiaries to RCS Holdings in exchange for 1,325,000 LTIP units in RCS Holdings structured as profits interests in RCS Holdings. Subject to the OPP Cap, RCS Capital Management was eligible to earn a number of LTIP Units under the OPP determined based on the Company’s level of achievement of total return to stockholders which included both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period commencing on June 4, 2013 (the “Commencement Date”), which period is referred to as the Three-Year Period, with valuation dates on which a portion of the LTIP Units up to a specified amount of the OPP Cap could be earned on the last day of each 12-month period during the Three-Year Period and the initial 24-month period of the Three-Year Period.
The Company, RCS Holdings and RCS Capital Management amended the OPP to provide that the first valuation date would be April 28, 2014 and that any LTIP Units not earned as of such date were forfeited without payment of compensation. The board determined that as of such valuation date 310,947 LTIP Units were earned the (“Earned LTIP Units”), and 1,014,053 LTIP Units were forfeited. No additional LTIP Units may be earned under the OPP. The Earned LTIP Units were distributed to the members of RCS Capital Management immediately prior to the acquisition by Luxor of an interest in RCS Capital Management.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

For the nine months ended September 30, 2014 the Company recognized $9.7 million of the OPP award. The Company did not recognize an expense related to the OPP award for the three months ended September 30, 2014 since no additional LTIP Units may be earned under the OPP. For the three and nine months ended September 30, 2013 the Company recognized $0.4 million and $0.5 million, respectively, of the OPP award. The OPP award is included in the consolidated statements of income, with an offset recorded to non-controlling interest.
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
Registration Rights Agreement. In connection with the Company’s initial public offering, the Company entered into a registration rights agreement with RCAP Holdings and RCS Capital Management pursuant to which the Company granted (i) RCAP Holdings, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act, as amended, shares of Class A common stock issuable upon exchange of the Original Operating Subsidiaries Units held or acquired by them; and (ii) RCS Capital Management, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act any equity-based awards granted to RCS Capital Management under the Company’s equity plan. Under the registration rights agreement, the shareholders party thereto have the right to request us to register the sale of its shares and also may require us to make available shelf registration statements, at such time as the Company may be eligible to file shelf registration statements, permitting sales of shares into the market from time to time over an extended period. In addition, the agreement gives the shareholders party thereto the ability to exercise certain piggyback registration rights in connection with registered offerings requested by the shareholders party thereto or initiated by us. As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock and Original Operating Subsidiaries Units except for one share of Class B common stock and one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of Class A common stock. See “Exchange Agreement.”
Exchange Agreement. RCAP Holdings entered into the Exchange Agreement with the Company under which RCAP Holdings has the right, from time to time, to exchange its Original Operating Subsidiaries Units for shares of Class A common stock of the Company on a one-for-one basis.
As an initial step in the Restructuring Transactions, on February 11, 2014, the Company entered into a First Amendment to the Exchange Agreement (the “Amendment”) with RCAP Holdings, the holder of (a) all the Original Operating Subsidiaries Units, and (b) all the outstanding shares of Class B common stock. The purpose of the Amendment was to permit an exchange by RCAP Holdings of its Original Operating Subsidiaries Units for shares of Class A common stock and the related cancellation of a corresponding number of shares of Class B common stock thereunder, to be treated as a contribution by RCAP Holdings of its equity interests in each of the Original Operating Subsidiaries to the Company in a transaction intending to qualify as tax-free under Section 351 of the Code.
On February 11, 2014, as part of the Restructuring Transactions, RCAP Holdings exchanged 23,999,999 Original Operating Subsidiaries Units for 23,999,999 shares of Class A common stock.
The Company issued the Class A common stock in the Exchange to RCAP Holdings in a private placement exempt from registration under the Securities Act. RCAP Holdings was an existing holder of Class A common stock and the Class B common stock, and the Company did not, directly or indirectly, pay or give any commission or other remuneration to any party for soliciting the exchange.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Limited Liability Company Agreement of RCS Holdings. On February 10, 2014, the Company formed RCS Holdings. Pursuant to the limited liability company agreement of RCS Holdings, there are three classes of equity interests in RCS Holdings, called “Class A Units,” “Class C Units” and “LTIP Units.” In connection with the Restructuring Transaction, RCS Capital Management contributed all its LTIP Units in the Original Operating Subsidiaries to RCS Holdings in exchange for LTIP Units representing units of equity ownership in RCS Holdings that are structured as profits interest therein. In connection with the execution of the RCS Holdings limited liability company agreement, 100% of the Class A Units of RCS Holdings were issued to the Company and 100% of the LTIP Units of RCS Holdings were issued to RCS Capital Management. The Class A Units of RCS Holdings issued to the Company are fully vested, are not subject to any put and call rights, and entitle the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation). The LTIP Units of RCS Holdings issued to RCS Capital Management are structured as a profits interest in RCS Holdings with all the rights, privileges and obligations associated with Class A Units of RCS Holdings, subject to certain exceptions. The LTIP Units of RCS Holdings are subject to vesting, forfeiture and restrictions on transfers as provided in the OPP, as amended in connection with the Restructuring Transactions. See “—Amended and Restated 2013 Manager Multi-Year Outperformance Agreement.” The Company, RCS Holdings and RCS Capital Management further amended the OPP to provide that the first valuation date would be April 28, 2014 and that any LTIP Units not earned as of such date were forfeited without payment of compensation. The board determined that as of such valuation date 310,947 LTIP Units were earned (the “Earned LTIP Units”), and 1,014,053 LTIP Units were forfeited. No additional LTIP Units may be earned under the OPP. The Earned LTIP Units were distributed to the members of RCS Capital Management immediately prior to the acquisition by Luxor of an interest in RCS Capital Management. Because the LTIP Units of RCS Holdings are fully earned, they are entitled to a catch-up distribution and then the same distributions as Class A Units of RCS Holdings. At the time RCS Capital Management’s capital account with respect to the LTIP Units of RCS Holdings is economically equivalent to the average capital account balance of the Class A Units and the Class C Units of RCS Holdings, has been earned and has been vested for 30 days, the LTIP Units of RCS Holdings will automatically convert into Class C Units on a one-to-one basis. The Class C Units have the same rights, privileges and obligations associated with Class A Units of RCS Holdings (other than voting) but will be exchangeable for shares of Class A common stock on a one-to-one basis pursuant to an exchange agreement to be entered into. Pursuant to the limited liability company agreement of RCS Holdings, the Company, as the managing member of RCS Holdings, controls RCS Holdings’ affairs and decision making.
Amended and Restated Limited Liability Company Agreements of the Original Operating Subsidiaries. Under the amended and restated operating agreements of the Company’s Original Operating Subsidiaries, there are two classes of units of each such Original Operating Subsidiary called “Class A Units” and “Class B Units.” Class A Units confer substantially all of the economic rights and all of the voting rights in each Original Operating Subsidiary. No Class B Units are outstanding.
As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock in the Company and Class B Units in each of the Original Operating Subsidiaries (each such unit, an “Original Operating Subsidiaries Unit”) except for one share of Class B common stock and one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of Class A common stock, also in a private placement exempt from registration under the Securities Act . Following receipt of stockholder consent, the Company amended the Company’s certificate of incorporation effective July 2, 2014 and amended the Exchange Agreement on August 5, 2014 to permit RCAP Holdings to continue to hold one share of Class B common stock without holding one Original Operating Subsidiaries Unit. Following this amendment, the remaining Original Operating Subsidiaries Unit owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it. Accordingly, no more Original Operating Subsidiaries Units are outstanding and the voting and economic interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A Units.
American National Stock Transfer, LLC - Transfer Agent Services Agreement. ANST has entered into a services agreement with AR Capital, LLC, pursuant to which it will provide transfer agent services to AR Capital, LLC sponsored REITs. The agreement provides for an initial term of ten years. The agreement provides that each REIT must pay a minimum monthly fee as well as additional ad hoc service fees and related expense reimbursements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Original Operating Subsidiaries Units for shares of Class A common stock along with the cancellation of a corresponding number of shares of Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure the Company’s ownership that includes the exchange, public securities offerings, the Cetera financings and the completion of the recent and pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, the Company would obtain carryover tax basis in the tangible and intangible assets of the Original Operating Subsidiaries connected with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as tax free Section 351 contribution, there will be no reduction in the Company’s tax liability, and as such the Company would not be required to make any payments under the tax receivable agreement. However, if the exchange were treated as a taxable transaction, each of the Original Operating Subsidiaries intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis in tangible and intangible assets of the Original Operating Subsidiaries with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.
Related Party Mutual Funds. As of September 30, 2014, the Company had investments in mutual funds managed by related parties of $18.0 million. As of December 31, 2013, the Company had investments in mutual funds managed by related parties of $14.4 million.
Luxor Arrangements. As part of the Cetera financings, on April 29, 2014, the Company issued to Luxor $120.0 million (face amount) of 5% convertible notes, issued at a price of $666.67 per $1,000 of par value (for gross proceeds to us upon issuance of $80.0 million) and $270.0 million (aggregate liquidation preference) of 7% convertible preferred stock, issued at a price of 88.89% of the liquidation preference per share (for gross proceeds to us upon issuance of $240.0 million).
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
September 30, 2014

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
20. Employee Benefits
401(k) and Health and Welfare Benefit Plan for Employees - The Company has several 401(k) and health and welfare defined contribution plans which have various eligibility standards, vesting requirements, and guidelines for matching. For the three months ended September 30, 2014 and 2013, the Company recorded expenses of $4.4 million and $1.6 million, respectively in the consolidated statements of income in internal commissions, payroll and benefits. For the nine months ended September 30, 2014 and 2013, the Company recorded expenses of $8.2 million and $2.4 million, respectively in the consolidated statements of income in internal commissions, payroll and benefits.
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
For the three and nine months ended September 30, 2014 the Company recorded contra-expenses of $1.7 million and expenses of $1.0 million, respectively, in the consolidated statements of income in internal commissions, payroll and benefits. For the three and nine months ended September 30, 2014, the Company recorded contra-revenue from the economic hedges of $1.7 million and revenue of $1.0 million, respectively, in the consolidated statements of income in other revenue. For the three and nine months ended September 30, 2013, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
Additionally, the Company offers a deferred compensation plan in connection with a Rabbi Trust Agreement to certain of its financial advisors. For this plan, the Company recorded expenses of $0.2 million for the three and nine months ended September 30, 2014 in the consolidated statements of income in internal commissions, payroll and benefits. For the three and nine months ended September 30, 2013, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
21. Segment Reporting
During the second quarter of 2014, the Company’s internal reporting was revised to reflect the new business model. The Company now operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The Independent Retail Advice segment offers financial advice and investment solutions to investors through the broad network of financial advisors. Cetera, Summit, J.P. Turner, First Allied and ICH operate as independent subsidiaries under their own brand and management.
The Wholesale Distribution segment, includes the Company’s alternative investment program activities and Realty Capital Securities’ operations as the distributor or dealer manager for proprietary and non-proprietary publicly registered non-traded securities, open-end and closed-end mutual funds, BDC funds and an oil and gas program. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital Securities distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States. The Wholesale Distribution segment also includes StratCap, which through its broker-dealer subsidiary, distributes a platform of offerings consisting of two non-traded REITS, a non-traded BDC and two public non-traded limited liability companies through a selling group comprised of FINRA member broker-dealers and RIAs.
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
September 30, 2014

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
Corporate and Other primarily includes interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP plan, changes in the fair value of the Company’s derivative contracts, acquisition-related expenses and the results of operations for the Company’s Crowdfunding platform and Trupoly.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table presents the Company’s net revenues, expenses and income (loss) before taxes by segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Independent retail advice(1):
Revenues	$495,972	$5,744	$912,884	$5,744
Expenses	495,558	5,747	918,529	5,747
Income (loss)	$414	$(3)	$(5,645)	$(3)
Wholesale distribution:
Revenues	$200,740	$208,890	$590,436	$641,525
Expenses	205,482	203,961	594,219	589,808
Income (loss)	$(4,742)	$4,929	$(3,783)	$51,717
Investment banking, capital markets and transaction management services:
Revenues	$28,260	$15,305	$115,904	$31,317
Expenses	13,505	8,595	52,590	17,827
Income	$14,755	$6,710	$63,314	$13,490
Investment management:
Revenues	$16,972	$—	$16,972	$—
Expenses	14,689	—	14,689	—
Income	$2,283	$—	$2,283	$—
Investment research:
Revenues	$784	$—	$1,475	$—
Expenses	3,255	—	7,556	—
Loss	$(2,471)	$—	$(6,081)	$—
Corporate and other:
Revenues	$(27,810)	$—	$30,660	$—
Expenses	22,068	—	46,023	217
Loss	$(49,878)	$—	$(15,363)	$(217)

Revenue reconciliation
Total revenues for reportable segments	$714,918	$229,939	$1,668,331	$678,586
Less: intercompany revenues	36,340	412	71,366	412
Total revenues	$678,578	$229,527	$1,596,965	$678,174

Income reconciliation
Total income (loss) before taxes for reportable segments	$(39,639)	$11,636	$34,725	$64,987
Reconciling items	—	—	—	—
Income (loss) before income taxes	$(39,639)	$11,636	$34,725	$64,987
_____________________
(1) Includes First Allied’s operating results from September 25, 2013, the date First Allied was acquired by RCAP Holdings.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table presents the Company’s total assets by segment as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Segment assets:
Independent retail advice	$2,009,877	$225,623
Wholesale distribution	209,704	32,058
Investment banking, capital markets and transaction management services	45,722	75,358
Investment management	76,465	—
Investment research	10,761	—
Corporate and other (1)	159,559	3,585
Total assets for reportable segments	$2,512,088	$336,624

Assets reconciliation:
Total assets for reportable segments	$2,512,088	$336,624
Less: intercompany eliminations	4,138	99
Total consolidated assets	$2,507,950	$336,525
_____________________
(1) Excludes amounts related to investment in subsidiaries.
22. Subsequent Events
ARCP Litigation
On November 3, 2014, the Company announced that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from a subsidiary of ARCP. Also on November 3, 2014, ARCP issued a press release asserting that, in its view, the Company had no basis to terminate the agreement and that the Company’s termination of the agreement was itself breach of the agreement. On November 11, 2014, ARCP filed suit against the Company for specific performance, injunctive relief and other relief in the Court of Chancery of the State of Delaware and, on November 12, 2014, ARCP issued a press release asserting that the Company’s termination of the agreement constituted a breach of the purchase agreement. The Company believes ARCP’s complaint is without merit and intends to vigorously defend itself.
See Note 2 for more information.
Massachusetts Investigation
On November 7, 2014, Realty Capital Securities received a subpoena from the Massachusetts Secretary of the Commonwealth, Securities Division (the “Division”), requiring the production of certain documents and other materials, dated from January 1, 2014 to the present, relating to sales by Realty Capital Securities of certain non-traded REITs and similar products sponsored or co-sponsored by AR Capital, LLC. The Company is actively complying with the subpoena and cooperating with the Division.

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
Our Business
We are an integrated financial services company focused on retail investors. We currently are engaged in the independent retail advice business through our recent acquisitions of Cetera, First Allied, J.P. Turner, Summit and ICH, the wholesale distribution business through Realty Capital Securities and StratCap, which is also engaged in the advisory business, and the investment banking, capital markets and transaction management services and investment research businesses through our other operating subsidiaries. We have recently acquired Hatteras, through which we have established an investment management platform specializing in liquid alternative investments, and launched SK Research, the initial component of a new research and due diligence division dedicated to alternative investment programs. In July 2014, we established a crowdfunding investment platform and, also in July 2014, we acquired Trupoly in connection with the establishment of this platform. In August 2014, we entered into agreements to acquire VSR and Girard, which will become part of our independent retail advice platform following completion of the acquisitions. In September 2014, we entered into an agreement to acquire a majority equity interest in a joint venture, Docupace, which provides integrated, electronic processing technologies and systems for financial institutions and wealth management firms. This joint venture will become a part of our investment banking and capital markets division when we complete the acquisition. We may also pursue additional complementary acquisitions.
We operate through our operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap and Trupoly are included in our results of operations from the date of acquisition. Our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with our financial statements for the quarter ended June 30, 2014, we have presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Independent Retail Advice
Through the broad network of financial advisors on our independent retail advice platform, we offer financial advice and investment solutions to mass affluent investors with investment needs that are not served by the offerings and capabilities of captive investment advisors and broker-dealers. Cetera, Summit, J.P. Turner, First Allied and ICH operate as independent subsidiaries under their own brand and management.
Our independent retail advice platform provides affiliated financial advisors or other financial professionals with the technology, infrastructure and other support and services they need to serve their clients. We provide our financial advisors with a wide array of practice development and operational support services that we believe help our financial advisors launch new relationships and strengthen existing ones.
We provide all of the independent broker-dealer subsidiaries operating on our independent retail advice platform with access to a wide range of financial products, including mutual funds, fixed and variable annuities, alternative investments, equity and fixed income securities, and other financial products. Our independent broker-dealer subsidiaries are then, in turn, able to determine independently which of these products they offer to their financial advisors, who are then, in turn, able to select independently which of these products they recommend to their clients.
As of September 30, 2014, we have the second largest network of financial advisors with approximately 9,100 in the United States that collectively have approximately $211.7 billion in assets under administration.
Wholesale Distribution
Our wholesale distribution division, which includes Realty Capital Securities and StratCap, is the leading multi-product platform for direct investment program offerings to independent broker-dealers and the retail financial advice community. As of September 30, 2014, we had a selling group of approximately 250 brokerage firms with approximately 1,200 active selling agreements across the public non-traded REITs, public non-traded BDCs, open end and closed end mutual funds it distributes, supporting approximately 72,600 financial advisors.
We are currently distributing twelve public, non-traded offerings. The offerings are direct investment programs registered with the SEC, consisting of nine public non-traded REITs, two public non-traded BDCs and an oil and gas program. These offerings are sector-specific and consist of net lease, healthcare, grocery anchored retail, real estate debt, anchored core retail, global sale-leaseback and New York office and retail real estate, two public non-traded BDCs, a closed-end real estate securities fund, two open-end real estate securities funds and two BDC funds. Substantially all of the offerings distributed by Realty Capital Securities relate to direct investment programs sponsored, co-sponsored, advised or co-advised by our affiliate, AR Capital, LLC. As a result of our acquisition of StratCap we also distribute a platform of offerings not sponsored, co-sponsored, advised or co-advised by our affiliate, AR Capital, LLC, consisting of two non-traded REITS, a non-traded BDC and two public non-traded limited liability companies, StratCap holds minority interests in four of the investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth investment program.
For the nine months ended September 30, 2014, Realty Capital Securities had a 38.8% market share measured by equity capital raised of all direct investment programs, according to Robert A. Stanger & Co. (“Stanger”), compared to 36.6% for the nine months ended September 30, 2013. We acquired StratCap on August 29, 2014. For the nine months ended September 30, 2014, StratCap had a 7.3% market share measured by equity capital raised of all direct investment programs, according to Stanger, compared to 2.3% for the nine months ended September 30, 2013.
Investment Banking, Capital Markets and Transaction Management Services
Our investment banking, capital markets and transaction management services platform provides comprehensive strategic advisory services focused on the direct investment programs, particularly non-traded REITs. These strategic advisory services include merger and acquisitions advisory, capital markets activities advisory, registration management, and other transaction support services that help our client capture value across the direct investment program lifecycle. We were the second largest advisor of real estate merger and acquisitions transactions during the twelve months ended September 30, 2014, executing deals with $6.9 billion in transaction value, respectively, according to SNL Financial. To date, these services have been provided primarily to clients that were sponsored, co-sponsored, advised or co-advised by AR Capital, LLC. Due to the specialized nature of the direct investment program industry, we believe we are particularly well suited to advise funds and direct investment programs that are distributed by Realty Capital Securities.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Investment Management
Our Investment Management segment consists of mutual fund and other registered investment products and provides investment advisory, distribution and other services to the Hatteras family of funds. Hatteras serves as the manager and advisor for all of the Hatteras funds and performs all investment management services pursuant to contracts with the funds. A broker-dealer subsidiary of Hatteras acts as the distributor for the funds. These funds are available through unaffiliated third-party financial institutions, our independent retail advice platform and Hatteras’ existing internal distribution channel.
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
Corporate and Other
Corporate and other primarily includes interest expense on our long-term debt, share-based compensation related to our board of directors and expenses related to the 2013 Manager Multi-Year Outperformance Agreement (the “OPP”), changes in the fair value of our derivative contracts, acquisition-related expenses and the results of our crowdfunding investment platform which we have branded under the name “We Are Crowdfunding.”
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
We, through certain of our broker-dealer subsidiaries, receive selling commissions and dealer manager fees from related party and non-related party issuers for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. We generally receive commissions of up to 7.0% of gross offering proceeds for funds raised through the participating independent broker-dealer channel, all of which are reallowed as commissions, in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving us no discretion as to the payment of commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
We, serving as a dealer manager, receive fees and compensation in connection with the wholesale distribution of registered non-traded securities. We contract directly with independent broker-dealers and RIAs to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and we are not obligated to underwrite or purchase any shares for its own account. We generally receive up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receive fees from the sale of common stock through RIAs. We have sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowances are recorded on a trade date basis as securities transactions occur.
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

RCS Capital Corporation and Subsidiaries
September 30, 2014

During the year ended December 31, 2013, we modified our approach with respect to revenues derived from the sale of securities purchased through fee-based advisors, by reducing to zero the selling commissions charged on sales through the RIA channel. The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7.0% selling commission we received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3.0%) and the 7.0% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7.0% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3.0%) of the amount invested in connection with sales through the RIA channel.
This modified business practice does not constitute a change in accounting policy. During the nine months ended September 30, 2014 and 2013, equity capital raised for related party offerings distributed by Realty Capital Securities through the RIA channel was $452.9 million and $540.5 million, respectively. See “— Results of Operations” for further details.
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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of September 30, 2014 and December 31, 2013, we did not record a valuation allowance against our deferred income tax asset.
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
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See “—Tax Receivable Agreement” and Note 19 of our consolidated financial statements for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of September 30, 2014, there was no impact to our financial statements from the tax receivable agreement.
Acquisition accounting/intangible asset valuation and goodwill impairment/Contingent and Deferred Consideration
We acquired Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap and Trupoly during 2014.

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
In connection with certain of our recent acquisitions, the purchase price includes contingent consideration, also referred to as earn-outs, and deferred payments, which represent future payments of cash or equity interests to the former owners of the businesses acquired. These earn-outs and deferred payments are recorded at fair value in the consolidated statements of financial condition and are subsequently remeasured each reporting period. The fair value of the earn-outs and deferred payments are determined by the use of third-party valuation firms that use internally developed proprietary models using various input parameters which is then reviewed by us.
Fair Value
The fair value of the majority of our financial instruments is based on quoted market prices in active markets or observable market parameters, or is derived from such prices or parameters. These instruments include government and agency securities, listed equities, mutual funds, certificates of deposit, money market funds and corporate debt.
In addition, we hold financial instruments for which no market prices are available, and which have reduced or no price transparency. For these instruments the determination of fair value requires subjective assessment and varying degrees of judgment depending on the risks affecting the specific instrument. In such circumstances, valuation is determined based on management’s best estimate of fair value. These instruments include certain derivatives and other long-term investments. The fair value for our derivatives are determined by a third-party valuation firm that uses internally developed proprietary models using various input parameters which is then reviewed by us.
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

RCS Capital Corporation and Subsidiaries
September 30, 2014

Results of Operations
The following table provides an overview of our consolidated results of operations for the three and nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$678,578	$229,527	196%	$1,596,965	$678,174	135%
Expenses	718,217	217,891	230%	1,562,240	613,187	155%
Income (loss) before taxes	(39,639)	11,636	(441)%	34,725	64,987	(47)%
Provision (benefit) for (from) income taxes	(7,370)	536	(1,475)%	6,373	696	816%
Net (loss) income	$(32,269)	$11,100	(391)%	$28,352	$64,291	(56)%

Basic and diluted (loss) earnings per share(1)	$(0.59)	$0.17	(447)%	$(4.15)	$0.25	(1,760)%

EBITDA (Non-GAAP)(2)	$3,627	$11,805	(69)%	$108,467	$65,226	66%
Adjusted EBITDA (Non-GAAP)(2)	$56,403	$11,982	371%	$146,672	$65,403	124%

Adjusted net (loss) income (Non-GAAP)(2)	$34,592	$11,409	203%	$99,324	$64,607	54%
Adjusted net (loss) income per adjusted share (Non-GAAP)(2)	$0.55	$0.42	31%	$2.24	$2.38	(6)%
_____________________
(1) See Note 15 for more information on our calculation.
(2) See “Non-GAAP Measures” for more information on our calculation.
We recorded a net loss of $32.3 million for the three months ended September 30, 2014 compared to net income of $11.1 million for the three months ended September 30, 2013, primarily as a result of the amortization of intangible assets from the recent acquisitions, changes in the fair value of our derivatives, higher interest expense reflecting our incurrence of long-term debt during 2014 and lower revenues from our wholesale distribution business which had a decrease in equity capital raised as compared to both the three months ended September 30, 2013 and the three months ended June 30, 2014. While our investment banking, capital markets and transaction management services business had higher revenues for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, revenues were lower compared to the three months ended June 30, 2014 due to lower deal volume. The adjusted net income totaled $34.6 million, or an adjusted net income of $0.55 per adjusted share, versus adjusted net income of $11.4 million, or adjusted net income of $0.42 per adjusted share, for the year-ago period.
We recorded net income of $28.4 million for the nine months ended September 30, 2014 compared to net income of $64.3 million for the nine months ended September 30, 2013, primarily as a result of lower revenues from our wholesale distribution business which had a decrease in equity capital raised as compared to the nine months ended September 30, 2013, the amortization of intangible assets from the recent acquisitions, higher interest expense reflecting our incurrence of long-term debt during 2014 and higher acquisition-related costs. The adjusted net income totaled $99.3 million, or $2.24 per adjusted share, versus $64.6 million, or $2.38 per adjusted share, for the year-ago period.
Our results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap and Trupoly beginning on the date of each company’s acquisition. In addition, our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with our financial statements for the quarter ended June 30, 2014, we have presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. Therefore, our results for the three and nine months ended September 30, 2013 only include First Allied’s results from September 25, 2013 through September 30, 2013 but all of First Allied’s results for the three and nine months ended September 30, 2014 are included in our results for those periods.

RCS Capital Corporation and Subsidiaries
September 30, 2014

On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer, who is a member of RCAP Holdings and AR Capital, LLC, served as our chief financial officer until December 2013. Such former Certified Financial Officer also served as a member of our board of directors until July 2014 and had also served as an executive and director of non-traded REITs sponsored by AR Capital, LLC. This individual does not have a role in the management of our business. Although ARCP was previously sponsored by an entity under common control with RCAP Holdings and was advised by such entity until January 2014, ARCP is a separate company that is no longer sponsored or advised by an entity under common control with RCAP Holdings. The executive chairman of our board of directors is chairman of the board of directors of ARCP.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by AR Capital, LLC have temporarily suspended their participation in the distribution of those offerings, including offerings as to which we act as wholesaler. These temporary suspensions, as well as any future suspensions, whether temporary or permanent could have a material adverse effect on our equity capital raised. We cannot predict the length of time these temporary suspensions will continue, whether such participating dealers will reinstate their participation in the distribution of offerings as to which we act as wholesaler or whether this announcement will otherwise adversely impact our relations with independent broker-dealers and financial advisors.
On November 7, 2014, Realty Capital Securities received a subpoena from the Massachusetts Secretary of the Commonwealth, Securities Division (the “Division”), requiring the production of certain documents and other materials, dated from January 1, 2014 to the present, relating to sales by Realty Capital Securities of certain non-traded REITs and similar products sponsored or co-sponsored by AR Capital, LLC. The Company is actively complying with the subpoena and cooperating with the Division.
In addition, in the course of the Company’s customary operations, its subsidiary broker-dealers, including but not limited to Realty Capital Securities, engage in ordinary course conversations with the SEC, FINRA and multiple state securities administrators and their regulatory agencies, including with respect to review of non-traded REIT and similar product offerings. Since ARCP’s October 29, 2014 announcement regarding its historical financial statements and internal controls, the Company and its subsidiaries have continued to respond to on-going verbal inquiries, requests for correspondence, information and discussions with the SEC, FINRA and such state regulatory agencies, including with respect to the ARCP disclosure.
Revenues for the three months ended September 30, 2014 increased $449.1 million, or 196%, to $678.6 million, as compared to $229.5 million for the three months ended September 30, 2013 primarily due to:

(i)
$477.2 million related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH and StratCap beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the three months ended September 30, 2014 (none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through September 30, 2013, were included for the three months ended September 30, 2013);

(ii)
$13.0 million in increased revenues in Investment Banking, Capital Markets and Transaction Management Services due to an increase in the volume of capital markets, mergers and acquisition transactions and strategic advisory transactions for the three months ended September 30, 2014 compared to the three months ended September 30, 2013;

(iii)	partially offset by $27.8 million in losses during the three months ended September 30, 2014 related to changes in the fair value of our derivative contracts; and

(iv)
partially offset by lower revenues of $13.0 million from Realty Capital Securities’ wholesale distribution business due to a decrease in equity capital raised by direct investment program offerings distributed by Realty Capital Securities from $2.4 billion for the three months ended September 30, 2013 to $2.2 billion for the three months ended September 30, 2014.

Revenues for the nine months ended September 30, 2014 increased $918.8 million, or 135%, to $1.6 billion, as compared to $678.2 million for the nine months ended September 30, 2013 primarily due to:

(i)
$860.3 million related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH and StratCap beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the nine months ended September 30, 2014 (none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through September 30, 2013, were included for the nine months ended September 30, 2013);

RCS Capital Corporation and Subsidiaries
September 30, 2014

(ii)

(ii)
$84.6 million in increased revenues in Investment Banking, Capital Markets and Transaction Management Services due to (a) the fact that substantially all of those operations began in early 2013 and were still in the process of ramping up during most of the nine months ended September 30, 2013; and (b) an increase in the volume of capital markets, mergers and acquisition transactions and strategic advisory transactions for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013;

(iii)	$30.6 million in gains during the nine months ended September 30, 2014 related to changes in the fair value of our derivative contracts; and

(iv)
partially offset by a $51.1 million decrease in revenues from Realty Capital Securities’ wholesale distribution business due to (a) the fact that we modified our treatment of selling commissions on the sale of securities purchased through the RIA channel, which is explained in greater detail below, and (b) a decrease in equity capital raised by direct investment program offerings distributed by us from $6.8 billion for the nine months ended September 30, 2013 to $6.4 billion for the nine months ended September 30, 2014.

Expenses for the three months ended September 30, 2014 increased $500.3 million, or 230%, to $718.2 million, as compared to $217.9 million for the three months ended September 30, 2013 primarily due to:

(i)
$475.0 million related to the inclusion of the results of operations, of Cetera, Summit, J.P. Turner, Hatteras, ICH and StratCap, including the amortization of intangible assets, beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the three months ended September 30, 2014 (none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through September 30, 2013, were included for the three months ended September 30, 2013);

(ii)
$22.1 million in increased expenses in Corporate and Other reflecting (a) our incurrence of interest expense on our long-term debt during 2014; (b) expenses related to the recent and pending acquisitions; (c) our initiation of share-based compensation to our board of directors during 2014; and (d) higher OPP-related expenses;

(iii)	$3.3 million in increased expenses in Investment Research (which began operations in March 2014) primarily reflecting personnel costs and amortization of intellectual property;

(iv)
$4.9 million in increased expenses in Investment Banking, Capital Markets and Transaction Management Services due to (a) higher personnel expenses reflecting higher headcount and the initiation of share-based compensation expenses; and (b) increased system costs for our transfer agent, ANST, needed to support the increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us; and

(v)
$1.5 million in increased expenses in Wholesale Distribution due to higher payroll and benefits expenses reflecting increased headcount as a result of the build out of our back-office infrastructure and higher shared-based compensation expense.

Expenses for the nine months ended September 30, 2014 increased $949.1 million, or 155%, to $1.6 billion, as compared to $613.2 million for the nine months ended September 30, 2013 primarily due to:

(i)
$864.2 million related to the inclusion of the results of operations, of Cetera, Summit, J.P. Turner, Hatteras, ICH and StratCap, including the amortization of intangible assets, beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the nine months ended September 30, 2014 (none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through September 30, 2013, were included for the nine months ended September 30, 2013);

(ii)
$34.8 million in increased expenses in Investment Banking, Capital Markets and Transaction Management Services due to (a) the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up during most of the nine months ended September 30, 2013; (b) higher personnel expenses reflecting higher headcount and the initiation of share-based compensation expenses; and (c) increased system costs for our transfer agent, ANST, needed to support the increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us;

(iii)
$45.8 million in increased expenses in Corporate and Other reflecting (a) our incurrence of interest expense on our long-term debt during 2014; (b) expenses related to the recent and pending acquisitions; (c) our initiation of share-based compensation to our board of directors during 2014; and (d) higher OPP-related expenses;

(iv)	$7.6 million in increased expenses in Investment Research (which began operations in March 2014) primarily reflecting personnel costs and amortization of intellectual property; and

(v)
$4.4 million related to Wholesale Distribution due to higher payroll and benefits expenses reflecting increased headcount as a result of the build out of our back-office infrastructure and higher shared-based compensation expense.

RCS Capital Corporation and Subsidiaries
September 30, 2014

We may incur higher professional fees, interest expense and intangible asset amortization in connection with the recent and pending acquisitions and we may incur losses in future periods because of the level of amortization of intangible assets acquired and new interest expense as a result of debt incurred in connection with the recent and pending acquisitions.
Independent Retail Advice
The following table provides an overview of the results of operations of our Independent Retail Advice business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$495,972	$5,744	8,535%	$912,884	$5,744	15,793%
Expenses	495,558	5,747	8,523%	918,529	5,747	15,883%
Income (loss)	$414	$(3)	13,900%	$(5,645)	$(3)	(188,067)%
Following the completion of the Cetera, Summit, J.P. Turner, First Allied and ICH acquisitions during 2014, we are engaged in the independent retail advice business. Our results include the results of operations of Cetera, Summit, J.P. Turner and ICH beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the entire three months and nine months ended September 30, 2014. There are no comparable results for the three months and nine months ended September 30, 2013 as none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through September 30, 2013, were included for the three months and nine months ended September 30, 2013. We expect our independent retail advice business to increase profitability during 2015 due in part to the recognition of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors.
Revenues - Revenues for the three months and nine months ended September 30, 2014, were $496.0 million and $912.9 million, respectively, and primarily included commissions on securities transactions which are driven by trading volumes, advisory fees which are based on the value of our clients’ portfolios, asset-based fees and other revenues and transaction fees.
Expenses - Expenses for the three months and nine months ended September 30, 2014, were $495.6 million and $918.5 million, respectively, and primarily included commission expenses which are correlated to the volume of revenues in a given period, employee compensation expenses and amortization of intangible assets.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Wholesale Distribution
The following table provides an overview of the results of operations of our Wholesale Distribution business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$200,740	$208,890	(4)%	$590,436	$641,525	(8)%
Expenses	205,482	203,961	1%	594,219	589,808	1%
Income (loss)	$(4,742)	$4,929	(196)%	$(3,783)	$51,717	(107)%
Revenues - Wholesale Distribution revenues are primarily driven by the amount of equity capital raised by the selling of direct investment programs distributed by us through sales of shares in such direct investment programs by broker-dealers with whom we have a dealer manager relationship. Our Wholesale Distribution results include the results of operations of StratCap beginning on August 29, 2014, the date of the acquisition. None of StratCap’s results were included for the three months and nine months ended September 30, 2013. The offerings we have distributed have limited durations and different closing dates, which can cause fluctuations in equity capital raised from quarter to quarter. The rate of equity capital raised generally increases, in some cases very sharply, over the life of an offering so that an increase in equity capital raised would be expected when an offering is in the mid to latter stages of its lifecycle. To the extent that we are able to increase our market share with market share gains by Realty Capital Securities with direct investment sponsors in addition to AR Capital, LLC, as well as through market share gains from direct investment programs distributed by StratCap, and the overall direct investment program industry continues to expand, our revenues should also increase. Although the most direct beneficiary of an increase in the amount of equity capital being raised would be Wholesale Distribution, we expect the other businesses within our Investment Banking, Capital Markets and Transaction Management Services segment, which are dependent on the success of direct investment programs distributed by Realty Capital Securities for their revenues, to also benefit from such an increase.
Revenues for the three months ended September 30, 2014 decreased $8.2 million, or 4%, to $200.7 million, compared to $208.9 million for the three months ended September 30, 2013. Equity capital raised by direct investment program offerings distributed by Realty Capital Securities decreased from $2.4 billion for the three months ended September 30, 2013 to $2.2 billion for the three months ended September 30, 2014 primarily due to two offerings that closed during the first quarter of 2014 that were replaced by second-generation offerings. The process of building the selling group at the outset of these offerings resulted in a lag in sales, resulting in a decrease in equity capital raised for the three months ended September 30, 2014. A second-generation offering is a new offering that replaces an offering with a similar strategic focus that has closed. While it takes time to build the selling group at the outset of all offerings, during which time there is a lag in sales, we believe that these second-generation offerings will generate initial sales at a faster rate than the initial sales of the offerings they replaced once the selling group is finalized. During the three months ended September 30, 2014, we had related party commissions and dealer manager fees of $132.7 million and $62.0 million, respectively, as compared to $106.9 million and $54.1 million, respectively, during the three months ended September 30, 2013. During the three months ended September 30, 2014, we had non-related party commissions and dealer manager fees of $2.1 million and $1.1 million, respectively, as compared to $32.3 million and $15.4 million, respectively, during the three months ended September 30, 2013.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Revenues for the nine months ended September 30, 2014, decreased $51.1 million, or 8%, to $590.4 million, compared to $641.5 million for the nine months ended September 30, 2013. The decrease was due to (i) the fact that we modified our treatment of selling commissions on the sale of securities purchased through the RIA channel, which is explained in greater detail below and (ii) a decrease in equity capital raised. Equity capital raised by direct investment program offerings distributed by Realty Capital Securities decreased from $6.8 billion for the nine months ended September 30, 2013 to $6.4 billion for the nine months ended September 30, 2014. This difference primarily relates to three offerings that closed during the nine months ended September 30, 2013. The closing of these three offerings resulted in a sharp increase in equity capital raised during the nine months ended September 30, 2013 as offerings typically have an increase in equity capital raised when they are in the later stages of their lifecycles. In addition, we had two offerings that closed early in the first quarter of 2014 which resulted in an increase in equity capital raised during the nine months ended September 30, 2013. While these two offerings were replaced by second-generation offerings, the normal process of building the selling group at the outset of any offering results in lower initial sales relative to the later stages of an offering’s life. The result here was a decrease in equity capital raised for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, Realty Capital Securities’ market share of non-traded REITs measured by equity capital raised was 36%, according to Stanger. We expect equity capital raised to increase during the fourth quarter of 2014 to the extent the launch of second-generation offerings generates sales at a faster rate than the initial sales of the first generation offerings they replaced and due to one offering which is expected to close during the fourth quarter of 2014. However, On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer, who is a member of RCAP Holdings and AR Capital, LLC, served as the Company’s chief financial officer until December 2013, served as a member of the board of directors of the Company until July 2014 and not have a role in the management of the Company’s business. Although ARCP was previously sponsored by an entity under common control with RCAP Holdings and was advised by such entity until January 2014, ARCP is a separate company that is no longer sponsored or advised by an entity under common control with RCAP Holdings. The executive chairman of the board of directors of the Company is the chairman of the board of directors of ARCP.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by AR Capital, LLC have temporarily suspended their participation in the distribution of those offerings. These temporary suspensions, as well as any future suspensions, whether temporary or permanent, could have a material adverse effect on our ability to raise equity capital and as a result, generate wholesale revenues. We cannot predict the length of time these temporary suspensions will continue, or whether such participating broker-dealers will reinstate their participation in the distribution of our offerings.
During the nine months ended September 30, 2014, we had related party commissions and dealer manager fees of $394.7 million and $185.1 million, respectively, as compared to $335.2 million and $194.8 million, respectively during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we had non-related party commissions and dealer manager fees of $2.3 million and $1.2 million, respectively, as compared to $73.7 million and $36.8 million, respectively during the nine months ended September 30, 2013.
During the year ended December 31, 2013, we modified our treatment of selling commissions on the sale of securities purchased through the RIA channel, by reducing to zero the selling commissions charged on sales sold through the RIA channel. The offerings affected were generally related party offerings. This modified business practice does not constitute a change in accounting policy. See “— Critical Accounting Policies & Estimates — Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses” for further details. During the three months ended September 30, 2014 and September 30, 2013, RIA sales were approximately 7% and 7%, respectively, of total sales. During the nine months ended September 30, 2014 and September 30, 2013, RIA sales were approximately 6% and 7%, respectively, of total sales. This selling commission change became effective on July 1, 2013, when the 7% selling commission we received from each sale through the RIA channel was reduced to 0%. Prior to the change, the full amount of the dealer manager fee (generally 3%) and the 7% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3%) of the amount invested in connection with sales through the RIA channel. The 7% selling commission was calculated based on the gross amount invested and represented $11.1 million and $39.6 million for the three and nine months ended September 30, 2013. We estimate that the forgone revenue attributable to eliminating the 7% selling commission was $11.4 million and $30.9 million in the three and nine months ended September 30, 2014, respectively.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses generally remain relatively constant compared to revenues.

RCS Capital Corporation and Subsidiaries
September 30, 2014

For the three months ended September 30, 2014, expenses increased $1.5 million, or 1%, to $205.5 million compared to $204.0 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, expenses increased $4.4 million, or 1%, to $594.2 million compared to $589.8 million for the nine months ended September 30, 2013. The increase for both comparable periods reflected higher payroll and benefits expenses due to increased headcount as a result of the build-out of our back-office infrastructure, our initiation of share-based compensation to our employees, higher OPP-related expenses and an increase in amortization of intangible assets related to the StratCap acquisition; partially offset by a decrease in the selling expense portion of expenses which moved in tandem with the decrease in revenues.
Investment Banking, Capital Markets and Transaction Management Services
The following table provides an overview of the results of operations of our Investment Banking, Capital Markets and Transaction Management Services business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$28,260	$15,305	85%	$115,904	$31,317	270%
Expenses	13,505	8,595	57%	52,590	17,827	195%
Income (loss)	$14,755	$6,710	120%	$63,314	$13,490	369%
Revenues - Investment Banking, Capital Markets and Transaction Management Services revenues primarily consist of fees earned from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored, co-sponsored, advised or co-advised by AR Capital, LLC and its affiliates and other investment banking and financial advisory services for companies which were sponsored, co-sponsored, advised or co-advised by AR Capital, LLC and its affiliates. We also may earn fees from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored, co-sponsored, advised or co-advised by StratCap. Services revenues and reimbursable expense revenues are earned from transaction management services and revenues are earned as a result of the service fees charged by our transfer agent to the various REITs and other issuers for which it serves as transfer agent that are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls).
Revenues for the three months ended September 30, 2014, were $28.3 million, an increase of 85% compared to the three months ended September 30, 2013, and were higher primarily due to in increases in services revenues and reimbursable expense revenues attributable to increased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. We and ARCP mutually terminated our investment banking relationship in July 2014. While this relationship accounted for a significant portion of our Investment Banking, Capital Markets and Transaction Management Services revenues during 2013 and the first six months of 2014, we believe its termination allows our Investment Banking, Capital Markets and Transaction Management Services personnel to focus on other strategic opportunities. Investment Banking, Capital Markets and Transaction Management Services revenues were also higher due to an increase in the transaction size and volume of capital markets, mergers and acquisition transactions and strategic advisory transactions for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Transfer agent revenues were also higher as ANST provided transfer agency services to an increased number of accounts during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.
Revenues for the nine months ended September 30, 2014 were $115.9 million, an increase of 270% compared to the nine months ended September 30, 2013 reflecting the fact that substantially all of Investment Banking, Capital Markets and Transaction Management Services operations began in early 2013 and were still in the process of ramping up during most of the nine months ended September 30, 2013. In addition, Investment Banking, Capital Markets and Transaction Management Services revenues increased due to $28.4 million earned as advisor in the merger of ARCP and Cole Real Estate Investments, Inc. and higher deal volume. Transaction management revenues were also higher primarily due to increases in services revenues and reimbursable expense revenues attributable to increased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. Revenues from transfer agency services were higher as ANST provided transfer agency services to an increased number of accounts during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. We expect the number of accounts being serviced by ANST, and thus the revenues earned, to continue to increase.
Expenses - Investment Banking, Capital Markets and Transaction Management Services expenses primarily consisted of personnel costs and the costs of a third-party system and service provider under a third-party services agreement, whereby ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Expenses for the three months ended September 30, 2014, were $13.5 million, an increase of 57% compared to the three months ended September 30, 2013. Expenses for the nine months ended September 30, 2014, were $52.6 million, an increase of 195% compared to the nine months ended September 30, 2013. The increase for both comparative periods reflect higher expenses from Investment Banking, Capital Markets and Transaction Management Services operations due in part to higher personnel expenses, which reflected higher headcount and the initiation of share-based compensation expenses. System costs for the transfer agent also increased to support increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us.
Investment Management
Following the completion of the Hatteras acquisition on June 30, 2014, we are now engaged in the investment management business. The following table provides an overview of the results of operations of our Investment Management business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$16,972	$—	—	$16,972	$—	—
Expenses	14,689	—	—	14,689	—	—
Income (loss)	$2,283	$—	—	$2,283	$—	—
The results of operations of Hatteras did not have an impact on our results for the period prior to its acquisition on June 30, 2014.
Revenues - Revenues for the three months and nine months ended September 30, 2014 were $17.0 million, and primarily included management fees, servicing fees and incentive fees from the investment companies for which we served as the investment adviser. Management fees and servicing fees are driven by the level of net assets of the funds under management. As of September 30, 2014, Hatteras had $2.8 billion in assets under management. We expect management fees and servicing fees to continue to increase due to higher levels of assets under management as a result of expanded distribution opportunities.
Expenses - Expenses for the three months and nine months ended September 30, 2014 were $14.7 million, and primarily included fund expenses, service fees and management fees as well as employee compensation expenses and benefits expenses and amortization of intangible assets.
Investment Research
The following table provides an overview of the results of operations of our Investment Research business (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$784	$—	—	$1,475	$—	—
Expenses	3,255	—	—	7,556	—	—
Income (loss)	$(2,471)	$—	—	$(6,081)	$—	—
Revenues - Investment Research had revenues of $0.8 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, reflecting fees earned from due diligence performed on non-traded REITs and BDCs. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Expenses - Expenses for the three and nine months ended September 30, 2014 which primarily represented personnel costs and amortization of intellectual property were $3.3 million and $7.6 million, respectively. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Corporate and Other
The following table provides an overview of the results of operations of our Corporate and Other (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$(27,810)	$—	—	$30,660	$—	—
Expenses	22,068	—	—	46,023	217	(21,109)%
Income (loss)	$(49,878)	$—	—	$(15,363)	$(217)	(6,980)%
Revenues - Corporate and Other had negative revenues of $27.8 million and positive revenues of $30.7 million for the three and nine months ended September 30, 2014 and September 30, 2013 primarily reflecting changes in the fair value of the Company’s derivative contracts.
Expenses - Corporate and Other expenses primarily included interest expense on our long-term debt, share-based compensation related to our board of directors, expenses related to the OPP plan and acquisition-related expenses. Corporate and Other expenses were $22.1 million for the three months ended September 30, 2014 and $46.0 million for the nine months ended September 30, 2014 reflecting our incurrence of long-term debt during 2014, expenses related to the recent and pending acquisitions, our initiation of share-based compensation to our board of directors during 2014 and higher OPP-related expenses based on the amendment to the OPP in April 2014 whereby 310,947 LTIP units previously issued were earned and all other outstanding LTIP Units were forfeited.
Income Taxes
Income tax expense was $6.4 million for the nine months ended September 30, 2014 and $0.7 million for the period ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and September 30, 2013 was 18.4% and 1.1%, respectively. The change in the effective tax rate was primarily due to the fact that pre-tax income for the period ended September 30, 2013 included non-controlling interest of 90.6% of our operating subsidiaries, with the remaining, 9.4%, of the income taxable to us. On February 11, 2014, the non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and as of April 28, 2014, the 310,947 earned LTIP units); therefore, the impact of non-controlling interest which reduced the effective rate has been significantly minimized.
As of September 30, 2014, we had a net deferred tax liability of $315.5 million. This net deferred tax liability will likely reverse in future years as the intangible assets are amortized for book purposes and could negatively impact cash flows from operations in the years in which reversal occurs which would result in higher taxable income. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
Non-Controlling Interest
We had a controlling interest in each of the Original Operating Subsidiaries that were in existence and under our control as of December 31, 2013, namely Realty Capital Securities, RCS Advisory and ANST, and, as a result, our financial statements include the consolidated financial results of Realty Capital Securities, RCS Advisory and ANST. As of December 31, 2013, we owned 9.4% of the economic interest in the Original Operating Subsidiaries. As a result, we were required to present the 90.6% we did not own (the non-controlling interest) in our consolidated financial statements.
On February 11, 2014, our non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and as of April 28, 2014, the 310,947 earned LTIP units) when RCAP Holdings exchanged all its Class B common stock and Class B Units in Realty Capital Securities, RCS Advisory and ANST except for one share of Class B common stock and one Class B Unit in each of Realty Capital Securities, RCS Advisory and ANST for a total of 23,999,999 shares of our Class A common stock. In connection with these Restructuring Transactions, RCS Holdings issued LTIP units to RCS Capital Management which are structured as a profits interest in RCS Holdings with all of the rights, privileges and obligations associated with Class A Units in RCS Holdings, subject to certain exceptions, and do not have any voting rights and therefore are classified as non-controlling interest.

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
We expect to have additional non-controlling interests related to our pending acquisition of a majority equity interest in Docupace.
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
We define EBITDA as earnings before taxes, depreciation and amortization and interest. We define adjusted EBITDA as earnings before taxes, depreciation and amortization, interest, adjusted to exclude equity-based compensation, acquisition-related expenses (including integration-related employee compensation and related costs), amortization of capitalized advisor costs, change in contingent consideration and other items. We define adjusted net income as net income attributable to the Company (using the effective tax rate) and adjusted to exclude equity-based compensation, acquisition related expenses, amortization of capitalized advisor compensation, change in contingent consideration, amortization of intangible assets and other items. We believe similarly titled measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA, adjusted EBITDA and adjusted net income and other similar metrics when reporting their financial results. Our presentation of EBITDA, adjusted EBITDA and adjusted net income should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.

RCS Capital Corporation and Subsidiaries
September 30, 2014

The following table provides a reconciliation of net income attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to RCS Capital Corporation (GAAP)	$(32,269)	$11,100	$28,352	$64,291
Add back: Provision (benefit) for income taxes	(7,370)	536	6,373	696
Add back: Depreciation and amortization expense	25,327	155	42,873	225
Add back: Interest expense	17,939	14	30,869	14
EBITDA (Non-GAAP)	3,627	11,805	108,467	65,226
Add back: Non-cash equity compensation	6,814	152	18,036	152
Add back: Acquisition-related expenses (1)	7,099	—	21,888	—
Add back: Amortization of capitalized advisor compensation	1,770	23	5,255	23
Add back: Change in contingent and deferred consideration	3,959	2	4,109	2
Add back: Other (2)	33,134	—	(11,083)	—
Adjusted EBITDA (Non-GAAP)	$56,403	$11,982	$146,672	$65,403
________________
(1) Includes integration-related employee compensation and related costs.
(2) Comprised primarily of the change in the fair value of our derivative contracts.

RCS Capital Corporation and Subsidiaries
September 30, 2014

The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share (Non-GAAP) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss) attributable to RCS Capital Corporation (GAAP)	$(32,269)	$11,100	$28,352	$64,291
Adjusted net income adjustments:
Add back: Non-cash equity compensation	5,519	144	14,790	150
Add back: Acquisition-related expenses	5,750	—	17,948	—
Add back: Amortization of capitalized advisor compensation	1,434	22	4,309	23
Add back: Change in contingent and deferred consideration	3,207	2	3,369	2
Add back: Other (1)	26,839	—	(9,088)	—
Total adjusted net income adjustments	42,749	168	31,328	175
Amortization of intangible assets (2)	24,112	141	39,644	141
Adjusted net income (Non-GAAP)	$34,592	$11,409	$99,324	$64,607

Adjusted net income per adjusted share (Non-GAAP) (3)	$0.55	$0.42	$2.24	$2.38

Effective tax rate used in the reconciliation of net income (loss) to adjusted net income	19%	5%	18%	1%
_____________________
(1) Comprised primarily of change in the fair value of our derivative contracts.
(2) Amount is not tax effected.
(3) Per share measures assumes 62,906,270 and 44,388,158 of weighted average of shares of Class A and Class B common stock outstanding for three months and nine months ended September 30, 2014, and 27,234,669 and 27,098,138 shares of Class A and Class B common stock were outstanding for three months and nine months ended September 30, 2013, respectively.

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
The Bank Facilities and our convertible notes include covenants and other provisions based on a definition of EBITDA, which we refer to as Covenant EBITDA, that differ from the definition of EBITDA described above. Furthermore, our convertible preferred stock also includes covenants and other provisions based on a definition of EBITDA that differs from both the definition of EBITDA described above and Covenant EBITDA, which is defined in the certificate of designation governing the convertible preferred stock, or the certificate of designation, as LTM, or last twelve months, Adjusted EBITDA.
Covenant EBITDA is used, among other things, in calculating the Leverage Ratio, First Lien Leverage Ratio, Secured Leverage Ratio and Fixed Charge Covenant Ratio, as defined in the credit agreement related to the first lien term facility, or the credit agreement, in calculating similar ratios in the indenture governing the convertible notes, or the indenture. These ratios are used under both agreements as part of covenants relating to, among other things, incurrence of debt and payment of dividends and distributions.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Covenant EBITDA is only generally comparable to EBITDA and adjusted EBITDA. Under the credit agreement and the indenture, Covenant EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments to add back (i) equity-based compensation and other non-cash charges and extraordinary, nonrecurring or unusual losses or expenses; (ii) fees and expenses incurred in connection with equity issuances and debt incurrences, and certain fees and expenses incurred in connection with the Cetera financings, the acquisitions of Cetera, Hatteras, ICH, Summit and J.P. Turner and Permitted Acquisitions (as defined in the Bank Facilities), which, in the aggregate (other than fees and expenses for the Cetera financings and the recent and pending acquisitions to the extent scheduled), do not exceed 10% of Covenant EBITDA for the relevant period; (iii) certain projected net cost savings and synergies related to the acquisitions of Cetera, Hatteras, ICH, Summit and J.P. Turner and the Cetera financings based on actions to be taken within 18 months; and (iv) projected net cost savings and synergies related to other acquisitions and asset sales permitted under the credit agreement based on actions to be taken within 12 months, which, in the aggregate and prior to giving effect to such net cost savings and synergies, do not exceed 10% of Covenant EBITDA for the four quarters preceding the relevant determination date. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive Covenant EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the differences in adjustments made to add back acquisition related expenses.
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

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
As of September 30, 2014, in addition to the $25.0 million senior secured first lien revolving credit facility described above, Cetera had a line of credit for $50.0 million, with no maturity date and that was unfunded as of September 30, 2014, and ICH had a line of credit for $1.0 million, with no maturity date and that was unfunded as of September 30, 2014.
We expect to meet our future short-term operating liquidity requirements through net cash provided by our current operations (and draws from our revolving credit facility). We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of interest on our indebtedness, and the quarterly fee and incentive fee to RCS Capital Management.
Our initial public offering of our Class A common stock, which closed in June 2013, resulted in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. Our follow-on public offering of our Class A common stock, which closed in June 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $374.2 million. Our concurrent private offering of our Class A common stock, which closed on June 10, 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. We have used and expect to use cash available from these offerings of our Class A common stock, the Cetera financings, ongoing operations and draws from our revolving credit facility to fund cash requirements for the recent and the pending acquisitions and for general corporate purposes.
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
Regulated Subsidiaries
Our broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Certain of our broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 2% of aggregate debit items. As of and during the nine months ended September 30, 2014 and the year ended December 31, 2013 all of our subsidiaries that were under our control or under common control were in compliance with their net capital requirements. See Note 18 to our unaudited consolidated financial statements for more information.
Dividends
At the present time, we do not expect to pay quarterly dividends on our Class A common stock (including Class A common stock issued pursuant to restricted stock awards) or on our convertible preferred stock, as our ability to pay cash dividends is restricted due to negative covenants in the Bank Facilities. During the three months ended September 30, 2014, we did not declare any dividends or dividend equivalents on our Class A common stock (including Class A common stock issued pursuant to restricted stock awards) for this reason.
During the nine months ended September 30, 2014, we declared $16.5 million, in dividends and dividend equivalents on our Class A common stock (including Class A common stock issued pursuant to restricted stock awards). During the three and nine months ended September 30, 2013, we declared $0.5 million and $0.9 million in dividends and dividend equivalents on our Class A common stock.
During the three and nine months ended September 30, 2014, we declared $4.7 million and $8.0 million, respectively, in dividends on our convertible preferred stock, which was recorded during the period. During the nine months ended September 30, 2014, we also recorded $0.3 million in dividends on the LTIP units. The LTIP units were entitled to a catch-up dividend when the units were determined to have been earned on April 28, 2014. During the three and nine months ended September 30, 2013, the holders of the LTIP units waived their dividend rights.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Cash Flows
As of September 30, 2014, we had cash balances of approximately $272.4 million and as of December 31, 2013, we had cash balances of approximately $70.1 million.
Our cash flows are complex, particularly because of the impact and timing of acquisitions. As a result, traditional cash flow analysis may not be a particularly useful method to evaluate our liquidity position.
Net cash used in operating activities was $72.2 million for the nine months ended September 30, 2014. Net cash provided by operating activities was $56.0 million for the nine months ended September 30, 2013. The difference between the cash used in operating activities for the nine months ended September 30, 2014, as compared to the cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital Securities, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of related party and non-related party products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly. The Company’s change in the deferred revenue was driven by the timing of the Cetera acquisition, which closed on April 29, 2014. Cetera collects quarterly advisory fees in the first month of a quarter and then recognizes that revenue over the course of the quarter. The change in other liabilities reflects payments made to certain Cetera employees as a result of the automatic vesting of share-based compensation in connection with the change in control.
Net cash used in investing activities was $1.0 billion for the nine months ended September 30, 2014. Net cash provided by investing activities was $31.3 million for the nine months ended September 30, 2013. The net cash used in investing activities for the nine months ended September 30, 2014 was primarily a result of payments made for acquired businesses. The investing activities for the three months ended September 30, 2013 included the purchase of property and equipment and purchases and sales of available-for-sale securities. Additionally, the Company acquired all of the equity interests in First Allied from RCAP Holdings exchange for 11,264,929 shares of Class A common stock. As a result of the acquisition, the Company obtained First Allied’s cash and cash equivalents of $40.7 million as of September 25, 2013.
Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2014. Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2013.The financing activity for the nine months ended September 30, 2014 was driven by our follow-on public offering, our concurrent private offering of common stock, the issuance of term loans, our issuances of convertible notes and issuances of convertible preferred stock. Our follow-on public offering of our Class A common stock, which closed on June 10, 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $374.2 million. Our concurrent private offering of our Class A common stock to Luxor, which closed also on June 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. On April 29, 2014, in connection with the closing of the Cetera acquisition, we issued convertible notes and convertible preferred stock to Luxor. Additionally, the Company entered into a senior secured first lien term loan facility and a senior secured second lien term loan facility to finance the Cetera acquisition.
We expect all current liquidity needs will be met with our available cash and other activities as described above.
During the preparation of the unaudited financial statements as of and for the nine months ended September 30, 2014, we noted that the classification of an earn-out payment was presented as “cash flows used in operating activities” instead of “cash flows used in financing activities” in the previously reported cash flow statement as of and for the six months ended June 30, 2014. This payment was to settle contingent consideration of $12.6 million, made subsequent to Cetera’s acquisition during the second quarter of 2014, related to Cetera’s 2013 acquisition of Tower Square Securities, Inc. and Walnut Street Securities, Inc. We have evaluated the error in the classification of the earn-out payment as “cash flows used in operating activities” instead of “cash flows used in financing activities” and determined that it was not material to the previously issued unaudited financial statements for the six months ended June 30, 2014; however, we have appropriately classified this cash outflow in the unaudited financial statements as of and for the nine months ended September 30, 2014. The cash flow statement for the six months ended June 30, 2014, will be revised in our unaudited financial statements as of and for the six months ended June 30, 2015 to reflect the following:

June 30, 2014
As reported: Net cash used by operating activities	$(43,274)
Revised: Net cash provided used by operating activities	(30,609)
As reported: Net cash provided by financing activities	1,381,419
Revised: Net cash provided by financing activities	1,368,754

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Original Operating Subsidiaries Units for shares of our Class A common stock along with the cancellation of a corresponding number of shares of our Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure our ownership that includes the exchange, our secondary public offering of shares of our Class A common stock, the concurrent private placement and the recent and pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and intangible assets of the Original Operating Subsidiaries with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as a tax-free Section 351 contribution, there will be no reduction in our tax liability, and as such we would not be required to make any payments under the tax receivable agreement. However, if the exchange is deemed to be a taxable transaction, each of the Original Operating Subsidiaries intends to have an election under Section 754 of the Code in effect for each taxable year in which a taxable exchange occurs, pursuant to which each exchange is expected to result in an increase in the tax basis of the tangible and intangible assets of each such operating subsidiary with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets. As of September 30, 2014, the tax receivable agreement had no impact to the financial statements as no triggering event has occurred.
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

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
Contractual Obligations
We had significant changes in contractual obligations during 2014, reflecting the fact that we incurred borrowings under the Cetera financings as described below.
We lease certain office space and equipment under various operating leases. See Note 17 of the unaudited Consolidated Financial Statements for more information.
The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years, or the revolving facility. As of the closing of the Bank Facilities and as of September 30, 2014, approximately $575.0 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and no amount was outstanding under the revolving facility. On July 21, 2014, we utilized $1.1 million from the revolving credit facility in the form of a backstop letter of credit.
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
The Bank Facilities are subject to: (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness, excess cash flow (as described in more detail below; (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments), asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital. As of September 30, 2014, we were in compliance with these covenants.
The Bank Facilities include the requirement to prepay the aggregate principal amount of the Bank Facilities in the amount of 50% of “Excess Cash Flow” (as defined in the Bank Facilities), subject to reduction based on the First Lien Leverage Ratio (as defined in the Bank Facilities).
Our obligations under the Bank Facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of our direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers. We, together with the guarantors, have pledged substantially all of our assets to secure the Bank Facilities, subject to certain exceptions. Subsidiaries that have been acquired must become guarantors and pledge their assets no later than 60 days after such acquisition.

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
Our broker-dealer, RIA and investment management subsidiaries earn fees based on the levels of assets being managed. These fees can be subject to fluctuations due to changes in market risk.
We have investments in related-party mutual funds that may expose us to market risk.

RCS Capital Corporation and Subsidiaries
September 30, 2014

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
Change in Internal Control over Financial Reporting
During 2014, we completed the acquisitions of eight entities. Given the different business processes, locations, and people, introduced into the Company by these acquisitions, certain of our internal controls over financial reporting, or the people executing those controls, changed. We believe we have maintained appropriate internal controls over financial reporting during the period of change and that our internal control over financial reporting has not been, and is not reasonably likely to be materially affected.

RCS Capital Corporation and Subsidiaries
September 30, 2014

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in “Note 17 - Legal Proceedings related to business operations,” “Note 17 - ARCP Litigation,” “Note 17 - Summit Litigation” and “Note 17 - American Realty Capital Healthcare Trust Litigation” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
Information regarding our risks is set forth under the heading “Risk Factors” in the prospectus included in our Registration Statement on Form S-1, as amended (File No. 333-193925), and is incorporated herein by reference. The potential impact of ARCP’s announcement concerning its previously issued financial statement is addressed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
In connection with the closing of the acquisition of certain assets of Trupoly Inc. on July 17, 2014, the Company issued 33,652 shares of Class A common stock as consideration (based on $725,000 in consideration payable in shares of Class A common stock at a price of $21.544 per share, the average closing price of Class A common stock on the NYSE for the ten trading days prior to the closing date).
The shares of Class A common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The shares of Class A common stock were issued to Trupoly, Inc. (now known as 13 Raiders, Inc.), which was an accredited investor.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in the Form 10-Q.

RCS Capital Corporation and Subsidiaries
September 30, 2014

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	November 14, 2014	By:	/s/ EDWARD M. WEIL, JR.
Edward M. Weil, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 14, 2014	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
September 30, 2014

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1(1)
Side Letter to Membership Interest Purchase Agreement, dated as of August 29, 2014, by and among Validus/Strategic Capital Partners, LLC, Strategic Capital Companies, LLC and Carter Validus Holdings I, LLC, as sellers, Mario Garcia, Jr., as the sellers’ representative.

3.1(2)	Third Amended and Restated Certificate of Incorporation of RCS Capital Corporation.
4.1	Second Supplemental Indenture dated as of August 1, 2014 to the Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
10.1
Amendment No. 2, dated as of August 1, 2014, to the Securities Purchase Agreement, dated as of April 29, 2014, among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group, LP and certain other investors identified therein.

10.2
Third Amendment, dated as of August 5, 2014, to the Exchange Agreement, between RCS Capital Corporation and RCAP Holdings, LLC, dated as of June 10, 2013, as amended on February 11, 2014 and May 8, 2014.

10.3†	Equity Purchase Agreement, dated as of September 30, 2014, between RCS Capital Corporation and ARC Properties Operating Partnership, L.P.
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
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________

†	Pursuant to Item 601(b)(2) of Regulation S-K, RCS Capital Corporation agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

(1)	Incorporated by reference to RCS Capital Corporation’s Registration Statement on Form S-3 (Reg. No 333-199016), filed with the SEC on September 30, 2014.

(2)	Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2014.