Form 10-K
period 2014-12-31
RCS Capital Corp
filed 2015-03-11
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-35924
RCS Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-3894716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(866) 904-2988
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Name of each exchange on which registered:
Common Stock, $0.001 par value per share		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2014 was approximately $696.3 million based on the New York Stock Exchange closing price for such shares on that date and assuming for this purpose that only directors and executive officers of the registrant and RCAP Holdings, LLC (the holder of sole outstanding share of Class B common stock and thereby the holder of a majority of the voting power of outstanding common stock of the registrant) and its members are treated as affiliates for these purposes.
The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on March 6, 2015 was 73,657,002 shares and one share, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-K
December 31, 2014

i

WHERE YOU CAN FIND MORE INFORMATION
Our website is www.rcscapital.com. We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We have adopted, and posted on our website, a Code of Ethics for our executive officers, directors and employees and Corporate Governance Guidelines for our directors.
Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements:

•
the perceived or actual impact on our business of the events relating to the announcement concerning certain accounting errors by American Realty Capital Properties, Inc. (“ARCP”), an unaffiliated company;

•	our ability to integrate businesses we have acquired in our recent and pending acquisitions with our previously existing businesses;

•	whether and when we will be able to realize the anticipated benefits from our recent and pending acquisitions;

•	our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs;

•	significant dilution could result from future issuances of Class A common stock;

•	future sales of our Class A common stock could lower the market price of our Class A common stock;

•	adverse developments in the direct investment program industry;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	substantial fluctuations in our financial results;

•	our ability to retain our senior professionals and key management personnel of businesses we acquired or will acquire in recent and pending acquisitions;

•	pricing and other competitive pressures;

•	changes in laws and regulations and industry practices that adversely affect our business;

•	incurrence of losses in the future;

•	competition from larger firms;

•	limitations on our access to capital;

•	malfunctioning or failure in our operations and infrastructure;

•	failure to achieve and maintain effective internal controls; and

•
the factors included in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K, including those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The forward-looking statements included in this Annual Report on Form 10-K reflect our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

ii

RCS Capital Corporation and Subsidiaries
December 31, 2014

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see “Risk Factors.” We disclaim any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except as required by law.
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

•
Unless otherwise indicated or the context requires otherwise, in this Annual Report on Form 10-K, references to “our company,” “we,” “us” and “our” mean RCS Capital Corporation and its consolidated subsidiaries.

iii

RCS Capital Corporation and Subsidiaries
December 31, 2014

Item 1. Business
Overview
We are an integrated financial services company principally focused on retail investors. We are engaged in the following businesses: the provision of retail advice through independent channel broker-dealers and registered investment advisers, wholesale distribution, investment banking, capital markets, investment management and investment research.
Our retail advice business is conducted through a network of independent channel broker-dealers and registered investment advisers acquired during 2014 which operate collectively under the marketing brand of “Cetera Financial Group” (each individually, a “Retail Firm,” and, collectively, our “Retail Firms” or “Cetera Financial Group”). Each Retail Firm operates independently under its own brand and management, but with certain shared services with other Retail Firms. According to Financial Planning Magazine in June 2014, Cetera Financial Group is the second largest network of independent channel financial advisors in the United States based on the number of registered representatives associated with our Retail Firms. We believe the scope and scale of Cetera Financial Group provides substantial competitive advantages for our Retail Firms, allowing us to provide a broader range of investment products and advisory programs, and invest greater resources in financial advisor training and business development while creating a more attractive platform for the recruitment and retention of financial advisors.
Through our wholesale distribution firms, we are also a leading distributor of direct investment programs in the United States. Our wholesale distribution firms serve as dealer manager or wholesale distributor for public offerings of direct investment programs, consisting primarily of non-traded real estate investment trusts (“REITs”), business development companies (“BDCs”) and registered investment companies, with a focus on alternative investments.
Other highlights of our business include:

•
9,023 financial advisors serving approximately 2.0 million client accounts with $214.2 billion in assets under administration as of December 31, 2014, before giving effect to the completion of two pending acquisitions;

•	$7.8 billion in equity capital raised for direct investment programs and registered investment companies distributed by us during 2014;

•	$2.1 billion in revenue during 2014, including $1.4 billion from Cetera Financial Group, $681.6 million from our wholesale distribution platform and $25.3 million from our other businesses.
Corporate Structure
We are a holding company that was incorporated in Delaware on December 27, 2012. We engage in business through the following operating subsidiaries:
Retail Firms

•
Cetera Financial Holdings, Inc. (“Cetera”). Cetera provides independent broker-dealer services and advisory programs through registered broker-dealers and investment advisers under the brands “Cetera Advisors,” “Cetera Advisor Networks,” “Cetera Financial Institutions,” “Cetera Financial Specialists,” “Cetera Investment Advisors” and “Cetera Investment Management.” We completed our acquisition of Cetera in April 2014. As of December 31, 2014, Cetera had approximately 6,700 financial advisors across the United States, $154.8 billion in assets under administration and approximately 1,350,000 individual retail investor clients.

•
First Allied Holdings Inc. (“First Allied”). First Allied provides independent broker-dealer services and advisory programs through registered broker-dealers and investment advisers under the brands “First Allied,” “First Allied Asset Management,” “First Allied Advisory Services” and “First Allied Retirement Services.” Under the brand “The Legend Group,” First Allied provides 403(b) plans, which are retirement savings plans for employees of specific tax-exempt organizations such as health care organizations and colleges and universities. We completed our acquisition of First Allied in June 2014. As of December 31, 2014, First Allied had approximately 1,200 financial advisors across the United States, $35.1 billion in assets under administration and approximately 500,000 individual retail investor clients.

•
Investors Capital Holdings, Ltd. (“ICH”). ICH provides independent broker-dealer services and advisory programs through a registered broker-dealer and an investment adviser under the brand “Investors Capital.” We completed our acquisition of ICH in July 2014. As of December 31, 2014, ICH had approximately 450 financial advisors across the United States with a concentration in the northeast, $9.4 billion in assets under administration and approximately 125,000 individual retail clients.

RCS Capital Corporation and Subsidiaries
December 31, 2014

•
Summit Financial Services Group, Inc. (“Summit”). Summit provides independent broker-dealer services and advisory programs through a registered broker-dealer and an investment adviser under the brand “Summit Financial Services.” We completed our acquisition of Summit in June 2014. As of December 31, 2014, Summit had approximately 300 financial advisors providing securities brokerage and investment retail advice across the United States with a concentration in the southeast, $10.3 billion in assets under administration and approximately 50,000 individual retail investor clients.

•
J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (collectively, “J.P. Turner”). J.P. Turner provides independent broker-dealer services and advisory programs through a registered broker-dealer and an investment adviser under the brand “J.P. Turner & Company.” We completed our acquisition of J.P. Turner in June 2014. As of December 31, 2014, J.P. Turner had approximately 300 financial advisors across the United States with a concentration in the southeast, $4.6 billion in assets under administration and approximately 45,000 individual retail investor clients. J.P. Turner also offers a variety of other investment services, including investment banking and private placements.

•
VSR Financial Services, Inc. (“VSR”). In August 2014, we entered into an agreement to acquire VSR. When the acquisition is completed, which is expected to occur during March 2015, VSR will become a member of the network of Retail Firms. As of December 31, 2014, VSR had approximately 274 financial advisors across the United States, $12.5 billion in assets under administration.

•
Girard Securities, Inc. (“Girard”). In August 2014, we entered into an agreement to acquire Girard. When the acquisition is completed, which is expected to occur during March 2015, Girard will become a member of the network of Retail Firms. As of December 31, 2014, Girard had approximately 223 financial advisors across the United States, $9.4 billion in assets under administration.

Wholesale Distribution

•
Realty Capital Securities. Realty Capital Securities’ primary business is serving as the exclusive dealer manager for public offerings of direct investment programs and the distributor of registered investment programs including open and closed end mutual funds. We acquired Realty Capital Securities in connection with our initial public offering in June 2013. Additionally, under the name “RCS Capital,” Realty Capital Securities provides investment banking and capital market services.

•
StratCap. StratCap provides distribution, advisory and operational services with respect to non-exchange traded direct investment programs and is a wholesale broker-dealer focused on direct investment programs. We completed our acquisition of StratCap in August 2014.

•
Hatteras. Hatteras is the sponsor of, investment adviser to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered as investment companies with the SEC. We completed our acquisition of Hatteras in June 2014. As of December 31, 2014, Hatteras had approximately $2.5 billion in assets under management and a product portfolio that includes seven open-end mutual funds and one closed-end fund.

Other Businesses

•
RCS Advisory Services, LLC (“RCS Advisory”). RCS Advisory provides a range of transaction management services to direct investment programs and their sponsors, including legal, marketing, investor relations, public relations and event planning services. We acquired RCS Advisory in connection with our initial public offering in June 2013.

•
American National Stock Transfer, LLC (“ANST”). ANST is registered as a transfer agent with the SEC and acts as registrar and transfer agent for direct investment programs and registered investment companies sponsored, co-sponsored or advised by our affiliated companies. We acquired ANST in connection with our initial public offering in June 2013.

•
SK Research, LLC (“SK Research”). We launched SK Research in March 2014 as the initial component of a new research division dedicated to alternative investment programs. SK Research provides comprehensive due diligence services on a wide array of alternative investment programs. SK Research seeks to provide broker-dealers and financial advisors with research and analytic resources necessary to evaluate the viability, utility and performance of alternative investment programs.

•
We Are Crowdfunding. We Are Crowdfunding serves as a portal for direct investments that allows investors and potential investors to browse prescreened investments. We established We Are Crowdfunding following the acquisition in July 2014 of substantially all the assets of Trupoly, Inc. (“Trupoly”). We expect We Are Crowdfunding to serve as a portal for crowdfunding investments in the future.

•
Docupace Technologies, LLC (“Docupace”). Docupace provides a secure electronic processing platform for financial institutions and wealth management firms, including certain of our Retail Firms and our financial advisors. We completed our acquisition of a majority equity interest in Docupace in November 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Source of Growth
During 2014, we completed the acquisitions or launched the operations of ten operating subsidiaries, five of which are Retail Firms, and entered into agreements to acquire two more businesses that will become Retail Firms following the expected completion of their acquisitions by us in March 2015. We refer to the businesses we have acquired or launched during 2014 and expect to acquire in March 2015, collectively, as the “acquired businesses” and to the transactions in which they were or will be acquired as the “recent and pending acquisitions.”
We intend to continue to grow by:

•
Expanding our financial advisor base organically and through recruiting. We intend to expand the Retail Firms organically by recruiting new financial advisors to the Retail Firm’s platform, who we believe will be attracted by access to advanced technology and wealth management solutions, with emphasis on risk management. The Retail Firms also intend to aggressively recruit financial advisers through offering tailored recruitment and retention incentives, such as business growth loans. We are also in the process of consolidating IT structures and technology across the Retail Firms to lay the groundwork for implementation of more advanced technology and productivity tools for financial advisors, which we believe will help our financial advisors to better serve their clients.

•
Maintaining independent cultures at our Retail Firms while leveraging scale. Our Retail Firms operate independently under their own brands and management, but with common shared services, back-office and support infrastructure. We believe that preserving the independent culture of each Retail Firm maintains the value of individual brands while taking advantage of economies of scale and synergies across multiple Retail Firms. This operational independence also facilitates our multi-brand strategy. We believe maintaining multiple Retail Firms allows us to preserve the value of each brand and enables the Retail Firms’ access to support structures not otherwise available to each Retail Firm individually.

•
Expanding our wholesale distribution and investment banking businesses to new sponsors of direct investment programs and other investment products. We believe we have established ourselves as a leading investment bank and wholesale distributor in the direct investment programs market. The wholesale distribution and investment banking businesses plan to leverage this strength to expand relationships with new sponsors of direct investment programs and registered investment companies, as well as adding to the range of services that are provided. At the same time, we will continue leveraging our relationship with our affiliate, AR Capital, LLC, and, to the extent applicable, the American Realty Capital group of companies (collectively “American Realty Capital”), which were founded in 2007 by Nicholas S. Schorsch, the former executive chairman of our board of directors, and William M. Kahane, our former chief executive officer and a former member of our board of directors, to provide sponsors and advisors of direct investment programs with strategic and financial advice in connection with the formation, distribution, maintenance and liquidation phases of their offerings.

•
Acquiring or developing complementary businesses: We plan to continue to grow our core businesses through both organic and strategic acquisition opportunities. We may selectively pursue acquisitions of businesses or infrastructure complementary to our businesses, including, potentially, registered investment adviser operations, one or more FINRA‑member entities or other businesses that we consider synergistic to our overall strategy because we intend to integrate them into Cetera Financial Group or one of our other businesses.

Independent Retail Advice
Through financial advisors, the Retail Firms offer independent retail advice, financial products and investment solutions to “mass affluent” individuals and households, which we define as individuals and households with $100,000 to $1,000,000 of investable assets. As of December 31, 2014 and giving effect to the expected completion of our acquisitions of VSR and Girard in March 2015, our Retail Firms serve clients with $236.4 billion in assets under administration through 9,520 financial advisors.
Each Retail Firm we acquired in 2014 has continued to be managed independently under its own brand while benefiting from centralizing certain back-office functions, shared services and support infrastructure. Independent management of individual brands facilitates one of our priorities in integrating the acquired businesses: minimizing the disruption to the operations and ongoing businesses of our financial advisors. This operational independence also facilitates our multi-brand strategy. We believe maintaining multiple Retail Firms allows us to preserve the value of each brand and enables the Retail Firms’ to access support structures not otherwise available to each Retail Firm individually. At the same time, by centralizing certain back-office functions and support systems, we intend to reduce costs and operating risks, strengthen our risk management and deliver services to help our financial advisors grow their businesses. As an example of the benefits available under our network, during September 2014, we negotiated a comprehensive clearing agreement with Pershing LLC on more favorable terms than previously available.
Each of our Retail Firms provides independent groups of affiliated financial advisors or other financial professionals with the technology, infrastructure and other support and services they need to serve their clients. Each Retail Firm also provides its financial advisors with a wide array of practice development and operational support services that we believe help those financial advisors launch new relationships and strengthen existing ones.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Financial Advisors
The financial advisors of our Retail Firms are licensed- and registered- financial professionals who provide investment and wealth management advice and services primarily to mass affluent clients. These financial advisors have the ability to manage their own operations and focus on distinct areas of the investment business (both in terms of products and services), subject to compliance and supervisory oversight. Our financial advisors include traditional financial advisors, certified public accountants who conduct a securities business through one the Retail Firms, financial advisors who are deployed in bank channels through networking agreements, and independent registered investment advisers who are associated with the Retail Firms as registered representatives, among others, many of whom operate out of offices that they maintain. Financial advisors engaged in the securities broker-dealer or investment advisory businesses are registered with the SEC, the Financial Industry Regulatory Authority (“FINRA”) or state regulatory bodies, as required. Depending on the registration status of our financial advisors they may offer commission-based investment products through our broker-dealer subsidiaries and/or fee-based investment advisory services through our investment adviser subsidiaries. Certain of our financial advisors also may engage in other outside activities, such as fixed insurance sales, appraisal services and tax planning activities, which may not require licensing or registration with a broker-dealer or investment adviser.
As of December 31, 2014, Retail Firm financial advisors deliver their services through approximately 6,050 branch offices located throughout all 50 states, Washington, D.C. and Puerto Rico. We believe our financial advisors are viewed as local providers of independent advice, but with access to the knowledge and resources of a nationwide network.
We believe that many of our financial advisors have entrepreneurial aspirations and are attracted to the flexibility, control and economics inherent in the independent channel retail firm model. Almost all our financial advisors are independent contractors, operating under their own business name or the brand name of one of the Retail Firms, and the Retail Firms provide them with the necessary infrastructure and support they need to conduct their operations in exchange for a percentage of the commissions and advisory fees generated through products and services provided to their clients. Because our financial advisors bear the responsibility for their own operating expenses (including rent, utilities, furniture, equipment, employee wages and benefits and general office supplies), they generally receive a higher percentage of commissions or advisory fees generated, as compared to the percentage of commissions or advisory fees received by financial advisors in traditional brokerage settings or “wirehouses” in which they would not be responsible for a similar portion of their operating expenses.
We require financial advisors who independently operate their offices to possess a sufficient level of experience. As of December 31, 2014, the average tenure of our financial advisors in financial services was approximately eighteen years, and 50.5% of them have been working with one of our Retail Firms for over five years. We believe that the ability to cultivate and grow these longstanding relationships is a key strength of our Retail Firms. A majority of the new financial advisors that we recruit are experienced and join us from a broad range of firms including wirehouses, regional and insurance broker-dealers, banks and other independent firms. This level of industry experience allows us to focus on supporting and enhancing our financial advisors’ businesses without needing to provide basic training or subsidizing financial advisors who are new to the industry.
We give licensed and accredited insurance agents, financial planners, accountants and other financial professionals the opportunity to expand their ability to offer securities products and investment advisory services to their clients. When our financial advisors provide financial planning services to their clients, they evaluate a client’s financial needs and objectives and develop a detailed, customized, financial plan, and advise the client on proper implementation of the plan (which may include recommendation of the purchase or sale of securities and/or a fee-based advisory account through one of the Retail Firms’ broker-dealers and/or investment advisers).
Many financial advisors are also appointed agents of insurance companies. While some of our financial advisors may transact fixed insurance business as an outside business activity, all variable insurance business must be placed through a broker-dealer, and for this reason all of the Retail Firms’ broker-dealers are licensed as insurance agencies, and certain affiliates that are not broker-dealers are also licensed as insurance agencies.
Technology and Infrastructure
We support our financial advisors by providing comprehensive and, in many cases, highly automated front-, middle- and back-office solutions, which we believe enable our financial advisors to focus on their clients while successfully and efficiently managing the complexities of running their own investment businesses. Our financial advisors rely on the infrastructure and technology of our Retail Firms and our centralized systems to manage client relationships and complete a range of activities, including client intake, reporting, account management, and document retention.

RCS Capital Corporation and Subsidiaries
December 31, 2014

While all the Retail Firms have a range of tools supporting customer relationship management, account aggregation, market intelligence and customized reporting, financial planning, wealth management and portfolio construction, as part of its integration work, we are evaluating which tools currently available only to particular Retail Firms should be implemented across all of our Retail Firms. For example, we are making the Pentameter™ practice management platform and integrated business consulting process, which has only been available to the broker-dealers that were part of First Allied prior to its acquisition by us, available across the entire platform of Retail Firms. Pentameter™ provides financial advisors with enhanced business consulting capabilities to help with advisor business needs including succession planning, hiring, and managing and developing professional resources. In addition, in the first quarter of 2015, we made the Connect2Clients® (“C2C”) marketing portal, which had previously only been available to the broker-dealers that were part of Cetera prior to its acquisition by us, available across the entire platform of Retail Firms.
Using our Retail Firms’ current technology, financial advisors are able to conduct a number of activities including opening new accounts, monitoring existing accounts, updating client accounts, initiating and executing trades, viewing and downloading commission data, downloading client data, delivering statements and confirmations electronically, and delivering research reports and responding to inquiries on companies, securities as well as other financial topics. The Retail Firms are in the midst of transitioning to an integrated IT infrastructure, including a common data center and network, integrated telephony and email systems. The integration of the back-office and support systems of the Retail Firms is ongoing.
Practice Development and Operational Support
Cetera Financial Group provides our financial advisors with a wide array of practice development and operational support services which are designed to help our financial advisors launch new relationships and strengthen existing ones. The support services include the following:

•	continuing education and support that emphasizes long-range aspects of financial planning and investment, which we believe enables our financial advisors to better inform and serve their clients;

•
advertising and public relations assistance (including FINRA-approved marketing materials, corporate and product brochures, client letters and website assistance) in order to enhance their profiles, increase public awareness of our financial advisors and the products and services they offer, and to bolster their professional stature in the public’s eye;

•	a growth loan program which provides our financial advisors with access to capital in various forms, including, in some cases, forgivable loans, to grow their practices;

•	tools that allow financial advisors to track clients and identify prospects and to distribute recent market commentaries and newsletters;

•
online learning center and forum style programs, including annual symposiums, local events and monthly conference calls, which introduce new investment strategies and improve wealth management skills; and

•	support for paperless-office imaging, workflows, and document storage, including through the use of Docupace’s services.
Cetera Financial Group also provides financial advisors with access to C2C, a turn-key marketing program designed by us to help our financial advisors build and grow their business through strengthening personal connections. C2C enables financial advisors to reach out to clients and prospective clients, and network with business professionals, utilizing a variety of tools and resources available within the C2C program. C2C includes a marketing library of over 3,000 marketing materials, much of which can be branded with our financial advisors’ custom information. C2C also assists financial advisors in connecting with clients, prospects and business professionals through social networking through C2C’s monitoring and archiving financial advisor’s social networking activity. Financial advisors also have access to thought-leadership, implementation resources and training to help them effectively engage on social media channels, such as LinkedIn, Facebook and Twitter.
Compliance and Supervision
Our financial advisors are subject to compliance and supervisory requirements through the broker-dealers and investment advisers with whom they are associated. They receive additional support and oversight at the enterprise level. We believe our compliance and supervisory policies, procedures and controls are reasonably designed to achieve and monitor compliance with applicable laws, regulations, rules and other regulatory requirements, including suitability of customer investments, managing conflicts of interest, and disclosure obligations regarding products and services as well as anti-money laundering protocols, among other matters.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Each of our financial advisors is required to obtain the appropriate licenses to conduct the type of securities or advisory business in which he or she engages, and to register in the various states in which he or she solicits customers and to remain in good standing in those jurisdictions and with the SEC and FINRA. Each of our broker-dealer and investment adviser firms has its own chief compliance officer and maintains its own compliance program. In addition, we provide shared services across all our Retail Firms, performing enterprise-level regulatory compliance functions, such as anti-money-laundering, surveillance, product due diligence and compliance and risk oversight. We also provide training and education on new products, new regulatory guidelines, compliance and risk management tools, security policies and procedures, anti-money laundering and best practices to our financial advisors and assist them in responding to any regulatory inquiries.
We maintain professional liability “errors and omissions” insurance policies which generally provide a limited degree of coverage for certain actions taken and/or omissions made by our financial advisors, employees and other agents in connection with the purchase and sale of securities and the rendering of financial advice. In addition, we maintain a fidelity bond that provides for the reimbursement of losses incurred through certain dishonest acts by our financial advisors or employees.
Financial Products and Retail Advice
The financial products that are available through our Retail Firms allow our financial advisors to offer traditional brokerage services as well as access to fee-based retail advice, wrap-fee programs, portfolio management services and managed account programs. In some instances, our financial advisors also provide advisory and consulting services to retirement plans.
We provide our Retail Firms access to a wide range of financial products, including mutual funds, fixed and variable annuities, alternative investments, equity and fixed income securities, and other financial products from a wide range of sponsors, including products sponsored by our affiliate, American Realty Capital, and our subsidiaries, Hatteras and StratCap. All the products offered through our Retail Firms are reviewed by a shared service centralized due diligence team under the auspices of a centralized due diligence committee. If a product is approved, our Retail Firms are then, in turn, able to determine independently whether they will offer the approved product to their financial advisors, who then, in turn, are able to select independently which of these products they recommend to their clients. SK Research provides additional diligence support for most alternative products, which is evaluated by the due diligence team and due diligence committee.
We believe our scale and experience in serving the investment needs of mass affluent investors provides us with an enhanced understanding of the products they demand. We tailor our product suite and support services in a manner that is intended to best position our Retail Firms and financial advisors to meet their clients’ needs.
We have entered into, and expect to continue to enter into, strategic partner revenue sharing agreements with a variety of product sponsors, including mutual fund, variable annuity, third-party asset managers, and alternative investment firms, to support ongoing marketing and administration and education of our Retail Firms’ employees and financial advisors, and, as our Retail Firms expand, we believe our broad distribution capabilities and scale will enable us to achieve more favorable terms and better access for these investment products.
We offer specialized product training to our financial advisors and help them develop marketing strategies, which gives our financial advisors tools they need to develop more tailored investment solutions for their clients and improve the market penetration of financial products that are offered through the Retail Firms. This product training is also part of our supervisory and compliance efforts to further educate our financial advisors about the products they sell and appropriate sales practices.
Institutional Services
Through Cetera Investment Services LLC (d/b/a Cetera Financial Institutions), our self-clearing broker-dealer subsidiary, Cetera Financial Group provides customized retail investment services through networking agreements with banks and credit unions. In addition, many of the other Retail Firms provide the same retail investment services through networking agreements on a fully disclosed basis through clearing firms. For these institutions, whose core capabilities may not include investment and financial planning services, or who find the technology, infrastructure and regulatory requirements to be cost prohibitive, we provide their customers with investment services through financial advisors located on or off the premises of the institutions. These arrangements allow the institutions to focus their efforts and capital on their core businesses.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Clearing
Except for Cetera Investment Services LLC (d/b/a Cetera Financial Institutions), our self-clearing broker-dealer subsidiary, our Retail Firms use third-party clearing firms on a fully disclosed basis to execute and clear securities transactions on behalf of financial advisors’ clients. A majority of the securities business of the introducing firms within the Retail Firms is cleared through, and custodied at, Pershing LLC, although many of the Retail Firms’ broker-dealers have agreements with other clearing firms which provide clearance and custody services. Pershing LLC and other third-party clearing brokers provide services including billing, credit extension, trade execution and receipt, custody and delivery of customer securities and funds. SIPC coverage protects client accounts up to $500,000 per customer, including up to $250,000 for cash. Pershing LLC and other third-party clearing brokers also maintain excess securities bonds, “Excess SIPC,” providing additional protection. Pershing LLC and other third-party clearing brokers also lend funds to clients of our financial advisors subsidiaries through the use of margin credit. These loans are made to clients on a secured basis, with Pershing LLC and other third-party clearing firms maintaining collateral in the form of saleable securities, cash or cash equivalents. We have agreed to indemnify Pershing LLC and other third-party clearing firms for losses they may incur on these credit arrangements.
Sources of Revenue
The following chart shows the sources of Cetera Financial Group’s revenues during 2014:
_____________________
(1) Transactional commissions. Commission revenue is derived from the sales of financial products for which we and our financial advisors receive an upfront, one-time commission at the point of sale.
(2) Trails. Trail revenue is from commissions paid out over time and products that charge fees, such as 12b-1 fees charged for marketing expenses by mutual funds, based on the value of the assets invested in the product at periodic (e.g. quarterly or annual) measurement dates and pay a portion of such fees to our Retail Firms.
(3) Advisory fees. Advisory fee revenue is earned on assets in managed accounts or non-discretionary asset-based programs. These fees are computed based on assets held under management by financial advisors for their clients and are generally measured at quarterly measurement dates.

RCS Capital Corporation and Subsidiaries
December 31, 2014

(4) Asset-based fees. Asset-based fee revenue is earned based on the level of assets held under administration by financial advisors for their clients for reasons not directly related to advisory services, such as cash sweep revenue and sponsorship fees from strategic partners.
(5) Transaction and other. Transaction & Other Commission revenue is revenue from sources not covered by any of the other categories listed above, such as affiliation and technology fees paid by our advisors, execution fees, maintenance fees, insurance and margin interest.
Wholesale Distribution and Other Businesses
Since its inception in 2007, Realty Capital Securities has focused on providing financial products and investment solutions through its wholesale distribution of non-traded REITs, BDCs and other direct investment programs sponsored, co-sponsored or advised by our affiliate, American Realty Capital. We launched ANST and RCS Advisory prior to our initial public offering in June 2013 to provide investment banking, capital markets, transaction management and transfer agency services, primarily for non-traded REITs and other direct investment programs sponsored, co-sponsored or advised by our affiliate, American Realty Capital. During 2014, we acquired StratCap and Hatteras, which became part of our wholesale distribution business. Realty Capital Securities, StratCap and Hatteras operate independently under separate brands and management. Also during 2014, we acquired a majority equity interest in Docupace, which provides a secure electronic processing platform for financial institutions and wealth management firms, including certain of our Retail Firms and our financial advisors, and established SK Research, the first component of our new research division, and We Are Crowdfunding, which currently serves as a portal for direct alternative investments and which we expect will serve as our crowdfunding platform in the future.
Wholesale Distribution
During the year ended December 31, 2014, our wholesale distribution business, which includes the results of StratCap and Hatteras from the date they were acquired by us, raised $7.4 billion in equity capital. As of December 31, 2014, we were distributing 17 direct investment programs, with a focus on non-traded REITs, and 13 registered investment companies, with a focus on liquid alternatives.
We define direct investment programs as investment programs which provide for flow-through tax treatment under U.S. tax law, including, but not limited to, REITs and BDCs that offer publicly registered, but non-traded, securities, and other types of real estate programs and oil and gas programs. Generally, securities issued in a direct investment program are not listed on a national securities exchange. We define liquid alternatives as investment companies registered under the Investment Company Act of 1940 designed to deliver non-correlating or alternative strategies to retail investors through a fund structure that offers liquidity, simplified tax reporting and other features.
Hatteras distributes registered investment companies that are sponsored by Hatteras, with a focus on liquid alternatives. The results of operations of Hatteras, including revenues and expenses related to the wholesale distribution of registered investment companies, are included in our Investment Management segment, not our Wholesale Distribution segment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We believe that we have built a wholesale platform that can continue to be expanded to sell a larger number of differentiated investment offerings. We believe our wholesale distribution platform has achieved considerable economies of scale and scope over its operational history and, given embedded competencies and relevant experience of its personnel, is well-positioned to realize continued growth in sales and broadened product base.
Direct Investment Programs
Realty Capital Securities and StratCap provide exclusive dealer manager services for affiliated and non-affiliated public, non-traded securities offerings, primarily for non-traded REITs and BDCs, most of which are sponsored, co-sponsored or advised by American Realty Capital. These offerings are conducted on a “best efforts” or “reasonable best efforts” basis, such that a dealer manager is only required to use its good faith efforts and reasonable diligence to sell the shares and has no firm commitment or obligation to purchase any of the shares. A dealer manager also provides wholesaling services to each program in connection with the distribution of the shares offered pursuant to each program’s prospectus. In limited circumstances, a dealer manager also may sell and may have sold a limited number of shares in such offerings at the retail level.
Substantially all the offerings distributed by Realty Capital Securities relate to direct investment programs sponsored, co-sponsored or advised by our affiliate, American Realty Capital. StratCap holds minority interests in four of the direct investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth direct investment program. Due to these interests, StratCap is entitled to receive a portion of the advisory and incentive performance fees due to the advisors of the direct investment programs it distributes.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We believe that the combination of Realty Capital Securities and StratCap constitute the leading multi-product distribution platform of direct investment program offerings to independent broker-dealers and the retail financial advisor community as measured by total equity capital raised and number of direct investment programs distributed, according to Stanger. As of December 31, 2014, Realty Capital Securities and StratCap were distributing a total of 17 public non-listed direct investment program offerings effective with the SEC and none of their competitors was distributing more than three. For the year ended December 31, 2014 including the results of StratCap from August 2014, the month it was acquired, Realty Capital Securities and StratCap, collectively, had a 34.7% market share measured by equity capital raised of all direct investment programs, according to Stanger. Our market share has declined subsequent to October 31, 2014, which we believe has resulted from the impact of ARCP’s announcement of certain accounting irregularities and other factors, including a liquidity event for one of the investment programs of another sponsor in completed in early January 2015.
Registered Investment Companies
Hatteras manages Hatteras-sponsored open-end registered investment companies and closed-end registered investment companies registered under the Investment Company Act of 1940. Hatteras, through its broker-dealer subsidiary, is the non-exclusive wholesale distributor of these funds. These funds are available through affiliated and unaffiliated channels.
Realty Capital Securities also distributes American Realty Capital-sponsored open-end registered investment companies and closed-end registered investment companies registered under the Investment Company Act.
Selling Group
As the wholesale distributor of interests in direct investment programs and registered investment companies and other securities products, we enter into selling agreements with retail broker-dealers and coordinate the sales process with the retail broker-dealers and registered investment advisers and their financial advisors.
Collectively as of December 31, 2014, Realty Capital Securities, StratCap and Hatteras employed 161 individual wholesalers. These individuals are responsible for promoting sales of products for which we serve as dealer-manager and recruiting new retail broker-dealers and registered investment advisers to sell our products. We are focused on expanding this group by increasing the business we do with existing members and adding new members.
While maintaining separate wholesalers specialized on liquid alternative products and direct investment programs, we are also focused on training our wholesalers so that they can promote other products to selling group members with which they do business.
As of December 31, 2014, we had a selling group of approximately 220 brokerage firms with approximately 1,100 active selling agreements supporting approximately 42,600 financial advisors. Some of these active selling agreements are currently subject to temporary suspensions. See “Risk Factors - Risks Related to our Business -The announcement concerning certain accounting errors by ARCP has resulted in a number of broker-dealer firms temporarily suspending their participation in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us and there can be no assurance that it will not have additional adverse impacts on our results of operations or the market price of our Class A common stock.”
Products Distributed
The offerings distributed by Realty Capital Securities and StratCap as of March 6, 2015 include direct investment programs, which currently consist of 10 public non-traded REITs, three public, non-traded BDCs, an oil and gas program and two public non-traded limited liability companies. The non-traded REIT offerings are sector-specific and consist of healthcare, hospitality, grocery anchored retail, real estate debt, anchored core retail, global sale-leaseback and New York office and retail real estate. The offerings distributed by Realty Capital Securities and StratCap also include four mutual funds, two closed-end interval funds, consisting of a fund that focuses on debt and equity investments in middle market companies, a fund that makes debt investments in broadly syndicated U.S. corporate first lien, floating rate loans and, to a lesser extent, second lien floating rate loans, a real estate securities closed-end interval fund, endowment strategy closed-end interval fund, a BDC open-end fund that invests in equity securities of other BDCs, an open-end fund with a “value” investment approach that invests in dividend paying common stocks and other equity securities of issuers that trade in the U.S. on nationally recognized securities exchanges; a real estate securities open-end fund and a global real estate securities open-end fund. For more details on the current status of each of these offerings, see the tables below.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Programs Sponsored by American Realty Capital

Program	Type of Program	Targeted Investments	Date of First Public Filing with SEC	Aggregate Gross Offering Proceeds Raised as of December 31, 2014	Aggregate Amount Available for Sale as of December 31, 2014	Current Status
American Realty Capital Trust, Inc.	Non-traded REIT	Net lease real estate	September 10, 2007	$1.7 billion	Offering completed in July 2011	Listed on The NASDAQ Global Select Market under the ticker symbol “ARCP” on March 1, 2012; merged with and into Realty Income Corporation on January 22, 2013
New York REIT, Inc. (formerly American Realty Capital New York Recovery REIT, Inc.)	Non-traded REIT	New York City office and retail	November 12, 2009	$1.7 billion	Offering completed in January 2014	Listed on the NYSE under the ticker symbol “NYRT” on April 15, 2014
American Realty Capital Healthcare Trust, Inc.	Non-traded REIT	Healthcare-related properties	August 27, 2010	$1.8 billion	Offering completed in May 2013	Listed on The NASDAQ Global Select Market under the ticker symbol “HCT” on April 7, 2014; merged with and into Ventas Inc. on January 16, 2015
American Realty Capital Daily Net Asset Value Trust, Inc.	Non-traded REIT	Net lease real estate	October 8, 2010	$26.5 million	$1.47 billion	Operational stage
American Realty Capital Trust III, Inc.	Non-traded REIT	Net lease real estate	November 3, 2010	$1.8 billion	Offering completed in October 2012	Merged with and into ARCP on February 28, 2013
American Realty Capital Trust IV, Inc.	Non-traded REIT	Net lease real estate	March 22, 2012	$1.8 billion	Offering completed in April 2013	Merged with and into ARCP on January 3, 2014
American Realty Capital Healthcare Trust II, Inc.	Non-traded REIT	Healthcare-related properties	October 31, 2012	$2.06 billion	Offering completed in October 2014	Operational stage
Realty Finance Trust, Inc.	Non-traded REIT	Commercial real estate debt	January 22, 2013	$383.9 million	$1.62 billion	Offering stage
American Realty Capital Trust V, Inc.	Non-traded REIT	Net lease real estate	March 6, 2013	$1.6 billion	Offering completed	Operational stage
American Realty Capital New York City REIT, Inc.	Non-traded REIT	New York City office and retail	February 26, 2014	$511.0 million	$1.0 billion	Offering stage
Business Development Corporation of America	Business development company	Middle market debt	May 7, 2010	$1.74 billion	$883.9 million	Offering stage
American Energy Capital Partners, LP	Oil and gas limited partnership	Oil and natural gas properties	December 13, 2013	$6.2 million	$1.99 billion	Offering stage
Realty Capital Income Funds Trust	Open-end mutual fund	Real estate related securities	December 28, 2012	$41.1 million(1)	Not applicable	Offering stage
AR Capital Real Estate Income Fund	Open-end mutual fund (a series of Realty Capital Income Funds Trust)	Real estate related assets and securities	December 28, 2012	$47.1 million(1)	Not applicable	Offering stage
AR Capital Global Real Estate Income Fund	Open-end mutual fund (a series of Realty Capital Income Funds Trust)	Real estate related assets and securities	February 27, 2014	$10.2 million(1)	Not applicable	Offering stage
AR Capital Dividend & Value Fund	Open-end mutual fund (a series of Realty Capital Income Funds Trust)	Dividend paying common stocks and other equity securities of issuers that trade in the U.S. on nationally recognized securities exchanges	December 20, 2013	$1.4 million(1)	Not applicable	Offering stage
AR Capital BDC Income Fund	Open-end mutual fund (a series of Realty Capital Income Funds Trust)	Investments in common stocks and other equity securities of business development companies	December 20, 2013	$9.4 million(1)	Not applicable	Offering stage
American Real Estate Income Fund	Closed-end mutual fund	Investments in real estate related assets and securities	August 15, 2011	$0(1)	Not applicable	Offering stage
___________________
(1) Represents net sales.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Programs Sponsored or Co-Sponsored by American Realty Capital That Have Third-Party Service Providers

Program	Type of Program	Targeted Investments	Date of First Public Filing with SEC	Aggregate Gross Offering Proceeds Raised as of December 31, 2014	Aggregate Amount Available for Sale as of December 31, 2014	Current Status
Phillips Edison - Grocery Center REIT Inc.(1)	Non-traded REIT	Grocery-anchored retail	January 13, 2010	$1.7 billion	Offering completed in January 2014	Operational stage
American Realty Capital - Retail Centers of America, Inc.(2)	Non-traded REIT	Anchored core retail	September 14, 2010	$939.5 million	Offering completed in September 2014	Operational stage
American Realty Capital Global Trust, Inc.(3) (“Global I”)	Non-traded REIT	Global sale-leaseback	October 27, 2011	$687.5 million	Offering completed in August 2014	Operational stage
Phillips Edison - Grocery Center REIT II, Inc.(4)	Non-traded REIT	Grocery-anchored retail	August 13, 2013	$362.0 million	$1.04 billion	Offering stage
American Realty Capital Hospitality Trust, Inc.(5)	Non-traded REIT	Lodging	August 19, 2013	$253.5 million	$1.75 billion	Offering stage
United Development Funding Income Fund V(6)	Non-traded REIT	Residential real estate and related assets and securities	February 26, 2014	$9.8 million	$740.2 million	Offering stage
American Realty Capital Global Trust II, Inc.(3) (“Global II”)	Non-traded REIT	Global sale-leaseback	June 6, 2014	$31.3 million	$3.1 billion	Offering stage
American Realty Capital Retail Centers of America II, Inc.(2)	Non-traded REIT	Grocery-anchored retail	June 9, 2014	$0 million	$3.125 billion	Offering stage
___________________
(1) Originally co-sponsored by American Realty Capital and Phillips Edison Limited Partnership, a third party not affiliated with our company or American Realty Capital. The executive officers of the program are affiliates of Phillips Edison Limited Partnership. An affiliate of Phillips Edison Limited Partnership currently serves as the program’s external advisor. The program also has engaged an entity wholly owned by Phillips Edison Limited Partnership as its property manager.
(2) Sponsored by American Realty Capital. An affiliate of American Realty Capital serves as the program’s external advisor. The external advisor has retained Lincoln Retail REIT Services, LLC, a third party not affiliated with our company or American Realty Capital, to provide, subject to the external advisor’s oversight, real estate-related services.
(3) Sponsored by American Realty Capital. An affiliate of American Realty Capital serves as the program’s external advisor. Solely with respect to investments in Europe, the program’s external advisor has delegated substantial real estate-related duties to Moor Park Capital Partners LLP (with respect to Global I) and Moor Park Capital Global II Advisors Limited (with respect to Global II), in each case a third party not affiliated with our company or American Realty Capital. Solely with respect to the program’s foreign investment strategy outside of Europe, the program’s external advisor may also delegate certain of its advisory duties to one or more additional service providers.
(4) Co-sponsored by American Realty Capital and Phillips Edison Limited Partnership, a third party not affiliated with our company or American Realty Capital. The executive officers of the program are affiliates of Phillips Edison Limited Partnership. An affiliate of American Realty Capital serves as the program’s external advisor. The program’s external advisor has delegated most of its duties to a sub-advisor wholly owned by Phillips Edison Limited Partnership. The program also has engaged an entity wholly owned by Phillips Edison Limited Partnership as its property manager. The program’s external advisor and sub-advisor own interests in the special limited partner of the program’s operating partnership.
(5) Sponsored by American Realty Capital. Affiliates of American Realty Capital serve as the program’s external advisor and property manager. The program’s sub-property manager is a joint venture between American Realty Capital and Barceló Crestline Corporation, a third party not affiliated with our company or American Realty Capital. The program’s sub-property manager is responsible for managing certain of the program’s lodging and other hospitality properties.
(6) Co-sponsored by American Realty Capital and UDF Holdings, L.P., a third party not affiliated with our company or American Realty Capital. The executive officers of the program are affiliates of UDF Holdings, L.P. An affiliate of American Realty Capital serves as the program’s external advisor. The program’s external advisor has delegated most of its duties to a sub-advisor wholly owned by UDF Holdings, L.P.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Programs Distributed by StratCap

Program	Type of Program	Targeted Investments	Date of First Public Filing with SEC	Aggregate Gross Offering Proceeds Raised as of December 31, 2014	Aggregate Amount Available for Sale as of December 31, 2014	Current Status
Carter Validus Mission Critical REIT, Inc.	Non-traded REIT	Net Lease, Mission Critical Data Center/ Healthcare Real Estate	March 23, 2010	$1.8 billion	Offering Completed on June 6, 2014	Operational stage
Sierra Income Corporation	Non-traded BDC	Direct Origination, Senior Secured Corporate Debt	July 18, 2011	$572.7 million	$928 million	Offering Stage
RREEF Property Trust, Inc.	Non-traded REIT	Diversified Core Real Estate; Real Estate Securities	March 26, 2012	$47.6 million	$2.45 billion	Offering Stage
TriLinc Global Impact Fund LLC	Non-traded LLC	Diversified, Global (Developing Economy) Impact Investments (Direct Loans and Trade Finance Facilities)	October 22, 2012	$70.5 million	$1.43 billion	Offering Stage
Greenbacker Renewable Energy Company LLC	Non-traded LLC	Diversified Renewable Energy Investments	December 11, 2012	$12.3 million	$1.48 billion	Offering Stage
Carter Validus Mission Critical REIT II, Inc.	Non-traded REIT	Net Lease, Mission Critical Data Center/ Healthcare Real Estate	October 11, 2013	$70.7 million	$2.28 billion	Offering Stage
Registered Investment Companies Distributed by Hatteras

Investment Vehicle	Type of Program	Targeted Investments	Commencement of Operations	Assets under Management as of December 31, 2014	Current Status
Hatteras Core Alternatives Fund LP	Closed-End Fund	Multi-strategy	April 1, 2005	$157 million	Open
Hatteras Core Alternatives TEI Fund LP	Closed-End Fund	Multi-strategy	April 1, 2005	$208 million	Open
Hatteras Core Alternatives Institutional Fund LP	Closed-End Fund	Multi-strategy	January 1, 2007	$169 million	Open
Hatteras Core Alternatives TEI Institutional Fund LP	Closed-End Fund	Multi-strategy	February 1, 2007	$451 million	Open
Hatteras Alpha Hedged Strategies Fund	Open-End Mutual Fund	Multi-strategy	September 23, 2002	$610 million	Open
Hatteras Hedged Strategies Fund	Open-End Mutual Fund	Multi-strategy	May 2, 2011	$279 million	Open
Hatteras Long/Short Debt Fund	Open-End Mutual Fund	Fixed income	May 2, 2011	$465 million	Open
Hatteras Long/Short Equity Fund	Open-End Mutual Fund	Equities	May 2, 2011	$35 million	Open
Hatteras Managed Futures Fund	Open-End Mutual Fund	Futures strategy	September 27, 2012	<$1 million	Open
Hatteras Disciplined Opportunities Fund	Open-End Mutual Fund	Options strategy	January 1, 2014	$33 million	Open
Wildermuth Endowment Strategy Fund	Interval fund	Multi-strategy	December 22, 2014	$967 million	Open

RCS Capital Corporation and Subsidiaries
December 31, 2014

Programs Not Sponsored or Co-Sponsored by American Realty Capital, StratCap or Hatteras

Offering	Type of Program	Targeted Investments	Date of First Public Filing with SEC	Aggregate Gross Offering Proceeds Raised as of December 31, 2014	Aggregate Amount Available for Sale as of December 31, 2014	Current Status
United Development Funding IV(1)	Non-traded REIT	Single-family home development loans	August 5, 2008	$626.6 million	Offering completed in June 2013	Listed on The NASDAQ under the ticker symbol “UDF” on June 4, 2014
Healthcare Trust of America(2)	Non-traded REIT	Healthcare-related properties	April 28, 2006(3)	$2.2 billion(4)	Offering completed in April 2011	Listed on The New York Stock Exchange under the ticker symbol “HTA” on June 6, 2012
___________________
(1) Sponsored by United Development Funding, a third party not affiliated with our company or American Realty Capital.
(2) Sponsored by Triple Net Properties, LLC, a third party not affiliated with our company or American Realty Capital.
(3) Realty Capital Securities did not provide services with respect to such filing, but, effective August 29, 2009, assumed exclusive dealer manager responsibilities for the program’s initial public offering.
(4) Represents the aggregate gross offering proceeds raised during the period during which Realty Capital Securities served as exclusive dealer manager for the program’s initial public offering.
Investment Management
Our investment management business consists of Hatteras. Hatteras provides investment advisory and distribution to the Hatteras family of registered investment company funds, which is focused on liquid alternatives. The Hatteras family of funds includes retail funds (both open- and closed-end) with approximately $2.5 billion in assets under management as of December 31, 2014.
A broker-dealer subsidiary of Hatteras acts as distributor for the funds, Hatteras serves as advisor for all the Hatteras funds and performs investment management services pursuant to contracts with the funds.
These funds are available through affiliated and unaffiliated channels. See “—Wholesale Distribution—Registered Investment Companies.”
Investment Banking, Capital Markets and Transaction Management Services
Operating under the name RCS Capital, Realty Capital Securities and RCS Advisory provide direct investment programs, primarily publicly registered non-traded REITs and BDCs as well as open and closed end mutual funds sponsored, co-sponsored or advised by American Realty Capital and distributed by Realty Capital Securities, with strategic advisory and capital markets services including include mergers and acquisitions, capital markets activities, registration management, and other transaction support services that together with our different service and capabilities we believe capture value across the direct investment program lifecycle. During the year ended December 31, 2014, we advised on capital markets and mergers and acquisitions activities representing $25.8 billion in transaction value, substantially all of which involved non-traded REITs sponsored, co-sponsored or advised by American Realty Capital. As of December 31, 2014, we were engaged as strategic advisors for four direct investment programs sponsored by American Realty Capital that are distributed by Realty Capital Securities and one direct investment program distributed by StratCap. We are seeking to expand our services to other sponsors of direct investment programs and other unrelated entities. To date, these services have been provided primarily to clients that were sponsored, co-sponsored or advised by American Realty Capital.
Our investment banking and transaction management fees include revenues that are project-based as well as success-based. Project-based fees are earned for assignments including market overviews, transaction structuring and transaction management where we are engaged for a specified project deliverable and a fixed fee. Success-based transactions are typically investment banking mergers and acquisitions or capital markets transactions where we are paid only upon the successful completion of a specific transaction. Approximately 31% of our $84.4 million in investment banking and transaction management fees in 2014 were project-based and 69% were success-based. To date, all of these fees have been generated through transactions involving direct investment programs or other entities that are sponsored, co-sponsored or advised by American Realty Capital. Due to the transactional nature of our investment banking revenues, investment banking and capital markets profits may fluctuate from period to period based on the volume and nature of transactional activity.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Investment Banking and Capital Markets Services
Our investment banking business provides strategic advisory services in connection with (1) advising sponsors in the structuring and development of new direct investment programs and registered investment companies and other products; (2) advising sponsors and companies, including with respect to direct investment programs, as both buyers and sellers in connection with merger and acquisition transactions; (3) advising direct investment programs, especially non-traded REITs, in connection with liquidity alternatives, which may include listing on a national securities exchange; and (4) debt and equity capital raising advice, including structuring, pricing and marketing. All of our strategic advisory service clients are entities for whom Realty Capital Securities raises or has raised equity capital. For the year ended December 31, 2014, substantially all of our investment banking and capital markets revenue was attributable to direct investment programs sponsored, co-sponsored or advised by American Realty Capital.
The investment banking group also engages in a diverse range of equity capital markets transactions, including serving as financial advisor, placement agent, co-manager and selling group member, to various public and private companies. In addition to underwriting co-managed equity offerings, the department coordinates the firm’s syndicate and selling group activities in transactions managed by other investment banking firms. In addition, in October 2014, we entered into an agreement with JMP Securities LLC (“JMP”), the investment banking and capital markets division of JMP Group Inc., pursuant to which JMP may make initial public offerings and other securities offerings underwritten by JMP available to our Retail Firms to syndicate and distribute.
Transaction Management Services
RCS Advisory is comprised of 57 professionals who provide a range of services to direct investment programs and their sponsors including: offering registration and blue sky filings, regulatory advice with respect to the SEC and FINRA, registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events, training and education, conference management and strategic advice in connection with liquidity events and other strategic transactions. We believe that the services offered by RCS Advisory complement the service offerings of our other lines of business.
RCS Advisory is not in the business of, and does not hold itself out as, providing legal advice to its clients. However, it offers services that are intended to assist clients in addressing the complex regulatory environment surrounding the direct investment program industry.
Transfer Agency Services
ANST is registered as a transfer agent with the SEC. ANST acts as registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by American Realty Capital. ANST employs 27 professionals, and may act on behalf of other issuers of interests in direct investment programs and other securities, including securities issued by registered investment companies. ANST is also responsible for coordinating tax reporting efforts and the payment of distributions and redemptions, among other services. ANST generates fees from a variety of services performed for issuers of interests in direct investment programs and registered investment companies. For the year ended December 31, 2014, our transfer agency services business had revenue of $20.6 million, substantially all of which was attributable to American Realty Capital-sponsored products. ANST has entered into agreements with DST Systems, Inc. (“DST”) pursuant to which DST acts as subcontractor in connection with the services provided by ANST.
Docupace
On November 21, 2014, we completed the acquisition of a controlling financial interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms. Docupace offers technology solutions that enable broker-dealers to connect systems, documents and data seamlessly to drive cost savings, efficiency and compliance oversight. Docupace’s core offering is a Straight-Through-Processing platform called ePACS®.
Research Division
In March 2014, we launched SK Research, the initial component of a new research division dedicated to alternative investment programs. As a first step in our establishment of a research division, SK Research provides due diligence on traditional and non-traditional investment products to Cetera Financial Group. SK Research also provides focused research, consulting, training and education to Cetera Financial Group, which we believe enhances the financial advice our financial advisors can provide to their clients. SK Research also provides due diligence services in connection with direct investment programs, including direct investment programs sponsored, co-sponsored or advised by American Realty Capital, to other broker-dealers and registered investment adviser firms, as well as individual registered representatives and investment adviser representatives.
As part of the launch of SK Research, we hired due diligence and research professionals Todd Snyder and John Kearney to head SK Research. Messrs. Snyder and Kearney previously operated Snyder Kearney LLC, a law firm that provided due diligence services to broker-dealers relating to alternative investment products, primarily non-traded REITs and BDCs.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Intellectual Property
We own various registered and unregistered trademarks, service marks and copyrights, including “Cetera,” “Cetera Financial Group,” “Connect2Clients®,” “Pentameter™” and others. We also own various design marks related to logos for various business segments, as well as the Internet domain names for our and our subsidiaries’ websites.
Employees
As of December 31, 2014, we had 1,942 full-time employees and 25 part-time employees. In addition, as of December 31, 2014, we had 9,023 financial advisors, of which 8,862 are independent contractors and 161 are also full- or part-time employees of the company.
Competition
We compete directly with national and regional full-service broker-dealers and a broad range of other financial services firms, including banks, asset management companies, investment advisers, insurance companies and brokerage and investment banking firms. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than we do. Many of these firms offer their clients more products and services than we do. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. These competitors may have lower costs or provide more services, and they may offer their clients more favorable commissions, fees or other terms than those offered by us.
Part I
Item 1A. Risk Factors
You should carefully consider each of the risks described below, together with all the other information contained in this Annual Report on Form 10-K, before deciding to invest in shares of our Class A common stock. If any of the following risks develop into actual events, our business, financial condition or results of operations could be negatively affected, the market price of your shares could decline and you could lose all or part of your investment. You should also refer to the other information set forth in this Annual Report on Form 10-K, including “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
We have a limited operating history in the businesses we are currently engaged in.
During 2014, we completed the acquisitions or launched the operations of ten businesses that operate independently under separate brands and management. We have also entered into agreements to acquire VSR and Girard, which we also expect will continue to operate independently under separate brands and management following the completion of their acquisitions by us, which we expect will close during March 2015. We refer to the businesses we have acquired or launched during 2014 and expect to acquire in March 2015, collectively, as the “acquired businesses” and to the transactions in which they were or will be acquired as the “recent and pending acquisitions.”
The acquired businesses are predominantly the Retail Firms that comprise Cetera Financial Group. Prior to the completion of the Cetera acquisition in April 2014, we had not previously engaged in the independent retail advice business.
Our investment banking, capital markets, transaction management services and transfer agency businesses were launched during the period from November 2012 through January 2013.
Our lack of an operating history in these businesses may also increase the challenges inherent in the difficult process of integrating and realizing the expected benefits of the recent and pending acquisitions and any future complementary acquisitions we may pursue. See “—Risks Related to Our Acquisitions.” We also are now exposed to operational risks and regulatory risks that we had not previously been exposed to. See “—Risks Related to Our Retail Firms” and “—Regulatory Risks.”
Because of our limited operating history in the businesses we are currently engaged in, you should not rely on our past performance to predict our future results.

RCS Capital Corporation and Subsidiaries
December 31, 2014

A failure to protect our reputation could adversely affect our businesses.
Our ability to attract and retain clients, investors, employees and financial advisors is highly dependent upon external perceptions of us and our businesses. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver acceptable standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, unethical behavior and the misconduct of our employees, executive officers, financial advisors, sponsors of financial products we offer or distribute and other third parties we rely on or partner with to conduct our businesses. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential clients, investors, employees and financial advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
Our indebtedness could adversely affect our financial health and may limit our ability to use debt to fund future capital needs.
As of December 31, 2014, we had total indebtedness of $804.4 million. Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions. It could also require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, we are limited in the amount of capital that we can draw from our broker-dealer subsidiaries. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful or feasible and may not be on as favorable terms. The secured term loans and revolving credit facility, which we refer to as the “bank facilities,” entered into in connection with the closing of the acquisition of Cetera, and the indenture governing the convertible notes issued on April 29, 2014 in connection with the acquisition of Cetera, which we refer to as the “convertible notes,” restrict our ability to sell assets. Even if we could sell our assets, the proceeds that we realize from such sales may not be adequate to meet any debt service obligations then due. Furthermore, if an event of default were to occur with respect to our outstanding indebtedness, our creditors could, among other things, accelerate the maturity of our indebtedness.
In addition, our level of indebtedness may limit our flexibility in planning for changes in our business and the industry in which we operate, and limit our ability to borrow additional funds. Furthermore, the bank facilities and the indenture governing the convertible notes permit us to incur additional indebtedness. Although the bank facilities and the indenture governing the convertible notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions will not prevent us from incurring certain other obligations that do not constitute “indebtedness” as defined in the bank facilities and the indenture governing the convertible notes. To the extent new debt or other obligations are added to our currently anticipated debt levels, the substantial indebtedness risks described above would increase.
We may require additional financing, which may not be available on acceptable terms or at all.
In order for us to have the opportunity for future success and profitability, we periodically may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination. We may need to seek to raise additional capital through other available sources, which may include borrowing additional funds or raising additional capital from third parties, and there can be no assurance that we will be successful in obtaining required funds on favorable terms, or at all. Our ability to raise capital may also be limited by restrictions on, among other things, incurring indebtedness, that are contained in the bank facilities, the indenture governing the convertible notes, the certificate of designation (the “Series B COD”) governing our 11% Series B preferred stock, par value $0.001 per share (the “Series B preferred stock”), and the certificate of designation (the “Series C COD”), governing our 7% Series C convertible preferred stock, par value $0.001 per share (the “Series C convertible preferred stock”).
Additionally, the issuance of new securities to raise capital may cause the dilution of shares of Class A common stock held by current stockholders.
In addition to cash required to operate our businesses, we have other cash requirements including the payment of interest on our indebtedness and the cash component of consideration, including post-completion consideration, to be paid in connection with the recent and pending acquisitions. If we are unable to generate adequate cash from our operations, or from financing activities, our liquidity and results of operations could be adversely impacted.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The bank facilities and the indenture governing the convertible notes contain restrictions that may prevent us from taking actions that we believe would be in the best interest of our business.
The bank facilities and the indenture governing the convertible notes contain customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness or issuing disqualified stock or preferred stock;

•	paying dividends on, redeeming or repurchasing our capital stock, subject to certain limited exceptions set forth in the agreements governing the bank facilities;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	receiving dividends or other payments to us;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates; and

•	consolidating, merging or transferring all or substantially all our assets.
We also are required to comply with financial covenants regarding a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control.
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
In addition, the approval of the majority of the outstanding Series B preferred stock and Series C convertible preferred stock is also required for us to (i) issue certain securities, including certain new series or additional shares of preferred stock; (ii) enter into certain affiliate transactions; and (iii) incur any indebtedness or guarantee with an aggregate value of more than 4.0 times LTM Adjusted EBITDA (as defined in the Series B COD and the Series C COD).
Our ability to attract and retain qualified professionals is critical to our success.
We depend on the skills and expertise of the qualified professionals who work for us and our success depends on our ability to retain existing and attract new qualified professionals. The qualified professionals of our operating subsidiaries are generally direct, full-time employees of our operating subsidiaries. The professionals and senior marketing personnel of our operating subsidiaries have direct contact with our clients, financial advisors and retail broker-dealers, and with other key individuals, and the loss of these personnel could jeopardize those relationships and result in the loss of managed accounts. If we lose the services of any key personnel, we may not be able to manage and grow our operations effectively, enter new markets, develop new products or effectively integrate businesses we acquire, including the acquired businesses and any future acquisitions, into our operations.
We also anticipate that it will be necessary for us to hire additional professionals as we further diversify our products and strategies. Competition for employees with the requisite qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. Our ability to retain and attract such personnel will depend heavily on the amount of compensation we can offer. Compensation levels in the securities industry are highly competitive. Consequently, our profitability could decline as we compete for personnel. An inability to recruit and retain qualified personnel could affect our ability to provide appropriate levels of service to our clients and hinder our ability to attract new clients, each of which could have a material adverse effect on our business.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The continued services of our executive officers and other key management personnel, including executive officers and senior managers of the acquired businesses, are critical to our success.
We depend on our executive officers and other key management personnel to manage our businesses. We have entered into agreements with certain of these individuals, including certain executive officers and senior managers of the acquired businesses, pursuant to which they have remained employed by us following the completion of the recent and pending acquisitions.
To the extent we depend on agreements to retain executive officers and other key management personnel, the agreements are terminable contracts and do not ensure that key executive officers and senior managers will remain employed by us for as long as their services would be beneficial to us. The loss of one or more of these individuals, and the failure to recruit a suitable replacement or replacements, could have a material adverse effect on our business.
The announcement concerning certain accounting errors by ARCP has affected sales by RCAP of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us and there can be no assurance that it will not continue to affect equity capital raised and have additional adverse impacts on our results of operations or the market price of our Class A common stock.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations (“AFFO”) and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer, who is a member of our controlling stockholder, RCAP Holdings, LLC (“RCAP Holdings”), and a member of American Realty Capital, and also served as our chief financial officer until December 2013. Such former chief financial officer also served as a member of our board of directors until July 2014, but he does not currently have a role in the management of our business. Although ARCP was previously sponsored by an entity under common control with RCAP Holdings and was advised by such entity until January 2014, ARCP is a separate company that is no longer sponsored or advised by an entity under common control with RCAP Holdings. The former executive chairman of our board of directors, who resigned on December 29, 2014, was the chairman of the board of directors of ARCP until his resignation on December 12, 2014.
As a result of the announcement concerning certain accounting errors by ARCP, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us have temporarily suspended their participation in the distribution of those offerings and such suspensions have adversely impacted equity capital raised. Although certain of these broker-dealer firms have reinstated their participation in the distribution of our offerings, we cannot predict the length of time these temporary suspensions will continue, whether all such participating broker-dealers will reinstate their participation in the distribution of our offerings or whether there will be additional suspensions. While monthly equity capital raised has increased subsequent to the month after the announcement, equity capital raised subsequent to the announcement has declined in comparison to prior periods. Although the amount of the decline may have been affected by factors in addition to the ARCP announcement, such as absence of liquidity events and the stages of the offerings of individual direct investment programs, the ARCP announcement has had a material adverse effect on equity capital raised by direct investment programs distributed by us during this period, and, accordingly, has had an adverse impact on our results of operations for the period subsequent to the ARCP announcement.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are available at the internet site maintained by the SEC, www.sec.gov. These amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of American Realty Capital and certain equity awards to certain officers and directors. ARCP also disclosed that the SEC has commenced a formal investigation and that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We received subpoenas requiring the production of certain documents and other materials relating to sales of certain non-traded REITs and similar products sponsored, co-sponsored or advised by American Realty Capital (“ARC Issuers”). We complied with the subpoenas and intend to comply with any additional subpoenas received in the future. In addition, certain ARC Issuers have received inquiries from certain state securities regulators for information regarding their relationship with ARCP in connection with the annual qualification of such ARC Issuers’ offerings under the state blue sky laws, which is required for the offerings to continue in such states. The ARC Issuers have responded and are continuing to respond to those inquiries. If such ARC Issuers are not successful in responding to these inquiries, it could delay or prevent the offering of securities of such ARC issuers in certain states.
We are also aware of two lawsuits, one filed in December 2014 and one filed in January 2015, which name us as a defendant and allege that we, and certain of our affiliates, made materially false and misleading public statements and violated the securities laws in connection with matters described above. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but there can be no assurance that any such defense will be successful. See “Item 3. Legal Proceedings.”
There can be no assurance that the announcement concerning certain accounting errors by ARCP, the disclosures in ARCP’s SEC filings on March 2, 2015 and any future related disclosures or events will not have additional adverse impact on equity capital raised by direct investment programs distributed by us, our results of operations or the market price of our Class A common stock. In addition, such events could affect the timing of the commencement of new offerings of direct investment programs sponsored, co-sponsored or advised by American Realty Capital and their demand for capital markets transactions and transaction services, which could materially adversely affect our revenues and results of operations.
We are subject to various risks associated with the securities industry.
We are subject to uncertainties that are common in the securities industry. These uncertainties include but are not limited to:

•	the volatility of domestic and international financial, bond and stock markets;

•	extensive governmental and industry regulation;

•	litigation;

•	exposure to significant legal liability;

•	intense competition;

•	substantial fluctuations in the volume and price level of securities; and

•	dependence on the solvency of various third parties.
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
Our business and profitability could be adversely affected by downturns and volatility in the financial markets.
Our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown or deterioration in the financial markets including war, terrorism, political uncertainty, natural catastrophes and other types of disasters, rising interest rates, the rate of inflation, currency exchange rates, changes in the regulatory environment or other factors or events. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations are likely to be adversely affected. Difficult market and economic conditions, the level and volatility of interest rates, investor sentiment and political events have in the past adversely affected and may in the future adversely affect our business and profitability in many ways.
Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, mergers and acquisitions consulting and other services. Our investment banking revenues, in the form of financial advisory, placement agent and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our clients and that our financial advisors execute on behalf of their clients and, therefore, to a decline in the revenues we receive from commissions and spreads. Lower securities price levels may also result in a reduced volume of transactions and lower levels of assets under management and assets under administration, any of which could adversely affect our business and profitability.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Demand for investment products, such as direct investment programs and mutual funds, is materially affected by conditions in the global financial markets and economic conditions throughout the world. A decrease in the demand for investment products also could adversely affect our business and profitability.
We face competition from other financial firms.
We compete directly with national and regional full-service broker-dealers and a broad range of other financial services firms, including banks, asset management companies, investment advisers, insurance companies and brokerage and investment banking firms. Competition has increased as smaller securities firms have either ceased doing business or have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than we do. Many of these firms offer their clients more products and services than we do. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. These competitors may have lower costs or provide more services, and they may offer their clients more favorable commissions, fees or other terms than those offered by us.
Our exposure to legal liability is significant, and damages and other costs that we may be required to pay in connection with litigation and regulatory inquiries, and the reputational harm that could result from legal action against us, could adversely affect our businesses.
We face significant legal risks in connection with our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial services businesses have been increasing. We face potential liability under securities and other laws for, among other things, materially false or misleading statements made in connection with securities offerings or other transactions, employment claims, as well as potential liability in connection with the provision of advice to participants in strategic transactions. Moreover, our role as advisor to clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment. These activities may subject us to the risk of significant legal liability to our clients and aggrieved third parties, including our clients’ stockholders who could bring securities class action suits against us. We could also become subject to claims or legal proceedings alleging that we have infringed or misappropriated intellectual property or other proprietary rights of others. We are also subject to claims, litigation and regulatory proceedings involving our Retail Firms resulting from, among other things, alleged and actual errors and omissions, breach of fiduciary or other duties owed to clients, misconduct in effecting securities transactions, rendering investment advice or placing insurance, and criminal misconduct. See “—Risks Related to Our Retail Firms— We are exposed to significant legal liabilities from the operations of our Retail Firms.”
There is also a risk that our employees could engage in misconduct that adversely affects our business. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our ability to attract and retain clients could be impaired and subjecting us to significant legal liability and reputational harm.
There can be no assurance that indemnities and other provisions to limit our exposure to legal claims relating to our services will protect us or be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments.
Substantial legal liability or significant regulatory action against any of our businesses could harm our results of operations or harm our reputation, which could adversely affect our business and prospects.
Internet and internal computer systems failures and degradations could harm our business.
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
Any of these events could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Security breaches of our systems, or those of our clients, our financial advisors or third parties, may subject us to significant liability and damage our reputation.
Our businesses involve the storage and transmission of our clients’ and our financial advisors’ clients proprietary information. The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems or the systems of our financial advisors or third-party service providers could expose us to a risk of misappropriation of this information, leading to litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
A cyber attack or security breach on our system or that of a financial advisor or a third-party service provider could manifest in different ways and could lead to any number of harmful consequences, including but not limited to:
•misappropriation of financial assets, intellectual property or sensitive information belonging to us, our clients, our financial advisors, our financial advisors’ clients or our third-party service providers;
•corruption of data or causing operational disruption through computer viruses or phishing; and
•denial of service attacks to prevent users from accessing our platform.
Our remediation costs and lost revenues could be significant if we fall victim to a cyber attack. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. At this time our cyber insurance only covers the Cetera broker-dealers. We are in the process of expanding this coverage to the rest of the Retail Firms. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, actions by regulators, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.
Our risk management policies and procedures, and the risk management policies and procedures of certain third parties, may leave us exposed to unidentified risks or an unanticipated level of risk.
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
Although we have not previously experienced significant or material losses to date due to gaps in our risk management policies and procedures, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more financial markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition.
In addition, although the agreements that we enter into with third-party selling group members in connection with our wholesale distribution business require them to certify that they have implemented their own appropriate risk management policies and procedures, we do not independently review those third-party selling group members’ risk management policies and procedures or supervise their management of their financial advisors. Similarly, our transfer agent business utilizes a third-party vendor to perform back-office transfer agency functions. Although the services agreement between our transfer agent and the third-party vendor establishes minimum standards of performance for the vendor, including a requirement to implement risk management policies and procedures, we do not review these risk management policies and procedures.
Our risk management policies and procedures may not identify potential risks in the operations of our distribution partners or third-party vendors that could impact our business. Our registered broker-dealer and investment adviser subsidiaries are engaged in the sale of products, such as insurance products, including annuities and life insurance, or the provision of financial advice related to such products, and significant risk management and supervisory systems and controls and surveillance protocols are in place for the oversight of these activities. To the extent that our systems and controls are ineffective in assuring compliance with applicable laws, rules and regulations, we could be exposed to significant regulatory or other sanctions.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Our risk management policies and procedures also monitor operational, legal and regulatory risk of the acquired businesses, which continue to operate independently under separate brands and management, and our financial advisors, most of whom operate through independent offices. This decentralization in our management and operations presents additional challenges to our risk management policies and procedures, which may not be fully effective or adequate to address the challenges we face and prevent material loss.
If we do not continue to develop and enhance our services in a timely manner, our business may be harmed.
Our future success will depend on our ability to develop and enhance our services and add new services. There are significant risks in the development of new or enhanced services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry or regulatory standards or market new or enhanced services.
If we are unable to develop and introduce new or enhanced services quickly enough to respond to market or client requirements or to comply with emerging industry standards, including regulatory standards, or if these services do not achieve market acceptance, our business could be seriously harmed.
Risks Related to Our Retail Firms
Any decrease in assets under administration or assets under management may decrease our revenue.
Management fees are primarily based on assets under management. The results of operations of our Retail Firms also depend on our level of assets under administration. Assets under management and assets under administration balances are impacted by both the flow of client assets in and out of accounts and changes in market values. Poor investment performance by financial products and financial advisors could result in reduced levels of assets under management or administration or a loss of managed accounts and could result in reputational damage that could make it more difficult to attract new investors. If our Retail Firms experience a reduction in assets under administration or assets under management, our revenues may decline.
Our Retail Firms face significant competition for financial advisors.
If our Retail Firms fail to attract new financial advisors or to retain and motivate existing financial advisors, our results of operations may suffer. The market for experienced and productive financial advisors is highly competitive, and significant resources must be devoted to attracting and retaining the most qualified financial advisors. If our Retail Firms are not successful in retaining highly qualified financial advisors, they may not be able to retain their clients or recover the expense associated with attracting and training financial advisors. They also may be unable to recruit suitable replacements. A loss of a materially large group of financial advisors (measured based on either number of financial advisors or assets under administration) could have a material adverse effect on our results of operations.
Financial advisors face significant competition for their clients.
Poor service by our financial advisors, or poor performance of financial products offered by our financial advisors, could result in the loss of managed accounts. In addition, we must monitor the pricing of services and financial products we offer in relation to competitors and periodically may need to adjust commission and fee schedules to remain competitive. Competitive pressures on the pricing of services or products can cause clients to shift their accounts and investments to a different financial advisor or financial product. The development and increased adoption of alternatives to the services provided by financial advisors, such as automated or computerized wealth management services that provide asset allocation strategies and other financial advice, could also exert competitive pricing pressure on us and affect the demand for the services provided by our financial advisors. If we experience losses of managed accounts for any reason, or fail to attract new ones, our revenues would decline.
Our Retail Firms’ relationships with sponsors of financial products may be disrupted.
Our Retail Firms have relationships with most of the leading industry sponsors of financial and insurance products pursuant to selling agreements, including strategic partnership arrangements, that may be terminated upon notice. These relationships are driven by many factors, such as our ability to facilitate sufficient sales volume through their distribution networks, and can be damaged for many reasons. For example, it is possible that our ownership and control of a wholesale distribution business and the fact that we are under common ownership and control with American Realty Capital could create the perception that our financial advisors favor products sponsored by American Realty Capital over products sponsored by other sponsors, which could affect the willingness of other sponsors to enter into, or maintain existing, selling agreements with the Retail Firms.
Any loss or damages to a relationship with a product sponsor for any reason, resulting in termination of a selling agreement or otherwise, could adversely affect our Retail Firms.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Our Retail Firms compete based on highly specialized and, in many cases, proprietary technologies that are difficult and costly to maintain.
Highly specialized and, in many cases, proprietary technologies are required to support certain essential operational functions of our Retail Firms, including portfolio management, client service, accounting and internal financial processes and controls, and regulatory compliance and reporting. These technology platforms also are necessary to enable our Retail Firms to serve the needs of, and attract, financial advisors and enable them to serve the needs of their clients. Moreover, the effective use of technology increases efficiency and should enable our Retail Firms to reduce costs. There can be no assurance that we will be able to effectively adopt or develop new or adapt existing technologies to meet client, industry and regulatory demands made upon our Retail Firms, and any failure to do so could materially and adversely affect our results of operations.
Moreover, we might be required to make significant capital expenditures to maintain competitive technology and retain skilled information technology employees, although there can also be no assurance that we will retain such skilled information technology employees or that our investments in staff and technology will successfully meet the needs of financial advisors and their clients. Additionally, if the emergence of new industry standards and practices render our existing systems obsolete or uncompetitive, any upgrades or expansions may also require significant expenditures of funds and may also cause us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could lead to a loss of financial advisors and their clients and could harm our business reputation. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our financial advisors and their clients.
There can be no assurance that we will be able to establish or maintain a competitive advantage based on our technology.
A change in the “independent contractor” status of financial advisors could adversely affect us.
Our Retail Firms rely on the treatment of financial advisors as independent contractors. Financial advisors operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. A determination that the financial advisors are not independent contractors or the enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse effect on our Retail Firms and our results of operations.
We are exposed to significant legal liabilities from the operations of our Retail Firms.
We are subject to claims, litigation and regulatory proceedings involving our Retail Firms resulting from, among other things, alleged and actual errors and omissions, breach of fiduciary or other duties owed to clients, misconduct in effecting securities transactions, rendering investment advice or placing insurance, and criminal misconduct.
Bases for such legal liability could include, but are not limited to:

•	recommending transactions that are not suitable for the client or in the client’s best interests;

•	engaging in unauthorized or excessive trading to the detriment of clients;

•	engaging in “reverse churning” by placing clients who trade infrequently in fee-based rather than commission-based accounts;

•	engaging in fraudulent or otherwise improper activity;

•	binding us to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses;

•	theft, bribery or other criminal activities;

•	improperly using or disclosing confidential information;

•	failure, whether negligent or intentional, to effect securities transactions on behalf of clients;

•	failure to perform reasonable diligence on a security, product or strategy;

•	failure to supervise a financial advisor;

•	failure to provide insurance carriers with complete and accurate information; or

•	otherwise not complying with regulatory requirements or control procedures.
The nature of some of the matters, the aggregate volume of claims and potential damages and penalties resulting from these claims, litigation and regulatory proceedings could have an adverse impact our business and financial condition and could cause us serious reputational harm. Defending against such claims, litigation and regulatory proceedings may also involve significant defense costs.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Misconduct and errors by employees and financial advisors, who operate in a decentralized environment, could harm our Retail Firms.
Our Retail Firms generally operate through small, decentralized offices, largely with financial advisors who are not direct employees. We will not always be able to prevent misconduct (intentional or otherwise) or errors by financial advisors, and the precautions taken to prevent and detect these activities may not be effective in all cases. SEC and FINRA rules require our broker-dealer subsidiaries and our investment adviser subsidiaries to supervise the activities of their financial advisors. However, a substantial number of the offices are supervised by registered principals off-site, which may make supervision more challenging.
Misconduct (intentional or otherwise) or errors by our financial advisors, either as affects their clients or otherwise, and any failure to adequately supervise them, could subject us to liability and result in violations of law, regulatory sanctions, damage awards, limitations on activities or other serious reputational or financial harm to us.
We are largely dependent on Pershing LLC to provide clearing services.
A majority of our financial advisors rely on Pershing LLC to provide clearing services, as well as other operational and support functions that they cannot provide internally, pursuant to an agreement we entered into with Pershing LLC in September 2014. If this agreement were terminated, there can be no assurance that the functions previously provided could be replaced on comparable economic terms and, depending on the circumstances, we could be required to pay a termination fee to Pershing LLC, which could be substantial. Some of our Retail Firms also have agreements with other third-party clearing brokers which provide similar clearance and custody services.
Furthermore, in accordance with industry practice, these agreements require our broker-dealer subsidiaries acting as introducing brokers to indemnify Pershing LLC and other third-party clearing brokers against losses from unsettled securities transactions by customers. Because we are liable to the extent of the net losses on any unsettled trades, we are required to post a clearing deposit with Pershing LLC and other third-party clearing brokers. However, there can be no assurance that the amount of any indemnified loss would not exceed the amount of any clearing deposit. Furthermore, in periods of extreme market volatility, it is possible that there could be an increase in the number of unsettled trades, which could cause the loss of any clearing deposit as well as additional amounts.
A failure to preserve the reputations for independence of the acquired businesses could adversely affect our Retail Firms.
The preservation of the reputations for independence of our Retail Firms is important to our future success. Following the completion of their acquisitions by us, our Retail Firms, and any companies engaged in a similar business we may acquire in the future, continue to be operated independently under separate brands and management, subject to our oversight. Currently, our Retail Firms, and any companies engaged in a similar business we may acquire in the future, offer interests in direct investment programs and other products sponsored by American Realty Capital, and we expect they will continue to do so. There is a risk that continuing, or increasing, the level of sales of American Realty Capital products following acquisition by us could affect our Retail Firms’ reputations for independence, which could adversely affect our results of operations.
Our multi-brand strategy may not be successful.
Our Retail Firms were independent businesses prior to their acquisitions by us, and they have continued to operate independently under a variety of different brands as part of our multi-brand strategy to allow us to preserve the value of their brands. We believe that broader recognition and positive perception of these multiple brands individually, as well as collectively under the “Cetera Financial Group” brand, are essential to our future success. Our successful positioning of our brands depends in large part on the success of our advertising and promotional efforts and our ability to continue to provide products and services that are useful to our clients. Accordingly, we have pursued, and intend to continue to pursue, an aggressive brand enhancement strategy, which includes multimedia advertising, promotional programs and public relations activities. These initiatives have required and may continue to require significant expenditures. If our multi-brand strategy is unsuccessful, these expenses may never be recovered. Any failure of our other marketing efforts could also have an adverse impact on us.
The securities settlement process exposes us to risks that may expose our advisors and us to adverse movements in price.
Cetera Financial Institutions, one of our broker-dealer subsidiaries, is a self-clearing broker-dealer that provides clearing services and trade processing for certain financial institutions. Broker-dealers that clear and settle trades are subject to substantial regulatory requirements relating to these functions. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of customer funds and securities, could lead to censures, fines or other sanctions by regulatory authorities as well as liability and losses in related lawsuits or other proceedings brought by our advisors’ clients and others. Any unsettled securities transactions or erroneous transactions could expose us to adverse movements in the prices of such securities.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Risks Related to Wholesale Distribution and Our Other Businesses
A significant portion of the revenues of our wholesale distribution and other businesses are derived from American Realty Capital, which is under common control with us, and there can be no assurance that we will be successful in our long-term strategy of expanding our service offerings to clients other than American Realty Capital.
$658.8 million of the $681.6 million in wholesale distribution revenues generated by us in 2014 (including the results of StratCap following the completion of the acquisition and excluding Hatteras which is part of the investment management segment) resulted from equity capital raised by direct investment programs or other entities sponsored, co-sponsored or advised by American Realty Capital, which is controlled, directly or indirectly, by Messrs. Schorsch and Kahane (who also, directly or indirectly, control RCAP Holdings and RCS Capital Management, LLC (“RCS Capital Management”), the company that provides strategic planning and consulting services to assist us and our subsidiaries in implementing our business strategies, subject to oversight, directly or indirectly, by our board of directors) and accounted for 31.0% of our total revenues for the year ended December 31, 2014. In addition, $104.0 million of the $126.7 million in revenues in 2014 from our investment banking, capital markets, transaction management and transfer agency businesses were derived from direct investment programs or other entities sponsored, co-sponsored or advised by American Realty Capital.
A key component of our long-term business strategy is to expand our wholesale distribution, investment banking, capital markets, transaction management services and transfer agency businesses to sponsors and other participants in the management and sale of direct investment programs other than programs sponsored by American Realty Capital. There can be no assurance that this strategy will be successful. Other direct investment program sponsors may not want to retain us for a variety of reasons, including our common ownership with American Realty Capital and the fact that we may be competing with affiliates, including broker-dealer affiliates, of the other sponsors. If we fail to increase or diversify our market share of direct investment programs, our results of operations and future prospects may be adversely affected.
As a result of our dependence upon revenue derived from American Realty Capital, any adverse impact on the revenue and other results of operations of American Realty Capital would have an adverse impact on our revenue and other results of operations.
We rely on direct investment programs for a significant portion of our revenues.
For the year ended December 31, 2014, a significant portion of our revenues were derived from investment banking, transaction management and transfer agency services provided to direct investment programs, wholesale distribution of equity securities of direct investment programs and retail distribution of equity securities of direct investment programs, and it is anticipated that a substantial portion of our revenues will continue to be derived from direct investment programs in the future. Many factors and events, particularly increased regulatory scrutiny and rising interest rates, may have an adverse impact on the performance of direct investment programs.
Recent scrutiny from FINRA, the SEC and state securities regulators has caused, and could continue to cause, negative publicity about direct investment programs. In recent years, various actions that have been taken against direct investment programs, none of which involved us or our affiliates, have received substantial publicity, much of it negative. In addition, the SEC and FINRA issued bulletins in 2011 and 2012, respectively, urging investors to conduct careful reviews before investing in non-traded REITs, which have also generated negative publicity.
As with other yield-oriented securities, shares of direct investment programs, particularly those marketed to “mass affluent” investors, who we believe seek products with “durable income” characteristics, are impacted by their level of distributions to their stockholders. The distribution rate is often used by investors to compare and rank similar yield-oriented securities for investment decision-making purposes. Changes in interest rates, either positive or negative, may affect the level of distributions that direct investment programs may make and influence the decisions of investors who are considering investing in their securities. A rising interest rate environment, could have an adverse impact on the demand for direct investment programs, their ability to issue additional equity and the cost to them of any such issuance. A rising interest rate environment could also adversely affect the relative attractiveness of direct investment programs to existing and potential investors as compared to other investments with returns that would be expected to benefit from rising interest rates.
In addition to negative publicity due to regulatory scrutiny and the impact of rising interest rates, our exposure to direct investment programs leaves us vulnerable to adverse developments including, but not limited to:

•	a reduction in the popularity of direct investment programs among retail investors or financial advisors;

•	continued or increasing negative publicity concerning non-traded REITs due to reasons other than regulatory scrutiny;

•	changes in tax law;

•	increased, costly or burdensome regulation from the SEC, state securities regulators or FINRA; and

•	malfeasance by sponsors, wholesale distributors or retail distributors of direct investment programs, including by our competitors.

RCS Capital Corporation and Subsidiaries
December 31, 2014

An adverse development relating to direct investment programs for these or any other reason could reduce our sources of revenue and negatively impact the market price of our Class A common stock.
In addition, state securities regulators require that investors in direct investment programs meet certain minimum income and/or net worth standards. These standards may vary from state to state and change frequently. Changes to suitability standards may require us to expend resources familiarizing ourselves, as well as the financial advisors with whom we do business, with the new standards. If a financial advisor does not ensure that customers satisfy the requirements with regards to suitability standards, we could be subject to substantial liability, including fines, penalties and possibly rescission of transactions.
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
Realty Capital Securities and StratCap are subject to risks that are particular to the role as dealer manager for direct investment program offerings.
In connection with their role as dealer manager for direct investment program offerings, Realty Capital Securities and StratCap provide substantial promotional support to the broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other forms of mass communication. Due to the volume of materials that Realty Capital Securities and StratCap may provide throughout the course of an offering, much of which may be scrutinized by regulators, Realty Capital Securities and StratCap may be exposed to significant liability under federal and state securities laws, and subject to fines by the SEC, FINRA and state securities regulators, or even suspension from the securities industry.
We face significant competition for wholesalers.
We are dependent upon our employees, whom we refer to as our wholesalers, who are responsible for promoting sales of products for which we serve as dealer-manager and recruiting new retail broker-dealers and registered investment advisers to sell our products. We are exposed to the risk that our wholesalers could leave or decide to affiliate with one of our competitors and that we would be unable to recruit suitable replacements. A loss of a large group of wholesalers could have a material adverse impact on our wholesale distribution business.
Realty Capital Securities, StratCap and Hatteras are prohibited from raising money for U.S. Net Lease REITs sponsored by American Realty Capital.
During 2013 and 2014, 35.3% and 0.1%, respectively, of equity capital raised by non-traded REITs distributed by us consisted of sales of interests in those non-traded REITs with a primary investment strategy of investing in U.S. single-tenant, net-leased properties (“U.S. Net Lease REITs”), sponsored by American Realty Capital. In connection with the merger between ARCP and Cole Real Estate Investments, Inc. (“Cole”), American Realty Capital and Nicholas Schorsch, our former executive chairman and one of the controlling members of our controlling stockholder, agreed that neither American Realty Capital nor any of its affiliates, which include Realty Capital Securities, StratCap and Hatteras, would be permitted to sponsor or raise capital for any U.S. Net Lease REITs sponsored by American Realty Capital. Mr. Schorsch and other persons affiliated with American Realty Capital are former directors and executive officers of ARCP.
Although this restriction does not prohibit Realty Capital Securities, StratCap and Hatteras from raising money for U.S. Net Lease REITs that are not affiliates of American Realty Capital, Mr. Schorsch or any of their affiliates, there can be no assurance that Realty Capital Securities, StratCap and Hatteras will be able to sell interests in other types of REITs or U.S. Net Lease REITs sponsored by unaffiliated sponsors to replace the loss of sales in U.S. Net Lease REITs sponsored by American Realty Capital.
We are exposed to risks due to our investment banking activities.
Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under the federal securities laws and other laws relating to underwriters’ liability and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that our broker-dealer subsidiaries must at all times be in compliance with the net capital rule.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Providing transaction management services involves providing services that meet the legal needs of our clients and, as a result, we are subject to a variety of complex and evolving laws and regulations.
Providing transaction management services involves providing services that meet the legal needs of our clients, which may subject us to allegations of unauthorized practice of law (“UPL”). UPL generally refers to an entity or person giving legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. We are unable to acquire a license to practice law in the United States, or employ licensed attorneys to provide legal advice to our clients, because we do not meet the regulatory requirement of being exclusively owned by licensed attorneys. We also may be subject to laws and regulations that govern business transactions between attorneys and non-attorneys, including those related to the ethics of attorney fee-splitting and the corporate practice of law. We may incur costs associated with responding to, defending and settling proceedings related to UPL, and the provision of our services more generally. We can give no assurance that we would prevail in such regulatory inquiries, claims, suits or prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.
Hatteras may be affected by the poor investment performance of the mutual funds it sponsors.
Hatteras is dependent on the performance of the mutual funds it sponsors, which can be adversely impacted by many factors, including general market conditions or underperformance relative to competitors or benchmarks, any of which may decrease sales and increase redemptions. If Hatteras experiences a reduction in assets under management, our revenues may decline.
Moreover, because the Hatteras closed-end fund is a fund of funds, which means it generally invests its assets in underlying investment funds, the performance of the fund is affected by the performance of the underlying investment funds, which are outside our control. There can be no assurance that asset allocation of Hatteras or the performance of the underlying investment funds will be successful. Anything that adversely affects the investment funds of Hatteras could adversely affect our results of operations.
Risks Related to Our Acquisitions
Integration of the acquired businesses or any future acquisitions into our business will be challenging and difficult, and we may be unable to profitably operate the acquired businesses and realize the expected benefits of the recent and pending acquisitions or any future acquisitions.
Our success depends in large part on our success in integrating the operations, strategies, technologies and personnel of the acquired businesses. We may fail to realize some or all of the anticipated benefits of the recent and pending acquisitions or any future acquisitions if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations. In addition, the overall integration of the acquired businesses is a time‑consuming and expensive process that could significantly disrupt the operations of our businesses, including the operations of the acquired businesses, even if it is effectively and efficiently planned and implemented, particularly given the size of the acquired businesses relative to our size prior to the initiation of the recent and pending acquisitions and the fact that we have made multiple acquisitions in a short period of time.
Potential difficulties and challenges we may encounter in the integration process include the following:

•	the integration of management teams, strategies, technologies and operations, products and services;

•	the disruption of ongoing businesses and distraction of our management team and the management teams of the acquired businesses from ongoing business concerns;

•
the creation of a need for additional compliance, documentation, risk management and internal control procedures, which could involve the hiring of additional personnel to develop, implement and monitor the effectiveness of such procedures;

•	development and implementation of public company internal control systems for our acquired companies, most of which were previously private enterprises;

•	adjustments or revisions in the allocated value of corporate assets (whether tangible or intangible) of acquired business;

•	the retention of clients, key employees, and financial advisors of our business, the acquired businesses or any future acquisitions;

•
the maintenance of an appropriate level of compliance and operational oversight over the acquired businesses, which continue to operate independently under separate brands and management following their acquisitions by us, and financial advisors, who continue to operate through small and decentralized branch offices;

•	the creation of uniform standards, controls, procedures, policies and information systems appropriate for a public company;

RCS Capital Corporation and Subsidiaries
December 31, 2014

•	the consolidation and rationalization of information technology platforms and administrative infrastructures;

•	the integration of corporate cultures and acquired management teams and maintenance of employee morale;

•	the integration of accounting, human resources and other administrative systems, and coordination of trading, sales and marketing functions; and

•	the realization of anticipated synergies and cost savings expected from integrating the acquired businesses and any future acquisitions in our business.
Integration difficulties, or any other factors that make operating the acquired businesses or our other businesses more challenging following the completion of the recent and pending acquisitions, may prevent us from realizing the benefits from the recent and pending acquisitions or any future acquisitions to the extent, or in the time frame, anticipated by us. We have incurred, and expect to continue incurring, substantial expenses related to the recent and pending acquisitions. These transaction and integration expenses could, particularly in the near term, exceed the savings and synergies that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses following the completion of the recent and pending acquisitions. Any of these factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.
There can be no assurance that we will be successful in pursuing our long-term strategy of expanding into complementary businesses or manage our growth effectively.
We have significantly expanded our operations during 2014 through the recent and pending acquisitions as part of our long-term strategy to expand into complementary businesses. It is also anticipated that we will continue pursuing this strategy through additional acquisitions.
This recent growth, and any future growth if it occurs through the completion of future complementary acquisitions or otherwise, will place significant demands on our management’s attention, infrastructure and other resources. There are many factors that may also prevent us from profitably operating the acquired businesses and realizing the expected benefits of the recent and pending acquisitions or any future acquisitions:

•
the substantial debt and preferred equity we incurred and issued to finance the recent and pending acquisitions, and any financing of any future acquisitions we obtain, may limit our ability to deploy capital for other purposes;

•	our failure to successfully further develop the acquired businesses or any future acquisitions;

•	harm to the key business relationships, brands and reputations of the acquired businesses and our other businesses;

•	litigation in connection with the activities of the acquired businesses or any future acquisitions, including claims from terminated employees, customers, former stockholders or other third parties;

•	costs necessary to establish and maintain effective internal controls for the acquired businesses or any future acquisitions; and

•	increased fixed costs.
If we do not effectively manage our growth we may not be able to meet the needs of our clients and our financial advisors, which could adversely affect our revenues and operations.
To the extent we pursue additional acquisitions, uncertainty regarding whether or not they will be completed may adversely affect our businesses and the businesses to be acquired.
Any additional acquisitions we make will be conditioned on certain closing conditions, and there can be no assurance that such acquisitions will be completed on a timely basis, or at all. In particular, any transaction involving a change in ownership or control of a broker-dealer likely would require an application to FINRA for approval of such change of ownership or control and that approval might not be granted. Accordingly, we may not be able to consummate acquisition transactions requiring FINRA approval that we negotiate in the future. Moreover, FINRA may restrict any proposed business expansion by either an acquisition candidate or one of our existing broker-dealer subsidiaries, further inhibiting our growth opportunities.
Stockholder litigation may also delay or disrupt the completion of future pending acquisitions. Stockholders of certain of the acquired businesses filed two lawsuits related to the recent and pending acquisitions, both of which were settled, and additional lawsuits may be filed challenging the recent and pending acquisitions or any future acquisitions, which name or may name us as a defendant. An adverse judgment in a lawsuit challenging any of our acquisitions may prevent such acquisition from becoming effective within the expected timeframe, or at all, or may subject us to monetary damages. Whether or not any plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Uncertainty regarding whether or not any future acquisition we enter into will be completed may inhibit our ability to fully execute our growth strategy or otherwise adversely affect our businesses and any businesses we seek to acquire. Moreover, if any future acquisition is not completed on a timely basis, or at all, we may not realize the expected benefits from such acquisition, which could have an adverse effect on our business.
The recent and pending acquisitions may expose us to unknown liabilities.
We are, or will be, subject to all of the liabilities of the acquired businesses, other than certain liabilities not assumed pursuant to the agreements related to the recent and pending acquisitions. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected.
Moreover, we do not have the right to be indemnified under all of the agreements related to the recent and pending acquisitions, and, to the extent there is indemnification against such losses and liabilities in certain of the agreements, the amount of such indemnification is limited and may not be sufficient to cover the actual losses we may suffer.
Regulatory Risks
Extensive or frequent changes in regulations could adversely affect our business.
The financial services industry is subject to extensive and frequently changing regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Such regulation continues to grow more extensive and complex, and regulatory proceedings continue to become more frequent and sanctions more severe. The SEC, FINRA, the Municipal Securities Rulemaking Board (“MSRB”) securities exchanges and other governmental authorities and SROs continue to propose new regulatory initiatives which may result in the adoption of new or revised regulations, as well as changes to interpretations of existing regulations. We may be adversely affected by new regulations, changes in regulatory interpretations, or more rigorous enforcement of applicable regulations, any of which could limit our business activities, increase our costs, adversely affect our results of operations and financial condition and harm our reputation.
Regulatory changes that may have an adverse impact on our business include potential new regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). These may include the development of alternative standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail investors, including the imposition of a fiduciary standard on broker-dealers. The SEC is also considering the potential harmonization of certain other aspects of the regulation of broker-dealers and investment advisers. Additionally, the Department of Labor (the “DOL”) announced in February 2015 that it had submitted a re-proposal of a regulation under the Employee Retirement Income Security Act (“ERISA”) to the Office of Management and Budget for review prior to public release, and that the re-proposal would expand the scope of those who become fiduciaries to capture more of the current services of 401(k) and IRA providers. The adoption of any such SEC or DOL regulations could require changes to certain business practices and require us to invest significant management attention and resources to evaluate and make necessary changes, which could impact our business and financial results.
Additionally, the SEC has approved amendments to the FINRA and NASD rules that address values of certain direct investment programs referred to as direct participation programs (“DPPs”) and unlisted REIT securities. The amendments, which will become effective in 2016, modify the requirements for inclusion of per share estimated values of DPP and REIT securities in customer account statements and make corresponding changes to the requirements applicable to participation by broker-dealers in public offerings of DPP and REIT securities. These rule amendments may result in changes to the values of DPP and REIT securities which appear on customer account statements. If investors or financial advisors react negatively to the new disclosure regime, the demand for these products could be reduced, which could harm our results of operations.
We may also be adversely affected by other evolving regulatory standards, such as FINRA’s new supervision rules, which became effective in December 2014, suitability requirements and enhanced regulatory oversight over incentive compensation.
Broker-dealers and other financial services firms are subject to extensive regulations.
Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and SRO rules. Our broker-dealer subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and in the states in which they conduct securities business and are members of FINRA and other SROs. Some of our broker-dealers also conduct business involving commodities, futures and/or insurance, in which case they may also be registered or licensed with or members of the Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”), and/or state insurance regulatory authorities. Our broker-dealer subsidiaries are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The regulations applicable to broker-dealers cover all aspects of the securities business, including, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds and securities, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. As part of this regulatory scheme, broker-dealers are subject to regular and special examinations by the SEC and FINRA intended to determine their compliance with securities laws, regulations and rules. Following an examination’s conclusion, a broker-dealer may receive a deficiency letter identifying potential compliance or supervisory weaknesses or rule violations which the firm must address.
The SEC, FINRA and other governmental authorities and SROs may bring enforcement proceedings against firms and place other limitations on firms subject to their jurisdiction, as well as their officers, directors, employees and independent contractors, whether arising out of an examination or otherwise, for violations of the securities laws, regulations and rules. Sanctions can include cease-and-desist orders, censures, fines, civil monetary penalties and disgorgement, limitations on a firm’s business activities, suspension, revocation of FINRA membership or even expulsion of the firm from the securities industry. Criminal actions are referred to the appropriate criminal law enforcement agency. Any such proceeding against one of our broker-dealers, or any of their associated persons could harm our reputation, cause us to lose clients or fail to gain new clients and adversely affect our results of operations and financial condition.
Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. The SEC, FINRA, DOL and other governmental authorities and SROs have increased their scrutiny of potential conflicts of interest. We have adopted, and regularly review and update, policies, procedures and controls designed to address or limit actual or perceived conflicts, but there can be no assurance of the effectiveness of these protocols. Addressing conflicts of interest adequately is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to identify and successfully manage these conflicts of interest. The development and implementation of policies, procedures and controls to address or limit actual or perceived conflicts may also result in increased costs. Failure to identify and successfully manage conflicts of interest procedures could subject us to disciplinary sanctions or litigation or could harm our reputation.
Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) mandates that financial institutions, including broker-dealers and investment advisers, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. We have established AML programs but there can be no assurance of the effectiveness of these programs. Failure to comply with AML requirements could subject us to disciplinary sanctions and other penalties.
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
Our ability to comply with applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, supervision, recordkeeping and reporting and audit systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we have adopted policies and procedures we believe are reasonably designed to comply with applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to our past or future compliance with applicable regulations.
Investment advisers are also subject to extensive regulation.
Investment advisers are also subject to extensive regulation. Depending on factors such as assets under management and geographic location, investment advisers are primarily regulated by the SEC or state securities regulators. The SEC oversees the activities of its registered investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). State-registered advisers are regulated by the applicable state regulatory authority. SK Research and certain subsidiaries of our independent retail advice businesses are registered as investment advisers either with the SEC or state securities regulators, and they and their associated persons are subject to the requirements of the Advisers Act and state securities laws, as applicable, including examination and enforcement authority. Our investment advisers are subject to laws and regulations related to, among other things, fiduciary duties to clients, performance fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the adviser and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.
Failure to comply with the Advisers Act or other federal and state regulations could lead to regulatory investigations and enforcement proceedings which could result in monetary penalties, cease and desist orders or even termination of an adviser’s registration. Criminal actions are referred to the appropriate criminal law enforcement agency. Any such proceedings against one of our investment advisers, or any of their associated persons could harm our reputation, cause us to lose clients or fail to gain new clients and adversely affect our results of operations and financial condition.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Additionally, our investment adviser subsidiaries have fiduciary obligations that require their financial advisors to act in the best interests of their retail clients. Our investment adviser subsidiaries and/or their financial advisors may face liability for actual or alleged breaches of duties owed to their clients including their fiduciary duty, the suitability of the financial products they recommend, the investment advice they provide and the adequacy of disclosure, including with respect to conflicts of interest, among other things.
Certain of our broker-dealer and investment adviser subsidiaries are subject to regulatory investigations and proceedings and may not be successful in defending against such proceedings.
Certain of our broker-dealer and investment adviser subsidiaries and/or their financial advisors are subject to civil and/or criminal investigations or proceedings.
For example, during March 2014, a broker-dealer subsidiary of ICH entered into a Letter of Acceptance, Waiver, and Consent with FINRA. Without admitting or denying the findings, the broker-dealer subsidiary of ICH accepted and consented to FINRA’s findings that: (i) from about June 2009 through April 2011, the broker-dealer subsidiary of ICH failed to provide prospectuses to customers who purchased ETFs, (ii) the broker-dealer subsidiary of ICH failed to establish, maintain and enforce an adequate supervisory system, including WSPs, concerning the sale of ETFs and its obligations to provide ETF prospectuses to customers, and (iii) by reason of the foregoing, the broker-dealer subsidiary of ICH acted in contravention of Section 5(b)(2) of the Securities Act of 1933 (the “Securities Act”) and thereby violated FINRA Rule 2010, and also violated NASD Conduct Rule 3010. The broker-dealer subsidiary of ICH also consented to a censure and a $100,000 fine.
In addition, during 2014, Hatteras was subject to a SEC Staff examination. The Staff of the Division of Investment Management has asserted, among other things, various potential violations by Hatteras of the anti-fraud provisions of the federal securities laws, including Section 206 of the Advisers Act, Section 34(b) of the Investment Company Act, Section 10(b) of the Exchange Act and Section 17(a) of the Securities Act. The Staff of the Division of Investment Management referred the examination findings to the SEC’s Division of Enforcement. While this investigation closed with no further action taken, there can be no assurance that future investigations will similarly be resolved in our favor.
Such proceedings can require the expenditure of significant resources. Predicting the outcome of such matters is inherently difficult, particularly when investigations are at an early stage. While we maintain insurance designed to lessen the cost of defending and/or settling covered matters (including certain regulatory actions) and paying fines which may be imposed, our insurance policies have limitations and deductibles, do not cover all matters and do not fully insulate our businesses from the costs and other adverse consequences of covered matters. There can be no assurance that the findings of a governmental authority or SRO will not result in disciplinary action against our broker-dealer or investment adviser subsidiaries and/or their officers, directors, employees and independent contractors, including fines, censures, limitations on activities or other civil or criminal sanctions. Any such disciplinary action could cause reputational harm and adversely affect our results and financial condition.
Our Retail Firms engage in regulated activities that are different from those previously undertaken by us and expose us to different risks.
The business we conduct through our Retail Firms is a highly regulated business in which we had not been engaged prior to our acquisition of Cetera in April 2014. This business involves servicing retail clients through networks of financial advisors that operate through multiple separate branch offices. We are responsible for the conduct of a network of independent Retail Firms, including the management and supervision of branch office operations and the supervision of retail activities. Our broker-dealer subsidiaries and investment adviser subsidiaries and their officers, directors, employees and independent contractors, have significant obligations to their clients and are subject to laws, regulations and rules, governmental authorities and SROs to which we had not previously been subject. Engaging in this business has increased our exposure to claims, litigation and regulatory proceedings resulting from, among other things, alleged and actual errors and omissions, breaches of fiduciary or other duties owed to clients, misconduct in effecting securities transactions, rendering investment advice or placing insurance, and criminal misconduct.
In addition, businesses we acquire in the future may engage in regulated activities that are different from those currently undertaken by us and thus may expose us to different risks.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Failure to comply with net capital requirements could subject us to sanctions imposed by the SEC or FINRA.
The SEC’s uniform net capital rule requires each of our broker-dealer subsidiaries to maintain a specified minimum amount of net capital at all times. The net capital rule focuses on liquidity and is designed to protect securities customers, counterparties and creditors by requiring that broker-dealers have sufficient liquid resources on hand at all times to satisfy claims promptly. The rule also limits the ability of broker-dealers to pay dividends, make payments on certain indebtedness, such as subordinated debt, or make unsecured loans to related persons if any such payment would reduce the firm’s net capital below a specified threshold. Broker-dealers are expected to be able to demonstrate moment-to-moment compliance with the net capital rule. In addition to the minimum net capital requirements, the SEC and FINRA have established early warning levels of capital that exceed a broker-dealer’s minimum capital requirement. A broker-dealer whose capital falls below the early warning level must notify the SEC and FINRA. If the broker-dealer’s net capital falls below its minimum net capital requirement, the SEC or FINRA can require the firm to cease operations. Our broker-dealer subsidiaries may not be able to maintain adequate levels of net capital, or their net capital may fall below the requirements established by the SEC and FINRA, which may subject them to disciplinary action in the form of fines, suspension or expulsion. Even in circumstances where a broker-dealer does not violate its applicable early warning level or minimum net capital requirements, if there is an unusually large charge against one of our broker-dealer subsidiary’s net capital, operations that are capital intensive, such as underwriting may be limited. A large operating loss or other charge against net capital could limit the affected broker-dealer subsidiary’s ability to expand or even maintain its present levels of business, which could adversely affect our results of operations and financial condition. We may not be able to predict the amount of regulatory capital our broker-dealer subsidiaries may require and there can be no assurances that the sources of funding we have in place to manage their regulatory capital requirements will always be sufficient.
There are risks involved in acting as a fiduciary.
Fiduciary risk is the potential for financial or reputational loss through breach of fiduciary duties to a client. Our investment adviser subsidiaries and their financial advisors have a fiduciary duty to act in the best interests of their retail clients when providing personalized investment advice. As a result of the Dodd-Frank Act, a fiduciary standard may also be imposed on broker-dealers when they provide personalized advice to retail investors. Also, certain of our subsidiaries are subject to ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), and to regulations promulgated thereunder. ERISA and applicable provisions of the Code impose duties on persons who are considered fiduciaries with respect to benefit plan clients. ERISA and applicable provisions of the Code also prohibit specified transactions involving benefit plan clients, including, with respect to ERISA, employee benefit plans and, with respect to the Code, individual retirement accounts and Keogh plans, and impose monetary penalties, including excise taxes, for violations of these duties and restrictions. The DOL is considering re-proposal of a regulation under ERISA that would expand the scope of those who become fiduciaries to capture more of the current services of 401(k) and IRA providers. Any failure to comply with current or expanded fiduciary duties could result in significant liabilities, and potentially limit or restrict the ability of our subsidiaries to act as fiduciaries for any plans.
The SEC may limit 12b-1 fees.
“12b-1” fees are fees paid by a mutual fund out of fund assets (thus, indirectly by investors) to cover distribution expenses and shareholder servicing expenses. 12b-1 fees get their name from the SEC rule that authorizes a fund to pay them. During the year ended December 31, 2014, we received $250.0 million in 12b-1 fees. In 2010, the SEC proposed new rules and disclosure requirements that, if adopted, would significantly change the existing regulatory framework governing distribution and servicing fees, and ongoing sales charges. The proposal could have significant implications for the mutual fund industry, including broker-dealers and investment advisers that sell mutual fund shares. If adopted, the new rules could result in our broker-dealer subsidiaries receiving reduced 12b-1 fees, which could negatively impact our revenues and earnings and have an adverse effect on our growth strategy and our business. The DOL has also proposed changes that would eliminate third-party incentive payments, such as 12b-1 and other revenue sharing fees on mutual funds held in IRA accounts. If adopted, the proposal would also adversely affect our results of operations and financial condition.
Our ability to raise capital in a timely manner in the amount that we may require and to effect changes in ownership is limited by the operation of NASD (FINRA) Rule 1017.
NASD (FINRA) Rule 1017 requires that any member of FINRA file an application for approval of any change in ownership that would result in one person or entity directly or indirectly owning or controlling 25% or more of a member firm’s equity capital. The application must be filed at least 30 days prior to effecting a change. The approval process under Rule 1017 can take six months or more to complete.
The required process under NASD (FINRA) Rule 1017, including the required 30-day notice period before effecting a change in ownership, could hinder or delay us in any effort to raise capital, where, as a result of the capital raised, any person or entity would own or control 25% of more of any of our broker-dealer subsidiaries. A denial of any application we have made under NASD (FINRA) Rule 1017 could also have a material adverse effect on us.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Risks Related to Our Structure
The structure of our Class B common stock has the effect of concentrating voting control over us in RCAP Holdings and, indirectly, in those who control RCAP Holdings.
For so long as any of our Class B common stock remains outstanding, the holders of our Class B common stock always will have a majority of the voting power of our outstanding common stock. This concentrated control will limit or preclude your ability to influence corporate matters as a holder of Class A common stock. RCAP Holdings — which is directly or indirectly controlled by Messrs. Schorsch and Kahane — holds the sole outstanding share of our Class B common stock and thereby controls a majority of the voting power of our outstanding common stock, retains effective control of our board of directors and has the ability to control all matters submitted to our stockholders for approval.
On December 30, 2014, we announced that Mr. Schorsch and William M. Kahane, the controlling members of our controlling stockholder, had resigned from their positions as, respectively, the executive chairman and a member of our board of directors as part of an initiative to simplify our governance structure, reduce complexity and minimize perceived conflicts of interest among related parties and affiliates, but there can be no assurance that this initiative will be successful.
Due to their control over the sole outstanding share of Class B common stock, Messrs. Schorsch and Kahane currently have the ability to control or influence all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	certain changes to our certificate of incorporation;

•	amendments to any agreements between us and RCAP Holdings;

•	corporate opportunities that may be suitable for us, RCAP Holdings or Messrs. Schorsch and Kahane and the other members of RCAP Holdings;

•	determinations with respect to enforcement of rights we may have against third parties;

•
the payment of dividends, if any, and to the extent permitted by the negative covenants contained in the bank facilities and the indenture governing the convertible notes, on our Class A common stock and any preferred stock we have issued or may issue, including the Series B preferred stock and the Series C convertible preferred stock; and

•	the number of shares available for issuance under our stock plans for prospective and existing employees, as well as the number of shares available under any future stock purchase program.
If RCAP Holdings does not provide any requisite consent allowing us to conduct activities requiring stockholder consent when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. Messrs. Schorsch and Kahane also control RCS Capital Management the company that provides strategic planning and consulting services to assist us and our subsidiaries in implementing our business strategies, subject to oversight, directly or indirectly, by our board of directors. This means that these individuals may have an even greater influence over our affairs than their control over RCAP Holdings and direct ownership of shares of our Class A common stock alone would dictate.
RCAP Holdings’ ability to control our board of directors may also make it difficult for us to recruit high-quality independent directors. Persons who would otherwise have accepted an invitation to join our board of directors may decline to do so, which makes the recruitment of the most qualified independent directors more difficult.
On April 29, 2014, RCAP Holdings pledged substantially all of its assets, including the sole outstanding share of our Class B common stock, to secure the bank facilities. An event of a default under the bank facilities and operation of the pledge with respect to the sole outstanding share of Class B common stock could give rise to a change in control of our company.
In the event RCAP Holdings is acquired or otherwise undergoes a change of control, any acquiror or successor will be entitled to exercise the voting control and contractual rights of RCAP Holdings, and may do so in a manner that could vary significantly from that of RCAP Holdings.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Following the redemption of the sole outstanding share of our Class B common stock, the concentration of ownership of our Class A common stock in the members of RCAP Holdings and Luxor could continue to limit other stockholders’ ability to influence corporate matters.
RCAP Holdings holds the sole outstanding share of our Class B common stock and thereby controls a majority of the voting power of our outstanding common stock, retains effective control of our board of directors and has the ability to control all matters submitted to our stockholders for approval. Luxor Capital Group LP and its affiliates (“Luxor”) currently hold shares of Class A common stock and certain other securities and rights that can be converted into or exercised for newly issued shares of our Class A common stock, namely Series C convertible preferred stock, convertible notes and a put right, which we refer to as the “Luxor put,” with respect to Luxor’s 19.46% membership interest in RCS Capital Management under a put/call agreement entered into on April 29, 2014. For so long as it holds a majority of the Series C convertible preferred stock outstanding, Luxor is also entitled to appoint at least one member to our board of directors and has other rights. The number of shares of Class A common stock issuable upon conversion of the Series C convertible preferred stock or the convertible notes or upon exercise of the Luxor put is restricted by the ownership limitations described under Note 11 of our consolidated financial statements, which we refer to as the “ownership limitations.”
Luxor, RCAP Holdings and the members of RCAP Holdings have agreed to use their reasonable best efforts to cause the rights of our Class B common stock to be amended to allow us, at any time after July 1, 2016, to redeem any outstanding Class B common stock owned by RCAP Holdings for $50.0 million in cash, subject to proportionate increase if the market price of our Class A common stock is above $30.00 per share, although we would be prohibited from doing so by the restricted payments covenant contained in the bank facilities currently in effect. Any such redemption would also be subject to our obtaining the affirmative vote of those holders of Class A common stock owning a majority of the outstanding Class A common stock.
Assuming the redemption occurred as of March 6, 2015, Messrs. Schorsch and Kahane and the other members of RCAP Holdings would control 41.52% of our combined voting power through their direct ownership of 30,584,427 shares of our Class A common stock and Luxor would control 12.15% of our combined voting power through its direct ownership of 8,952,312 shares of our Class A common stock. Assuming the redemption occurred and assuming conversion of the Series C convertible preferred stock and convertible notes held by Luxor and exercise of the Luxor put (without giving effect to the ownership limitations applicable to Luxor), Messrs. Schorsch and Kahane and the other members of RCAP Holdings, would control 33.75% of our combined voting power through their direct ownership of 30,584,427 shares of our Class A common stock and Luxor would control 28.59% of our combined voting power through its direct ownership of 25,906,703 shares of our Class A common stock.
The potential for continued significant concentration of share ownership and control through Messrs. Schorsch and Kahane and the other members of RCAP Holdings, Luxor or all of them, acting together, may adversely affect the trading price for our Class A common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Moreover, this concentrated voting control would have similar effects to the current concentrated voting control of Messrs. Schorsch and Kahane, as described in more detail above in “- The structure of our Class B common stock has the effect of concentrating voting control over us in RCAP Holdings and, indirectly, in those who control RCAP Holdings.”
There are various conflicts of interest arising out of our relationship with RCAP Holdings and RCS Capital Management, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with RCAP Holdings and RCS Capital Management, both of which are controlled by Mr. Schorsch, the former executive chairman of our board of directors, and Mr. Kahane, our former chief executive officer and a former director. Peter Budko, one of our directors, and Mr. Weil, our chief executive officer and one of our directors, are also executives and members of both RCAP Holdings and RCS Capital Management. These individuals have conflicts between their duties to us and their duties to, and interests in, RCAP Holdings, RCS Capital Management and other affiliates of RCAP Holdings and RCS Capital Management, and these conflicts may not be resolved in our favor.
Conflicts may arise with respect to the interpretation, continuation, renewal or enforcement of our agreements with RCS Capital Management, RCAP Holdings and their affiliates. The resolution of any such conflict in favor or RCAP Holdings, RCS Capital Management or any of their affiliates may materially harm our results of operations and the value of your shares of our Class A common stock.
For example, we have provided certain non-traded REITs sponsored by American Realty Capital, which are affiliates of RCAP Holdings, with a variety of support, advisory and other services in connection with preparation for and execution of their proposed and completed strategic transactions, namely their listings on national securities exchanges, under agreements that provide for fixed advisory fees and fixed fees due at the time of completion of the transaction. We expect that we will enter into similar arrangements on similar terms with other non-traded REITs sponsored by American Realty Capital in the future. A conflict could arise over the rates that we earn under these arrangements, and we could earn less under these arrangements in the future if the individuals who control the non‑traded REITs sponsored by American Realty Capital and us make such a determination. Similar conflicts that are not resolved in our favor could occur in connection with the mergers and acquisitions advisory and capital markets services we provide to other related parties.

RCS Capital Corporation and Subsidiaries
December 31, 2014

It may be difficult to favorably resolve any disputes that arise between us, RCAP Holdings and RCS Capital Management.
Disputes may arise between us, RCAP Holdings and RCS Capital Management, which is controlled by the controlling members of RCAP Holdings, in a number of areas relating to our ongoing relationships, including:

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain potential clients;

•	sales or dispositions by RCAP Holdings and its members of all or any portion of their ownership interest in us; and

•	business development or marketing activities by us which may require the consent of RCAP Holdings.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if the conflict were between two unaffiliated parties. The agreements we have entered into with RCAP Holdings, RCS Capital Management and their affiliates may only be amended upon agreement between the parties. While we are controlled by RCAP Holdings, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for NYSE-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Because we qualify as a “controlled company” under the corporate governance rules for NYSE-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined not to have an independent nominating function or to have the full board of directors be directly responsible for nominating members of our board of directors. We have established a compensation committee, although our compensation committee does not meet the independence requirements which would have been required under corporate governance rules for NYSE-listed companies if we were not a controlled company. We have, however, elected a majority of independent members to our board of directors, although there can be no assurance that our board of directors will continue to have a majority of independent directors, as this is not required by corporate governance rules for NYSE-listed companies for controlled companies. Should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
If we were able to redeem the sole outstanding share of our Class B common stock pursuant to our redemption agreement with RCAP Holdings, we would no longer qualify as a controlled company under corporate governance rules for NYSE-listed companies. See “— Following the redemption of the sole outstanding share of our Class B common stock, the concentration of ownership of our Class A common stock in the members of RCAP Holdings and Luxor could continue to limit other stockholders’ ability to influence corporate matters.”
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
While the qualified professionals of our operating subsidiaries generally are the direct employees of those operating subsidiaries and provide services for them on a full-time basis, RCS Capital Management is not obligated to dedicate any of its officers exclusively to us. In addition, none of our officers or the officers of RCS Capital Management is obligated to dedicate any specific portion of his time to our business. Each of these individuals has significant responsibilities for other business segments currently managed by affiliates of American Realty Capital, including as a result of being part of the senior management or key personnel of other American Realty Capital-sponsored entities and their advisors. For example, nine of the American Realty Capital-sponsored or co-sponsored REITs have registration statements that became effective during 2014. Additionally, one American Realty Capital-sponsored program was currently in registration as of December 31, 2014. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets that affect American Realty Capital, the attention of RCS Capital Management’s principals and executive officers will also be required by the other entities and businesses managed by affiliates of American Realty Capital. In such situations, we may not receive the level of support and assistance that we might receive if we were internally managed.

RCS Capital Corporation and Subsidiaries
December 31, 2014

In addition, no assurance can be given that RCS Capital Management will continue to provide services to us. The initial term of the services agreement extends until June 10, 2033, with automatic five-year renewals, subject to termination by nonrenewal upon a 180-day prior written notice. If the services agreement is terminated and no suitable replacement is found to provide the services needed by us under that agreement, we may not be able to execute our business plan.
The services agreement was not negotiated on an arm’s-length basis and may not be as favorable as a services agreement negotiated with an unaffiliated third party.
Our chief executive officer and two of our six directors are also members of RCAP Holdings, RCS Capital Management and American Realty Capital. Our services agreement was negotiated between related parties and its terms, including amounts payable thereunder, may not be as favorable as if it had been negotiated with an unaffiliated third party.
Our ability to terminate the services agreement without cause is limited, and would be difficult to exercise. During the initial term, we, together with RCS Capital Holdings, LLC (“RCS Holdings”), an intermediate holding company wholly owned by us, formed in 2014 to own our operating subsidiaries, may terminate the services agreement only for cause. Effective at the expiry of the initial 20-year term or any subsequent five-year renewal term, we, together with RCS Holdings, may terminate the services agreement without cause upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) RCS Capital Management’s unsatisfactory performance that is materially detrimental to us; or (2) a determination that the quarterly fees, incentive fees or performance-based awards payable to RCS Capital Management are not fair, subject to RCS Capital Management’s right to prevent termination based on unfair fees or awards by accepting a reduction of quarterly fees, incentive fees or awards agreed to by at least two-thirds of our independent directors. RCS Capital Management must be provided 180 days’ prior written notice of any such termination. These provisions may adversely affect our ability to terminate RCS Capital Management’s services without cause.
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
RCS Capital Management provides certain services to us pursuant to a services agreement. RCS Capital Management is paid substantial fees for these services, which reduces the amount of cash available for investment in our business or distribution to our stockholders. Such fees consist of: (i) a quarterly fee; and (ii) an incentive fee. For the period from the closing of our initial public offering on June 10, 2013 to December 31, 2013 and the year ended December 31, 2014, the aggregate of the quarterly and incentive fees was $6.2 million and $2.0 million, respectively. During 2014, RCS Capital Management also received performance-based awards under the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement among the Company, RCS Holdings and RCS Capital Management (the “OPP”) as further described in Note 19 to our consolidated financial statements. In the future we may contract with RCAP Holdings and/or RCS Capital Management to perform other services for us for which we will pay additional fees.
In connection with the closing of the acquisition by Luxor of an interest in RCS Capital Management, the OPP was amended, which resulted in 310,947 LTIP units being earned as of April 28, 2014, and 1,014,053 LTIP Units being forfeited. Following this amendment, no more LTIP Units can be issued under the OPP. On December 31, 2014, the OPP was amended again to provide for the early vesting of the earned LTIP Units such that all the earned LTIP Units became fully vested on December 31, 2014 and were converted into Class C Units in RCS Holdings on a one-for-one basis which, in turn, were converted into shares of Class A common stock on a one-for-one basis. Accordingly, on December 31, 2014, 310,947 shares of Class A common stock were issued pro rata to the individual holders of earned LTIP Units, the members of RCS Capital Management who are also members of RCAP Holdings and American Realty Capital. Following this conversion, no more LTIP Units are outstanding.

RCS Capital Corporation and Subsidiaries
December 31, 2014

In general, we and our subsidiaries are permitted to deduct all ordinary and necessary business expenses incurred in the operation of our businesses. The quarterly fee payable by us and RCS Holdings to RCS Capital Management, a related party, is allocated among us and RCS Holdings based on any reasonable method determined by our independent directors, such as the relative value of the services provided during the relevant period or the relative amount of time spent by RCS Capital Management providing management services to us, on the one hand, and to RCS Holdings and our operating subsidiaries, on the other hand. The Internal Revenue Service (“IRS”) could challenge the allocation of the quarterly fee among us and RCS Holdings or the deductibility of the quarterly fee by us or RCS Holdings if, for example, the amount of the quarterly fee is not reasonable relative to the services provided. If the deduction were successfully denied, in whole or in part, we or RCS Holdings, as applicable, would compute taxable income without deducting the quarterly fee, thereby increasing taxable income (or reducing losses) despite the reduction in our or RCS Holdings’ cash due to the payment of the quarterly fee to RCS Capital Management.
The quarterly fees payable to RCS Capital Management under the services agreement may cause RCS Capital Management to engage in risky behavior in order to increase its compensation.
Under the services agreement, RCS Capital Management is entitled to receive: (i) quarterly fees based on our GAAP pre-tax income; and (ii) incentive fees based on our Core Earnings. Core Earnings is a non-GAAP measure and is defined as our after-tax GAAP net income (loss), before the incentive fee plus non-cash equity compensation expense, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss).
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
Any material weaknesses in our internal controls may impede our ability to produce timely and accurate financial statements, which could cause us to fail to file our periodic reports timely, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business, results of operations, financial condition and the price of our Class A common stock.
As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the SEC within prescribed time periods. As part of the NYSE listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. We may not be able to produce reliable financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or comply with NYSE listing requirements. In addition, we could make errors in our financial statements that could require us to restate our financial statements. If we are required to restate our financial statements in the future for any reason, any specific adjustment may be adverse and may cause our results of operations and financial condition, as restated, to be materially adversely impacted. As a result, we could be the subject of adverse publicity, stockholder lawsuits and investigations and sanctions by regulatory authorities, such as the SEC. Any of the above consequences could cause the price of our Class A common stock to decline and could impose significant unanticipated costs on us.
As of December 31, 2014, we no longer qualified as a “smaller reporting company” or an “emerging growth company” under the Securities Act and the Exchange Act. As a result, beginning with our Annual Report on Form 10-K for the year ended December 31, 2014, our independent registered public accounting firm is now required to evaluate and report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015, we will become subject to more rigorous disclosure requirements that are applicable to publicly reporting companies that do not qualify as smaller reporting companies or emerging growth companies, including compensation discussion and analysis. The increased personnel requirements and other obligations related to these new requirements will cause an increase in public company reporting and internal and external auditing expenses, which could have an adverse effect on our results of operations.
To the extent we, or our independent registered public accounting firm, find material weaknesses in our internal controls, we, or our independent registered public accounting firm, may determine that we have ineffective internal controls over financial reporting as of any particular fiscal year end. Any material weaknesses or other deficiencies in our internal controls may delay the conclusion of an annual audit or a review of our quarterly financial results.

RCS Capital Corporation and Subsidiaries
December 31, 2014

If we are not able to issue our financial statements in a timely manner, or if we are not able to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the NYSE. If these events occur, the listing of our Class A common stock on the NYSE could be suspended or terminated and the price of our Class A common stock could materially suffer. In addition, we could be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us, divert management attention and materially harm our business, results of operations, financial condition and the price of our Class A common stock.
We would be required to pay to RCAP Holdings most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the step up in tax basis we would receive if the exchange by RCAP Holdings of substantially all of its Operating Subsidiaries Units is characterized as a taxable exchange.
If the exchange by RCAP Holdings of substantially all of its Operating Subsidiaries Units for shares of our Class A common stock (and cancellation of its corresponding shares of our Class B common stock) through the exchange transactions qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and intangible assets of Realty Capital Securities, RCS Advisory and ANST connected with such Operating Subsidiaries Units. Accordingly, we would not be required to make any payments under the tax receivable agreement we have entered into with RCAP Holdings.
However, if the exchange were treated as a taxable transaction, each of Realty Capital Securities, RCS Advisory and ANST intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis in the tangible and intangible assets of each of Realty Capital Securities, RCS Advisory and ANST with respect to such Operating Subsidiaries Units acquired by us in such exchanges. The increase in tax basis would be expected to reduce the amount of tax that we would otherwise be liable for in the future. Pursuant to the tax receivable agreement we have entered into with RCAP Holdings, we would be required to pay RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that we realize as a result of this increase in tax basis resulting from the exchange. The amount and timing of any payments under the tax receivable agreement would vary depending on a number of factors, including the extent to which the exchange is taxable, the amount and timing of our income and the tax rates then applicable.
Risks Related to our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be volatile and could be subject to wide fluctuations. In addition, the trading volume of Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of our Class A common stock at or above your purchase price, if at all. There can be no assurance that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of Class A common stock, include:

•
adverse publicity about direct investment programs, generally, or individual scandals specifically, including due to the events relating to the announcement concerning certain accounting errors by ARCP;

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

•	litigation and governmental investigations, including due to the events relating to the announcement concerning accounting errors by ARCP.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Public perceptions of the actual or expected risks or benefits of our recent and pending acquisitions could also affect the price of our Class A common stock. If we do not achieve the perceived benefits of our recent and pending acquisitions as rapidly or to the extent anticipated by financial or industry analysts, or the effect of our recent and pending acquisitions on our financial results is otherwise not consistent with the expectations of financial or industry analysts, the market price of our Class A common stock may decline. In addition, our stock price has been, and may continue to be, materially adversely impacted by the developments described under “—The announcement concerning certain accounting errors by ARCP has affected sales by RCAP of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us and there can be no assurance that it will not continue to affect equity capital raised and have additional adverse impacts on our results of operations or the market price of our Class A common stock.” The market price of our Class A common stock has declined by 40.03% from the closing price on October 28, 2014, the trading date immediately preceding the announcement by ARCP, through the closing price on March 6, 2015. Uncertainty about the completion of our pending acquisitions, which are subject to conditions, may also affect the market price of our Class A common stock.
Future sales of our Class A common stock in the public market or future issuances in connection with acquisitions of businesses could lower the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock or the perception that such sales could occur. Issuances of our Class A common stock will also occur to pay consideration at the completion of the acquisitions of VSR and Girard and to pay post-completion consideration due in connection with the acquisitions of Docupace, StratCap and Trupoly. These sales or issuances, or the possibility that these sales or issuances may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
Future issuances could also occur upon conversion of the convertible notes or the Series C convertible preferred stock or upon the exercise of the Luxor put.
There can be no assurance as to the size or price of future issuances of our Class A common stock or the effect, if any, that such future issuances and future sales of shares of our Class A common stock, including future sales by the selling stockholders, may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
You may suffer immediate and substantial dilution in connection with the conversion of the Series C convertible preferred stock and the convertible notes, the exercise of the Luxor put option and upon the issuance of securities in connection with certain of our acquisitions.
Significant dilution may occur due to the 14,384,461 shares of our Class A common stock issuable upon conversion of the Series C convertible preferred stock and the convertible notes as of March 6, 2015. This amount is expected to increase because we do not expect to pay cash dividends on the Series C convertible preferred stock, which will accrue additional liquidation preference and be convertible into additional shares of Class A common stock. Furthermore, in connection with the Cetera acquisition, Luxor purchased a membership interest in RCS Capital Management and received the Luxor put, the right to require us to purchase the interest in exchange for, at our election, either cash, shares of our Class A common stock or a combination thereof. As of March 6, 2015, 2,569,930 shares of our Class A common stock would be issuable upon exercise of the Luxor put. An exercise of the Luxor put that requires us to issue additional shares of our Class A common stock could also cause dilution.
Collectively, the potential issuances to Luxor described above would constitute 23.02% of our outstanding Class A common stock as of March 6, 2015.
Additional dilution to existing stockholders may also occur in connection with the issuance of additional shares of our Class A common stock to pay consideration at the completion of the acquisitions of VSR and Girard and to pay post-completion consideration due in connection with the acquisitions of Docupace, StratCap and Trupoly.
These issuances will also increase the number of shares that may be issued under our equity plan, pursuant to which the number of shares of our Class A common stock equal to 10% of our issued and outstanding Class A common stock (on a fully diluted basis) at any time may be granted as awards. Issuances of awards under our equity plan or sales of shares and grants of warrants under our stock purchase program may result in dilution of the economic interests of our public stockholders.
Any additional capital raised by us through the sale of equity or convertible securities or any equity or convertible securities issued as consideration in future acquisitions may also dilute your ownership in us. Furthermore, if we issue additional equity securities, our stockholders will experience dilution and the new equity securities could have rights senior to those of our Class A common stock and the Series C convertible preferred stock. Because our decision to issue securities in any future offering may depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our Class A common stock and diluting their interest in us.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Our ability to pay dividends is restricted.
We paid cash dividends to our Class A common stockholders on a quarterly basis as approved by our board of directors commencing in July 2013 (with respect to the second quarter of 2013) through July 2014 (with respect to the second quarter of 2014). We did not pay a cash dividend with respect to subsequent quarters and, at the present time, we do not expect to pay dividends in the near term, as our ability to pay cash dividends is restricted due to the negative covenants that are contained in the bank facilities and the indenture governing the convertible notes, which prohibit payment of dividends by us and our operating subsidiaries, subject to certain limited exceptions. We also do not expect to pay cash dividends on the Series B preferred stock and the Series C convertible preferred stock in future subsequent quarters for the same reason.
Our stockholders also may not receive the same dividends for other reasons, including the following:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•	we may desire to retain cash to maintain or improve our credit rating;

•
our stockholders have no contractual or other legal right to dividends that have not been declared and decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason; and

•
the amount of dividends that our operating subsidiaries may distribute to us may be subject to restrictions imposed by state law, or regulators and any restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

As a consequence, we also may have to limit or eliminate payment of dividends on our Class A common stock without regard for the negative covenants described above.
Anti-takeover provisions in our certificate of incorporation and by-laws could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.
Provisions in our certificate of incorporation and by-laws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our certificate of incorporation authorizes the issuance of preferred stock that could be issued by our board of directors to thwart a takeover attempt. In addition, the holders of the majority of the outstanding shares of our Class B common stock always will have a majority of the voting power of our outstanding common stock, and we could issue additional shares of Class B common stock without the consent of our stockholders. The market price of our Class A common stock could be adversely affected to the extent that the provisions of our certificate of incorporation and by-laws discourage potential takeover attempts that our stockholders may favor.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us. If few or no securities or industry analysts cover us, the market price of our Class A common stock could be negatively impacted. If securities or industry analysts cover us and if one or more of such analysts downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If one or more of the analysts covering us fails to publish reports on us regularly, demand for our Class A common stock could decline, which could cause the price and trading volume of our Class A common stock to decline.
All our debt obligations and outstanding preferred stock, and any future indebtedness or preferred stock we may incur or issue, will have priority over our Class A common stock with respect to payment in the event of a liquidation, dissolution or winding up.
In any liquidation, dissolution or winding up of our company, our Class A common stock would rank below all debt claims against us, such as claims by holders of the convertible notes, and equity securities that rank senior to our Class A common stock, such as the Series B preferred stock and the Series C convertible preferred stock. In addition, any convertible or exchangeable securities or other equity securities that we have issued, such as the Series B preferred stock and the Series C convertible preferred stock, or may issue in the future, may have rights, preferences and privileges more favorable than those of our Class A common stock. As a result, holders of our Class A common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation or dissolution until after our obligations to our debt holders and holders of equity securities that rank senior to our Class A common stock have been satisfied.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We could be subject to claims based on the delegation by our board of directors of the authority to grant restricted stock under our equity plan to our officers, which delegation has been ratified by our board of directors.
Our board of directors or our Executive Committee delegated to our officers the authority to designate the grantees of up to 2,158,000 restricted shares of Class A common stock authorized to be issued by the board of directors or Executive Committee under our equity plan. During the period from March 17, 2014 to March 31, 2014, our officers authorized and documented the issuance of an aggregate of 1,817,238 restricted shares of Class A common stock under our equity plan. Because the Delaware General Corporate Law (“DGCL”) does not permit the delegation to officers of the right to issue common stock, these grants were either void or voidable under the DGCL. On May 27, 2014, our board of directors ratified the grants made under our equity plan. Under certain authority, common law ratification by our board of directors would have caused the grants to be valid stock issuances by us at the time of the respective grants. However, a recent decision of the Delaware Chancery Court (which is currently being appealed to the Delaware Supreme Court) suggests that such ratification may not be effective unless we also follow a statutory procedure provided for under Section 204 of the DGCL, which became effective after that decision of the Delaware Chancery Court. We have not followed the statutory procedure under Section 204 of the DGCL. There can be no assurance that stockholders will not assert claims that the defective corporate act or putative stock ratified is void or voidable due to the identified failure of authorization, as well as other claims related thereto, and, if asserted, that any such claims will not be successful. If the ratification were not effective, then the issuance of the shares of restricted stock would be invalid and we could have liability to grantees of the restricted stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own no real property material to our operations. Our principal executive offices are located at 405 Park Avenue, New York, New York and comprise approximately 83,631 gross square feet. The premises are leased to American Realty Capital and we pay an expense allocation related to the rent of this office to American Realty Capital pursuant to a services agreement. American Realty Capital holds a leasehold interest in the premises and a right of exclusive possession and use until the expiration date of the lease, which occurs on a floor-by-floor rolling basis beginning in 2019 and continuing through 2023.
We and our subsidiaries other than our Retail Firms lease additional offices across the US, including in the following locations: Boston, Massachusetts; Dallas, Texas; Irvine, California; Las Vegas, Nevada; Columbia, Maryland and Scottsdale, Arizona, which comprise, in the aggregate, approximately 60,000 gross square feet of office space.
Our Retail Firms lease corporate offices located in: San Diego, California; Costa Mesa, California; Raleigh, North Carolina; Lynnfield, Massachusetts; Boca Raton, Florida and Bay Ridge, New York.
We believe our office facilities are suitable and adequate to the operation of our business.
Item 3. Legal Proceedings
The information contained in Note 17 of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our subsidiaries are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure
Not applicable.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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

	Price Per Share of Common Stock
	High	Low
2013 Second Quarter(1)	$19.40	$16.69
2013 Third Quarter	$17.88	$15.00
2013 Fourth Quarter	$18.35	$15.66
2014 First Quarter	$38.92	$17.58
2014 Second Quarter	$39.50	$19.85
2014 Third Quarter	$24.50	$19.64
2014 Fourth Quarter	$23.81	$9.38
(1) For the period from June 5, 2013 through June 30, 2013.
As of December 31, 2014, we had 532 holders of record of our Class A common stock. This number excludes owners for whom our Class A common stock may be held in “street” name.
Dividend policy and dividends
We paid cash dividends to our Class A common stockholders in an amount equal to $0.18 per share on a quarterly basis as approved by our board of directors commencing in July 2013 (with respect to the second quarter of 2013) through July 2014 (with respect to the second quarter of 2014). We did not pay a cash dividend with respect to subsequent quarters and, at the present time, we do not expect to pay dividends in the near term, as our ability to pay cash dividends is restricted due to the negative covenants that are contained in the bank facilities and the indenture governing the convertible notes, which prohibit payment of dividends by us and our operating subsidiaries, subject to certain limited exceptions. We also do not presently expect to pay cash dividends on the Series B preferred stock and the Series C convertible preferred stock in future subsequent quarters for the same reason.
Our stockholders also may not receive dividends for other reasons, including the following:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•	we may desire to retain cash to maintain or improve our credit rating;

•
our stockholders have no contractual or other legal right to dividends that have not been declared and decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason; and

•
the amount of dividends that our operating subsidiaries may distribute to us may be subject to restrictions imposed by state law, or regulators and any restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
Share Repurchases
For the year ended December 31, 2014, we did not repurchase any shares.
Unregistered Sales of Equity Securities
On December 31, 2014, in connection with the redemption and exchange of the Earned LTIP Units that had previously been distributed by RCS Capital Management to its individual members, we issued 23,445 shares of Class A common stock as consideration to an individual who was a member of RCS Capital Management and a holder of Earned LTIP Units. This individual was an accredited investor, and the shares of Class A common stock were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The other 287,502 shares of Class A common stock issued to the other individual members of RCS Capital Management who were also holders of Earned LTIP Units on the same day in connection with the same transaction were issued as awards under the RCS Capital Corporation Equity Plan and registered under a Registration Statement on Form S-8 as these individuals were current or former employees of the Company or RCS Capital Management.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Item 6. Selected Financial Data
Presented below is the selected consolidated financial data of our company as of and for the periods indicated. The following selected financial data of our company should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Part IV of this Annual Report on Form 10-K. The direct investment equity capital raised amounts have not been derived from audited financial statements. The selected consolidated operating data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2014 and 2013 have been derived from the audited consolidated financial statements of our company included elsewhere in this Annual Report on Form 10-K. For periods prior to and including December 31, 2012, we provide data solely for Realty Capital Securities because it was the only operating subsidiary that was in operation as of and prior to December 31, 2012. The selected operating data for the year ended December 31, 2012, has been derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected operating data for the years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from audited financial statements that are not included in this Annual Report on Form 10-K.
The selected consolidated operating data only includes the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly and Docupace beginning on the date of each company’s acquisition during 2014. The selected consolidated balance sheet data as of December 31, 2014 includes the financial position of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly and Docupace.
Our acquisition of First Allied on June 30, 2014 was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because when our parent, RCAP Holdings, acquired First Allied on September 25, 2013, we and First Allied became under the common control of RCAP Holdings. Therefore, the selected operating data for the year ended December 31, 2014 and 2013, and the selected balance sheet data as of December 31, 2014 and 2013 include the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.

	As of and for the Year Ended December 31,
($ in thousands, except share data)	2014	2013	2012	2011	2010
Selected Operating Data:
Revenue	$2,102,195	$975,067	$287,497	$174,729	$114,131
Operating expenses	2,268,320	875,209	280,085	170,987	116,513
Provision (benefit) for (from) income taxes(1)	(46,485)	1,843	—	—	—
Net income (loss)	$(119,640)	$98,015	$7,412	$3,742	$(2,382)
Balance Sheet Data:
Cash	$199,435	$70,059	$12,683	$3,941	$4,157
Total assets	$2,466,628	$336,525	$16,211	$5,406	$7,491
Long-term debt	$804,411	$33,302	$—	$—	$—
Total liabilities	$1,631,339	$120,171	$10,485	$2,538	$4,324
Total mezzanine equity	$257,988	$—	$—	$—	$—
Total stockholders’ and member’s equity(2)	$543,260	$181,684	$5,726	$2,868	$3,167
Non-controlling interest	$34,041	$34,670	$—	$—	$—
Other Data:
Equity capital raised(3)	$7,838,619	$8,629,800	$2,952,061	$1,765,125	$1,147,912
Basic earnings per Class A common share	$(5.55)	$0.29	N/A	N/A	N/A
Diluted earnings per Class A common share	$(5.55)	$0.28	N/A	N/A	N/A
Cash dividends declared per common share	$0.36	$0.54	N/A	N/A	N/A
(1) As a limited liability company it was not subject to income taxes, accordingly, Realty Capital Securities did not record income tax expense (benefit).
(2) As a limited liability company, Realty Capital Securities was owned by its member, not by a stockholder.
(3) Equity capital raised represents the dollar volume of the aggregate gross proceeds from equity in direct investment programs and registered investment funds sold by retail broker-dealers and registered investment advisers with whom we had a dealer manager relationship. The equity capital raised for the year ended December 31, 2014 includes sales from StratCap and Hatteras beginning on the date of acquisition of $0.3 billion and $0.3 billion, respectively. The equity capital raised for all other years includes only sales from Realty Capital Securities.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes of our Company included elsewhere in this Annual Report on Form 10-K. The historical financial data for the Year Ended December 31, 2014 and 2013 discussed below reflect the historical results of operations and financial condition of RCS Capital Corporation and subsidiaries. Due to the limited operating history of RCS Capital Corporation, the historical financial data for the Year Ended December 31, 2012 discussed below reflect the historical results of operations and financial condition of Realty Capital Securities, which was the only operating subsidiary that was in operation as of and prior to December 31, 2012.
Executive Summary
We are an integrated financial services company principally focused on retail investors. We are engaged in the following businesses: the provision of retail advice through independent channel broker-dealers and registered investment advisers, wholesale distribution, investment banking, capital markets, investment management and investment research.
Our Business
We operate through our operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly and Docupace are included in our results of operations from their dates of acquisition in 2014. Our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with our financial statements for the quarter ended June 30, 2014, we have presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
Independent Retail Advice
Our Independent Retail Advice business is conducted through a network of independent channel broker-dealers and registered investment advisers, the Retail Firms, acquired during 2014, namely Cetera, First Allied, J.P. Turner, Summit and ICH, which operate collectively under the marketing brand of “Cetera Financial Group.” Each Retail Firm operates independently under its own brand and management, but with certain shared services with other Retail Firms. In August 2014, we entered into agreements to acquire VSR and Girard, which will each become Retail Firms following completion of the acquisitions, which is expected to occur in March 2015.
Through financial advisors, the Retail Firms offer independent retail advice, financial products and investment solutions to “mass affluent” individuals and households, which we define as individuals and households with $100,000 to $1,000,000 of investable assets. Each of our Retail Firms provides independent groups of affiliated financial advisors or other financial professionals with the technology, infrastructure and other support and services they need to serve their clients. Each Retail Firm also provides its financial advisors with a wide array of practice development and operational support services that we believe help those financial advisors launch new relationships and strengthen existing ones.
As of December 31, 2014 before giving effect to the expected completion of our acquisitions of VSR and Girard, our Retail Firms serve approximately 2.0 million client accounts with $214.2 billion in assets under administration through 9,023 financial advisors.
Wholesale Distribution
Since its inception in 2007, Realty Capital Securities has focused on providing financial products and investment solutions through its wholesale distribution of non-traded REITs, BDCs and other direct investment programs sponsored, co-sponsored, advised or sub-advised by our affiliate, American Realty Capital. In August 2014, we acquired StratCap, which was engaged in a similar business.
The offerings distributed by Realty Capital Securities and StratCap as of March 6, 2015 are direct investment programs and registered investment companies registered with the SEC, which currently consist of 10 public, non-traded REITs, three public, non-traded BDCs, four mutual funds, two closed-end interval funds, an oil and gas program and two public, non-traded limited liability companies.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We believe that the combination of Realty Capital Securities and StratCap constitute the leading multi-product distribution platform of direct investment program offerings to independent broker-dealers and the retail financial advisor community as measured by total equity capital raised and number of direct investment programs distributed, according to Stanger. As of December 31, 2014, Realty Capital Securities and StratCap were distributing a total of 17 public non-listed direct investment program offerings effective with the SEC and none of their competitors was distributing more than three.
All of the results of operations of Hatteras, including the results of the wholesale distribution of registered investment companies by Hatteras described under “Item 1. Business - Wholesale Distribution” are included in our Investment Management segment.
Investment Banking, Capital Markets and Transaction Management Services
Operating under the name RCS Capital, Realty Capital Securities and RCS Advisory provide direct investment programs, primarily publicly registered non-traded REITs and BDCs as well as open- and closed-end mutual funds sponsored, co-sponsored or advised by American Realty Capital and distributed by Realty Capital Securities, with strategic advisory and capital markets services including mergers and acquisitions, capital markets activities, registration management, and other transaction support services. ANST acts as registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by American Realty Capital. Docupace became a part of our Investment Banking, Capital Markets and Transaction Management Services division when we completed the acquisition in November 2014.
Investment Management
Our Investment Management segment consists of Hatteras. Hatteras provides investment advisory and distribution to the Hatteras family of registered investment company funds, which is focused on liquid alternatives. The Hatteras family of funds includes retail funds (both open- and closed-end) with approximately $2.5 billion in assets under management as of December 31, 2014.
Investment Research
In March 2014, we launched SK Research. SK Research provides due diligence on traditional and non-traditional investment products to Cetera Financial Group. SK Research also provides focused research, consulting, training and education to Cetera Financial Group, which we believe enhances the financial advice our financial advisors can provide to their clients. SK Research also provides due diligence services in connection with direct investment programs, including direct investment programs sponsored, co-sponsored or advised by American Realty Capital, to other broker-dealers and registered investment adviser firms, as well as individual registered representatives and investment adviser representatives.
Corporate and Other
Corporate and other primarily includes interest expense on our long-term debt, share-based compensation related to our board of directors and expenses related to the OPP, changes in the fair value of our derivative contracts, certain acquisition-related expenses, certain public company expenses and the results of our crowdfunding investment platform which we have branded under the name “We Are Crowdfunding.”
Critical Accounting Policies and Estimates
Set forth below is a summary of the critical accounting policies and significant accounting estimates that management believes are important to the preparation of our consolidated financial statements or are essential to understanding of our financial position and results of operations. These significant accounting policies and estimates include:
Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses
We, through certain of our broker-dealer subsidiaries, receive selling commissions and dealer manager fees from related party and non-related party issuers for their wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. We generally receive commissions of up to 7.0% of gross offering proceeds for funds raised by direct investment programs through the participating independent broker-dealer channel, all of which are reallowed as commissions, and 4.0% in connection with sales of open-end and closed-end mutual funds sold by Realty Capital Securities in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving us no discretion as to the payment of commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We, serving as a dealer manager, receive fees and compensation in connection with the wholesale distribution of registered non-traded securities. We contract directly with independent broker-dealers and registered investment advisers (“RIAs”) to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and we are not obligated to underwrite or purchase any shares for our own account. We generally receive up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receive fees from the sale of common stock through RIAs. We have sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowances are recorded on a trade date basis as securities transactions occur.
We contract directly with broker-dealers and RIAs to solicit subscriptions to shares of registered investment company funds. The funds are offered on a “best efforts” basis and we are not obligated to underwrite or purchase any shares of the funds for our own account. We generally receive up to 50 basis points of the gross proceeds from the shares of the fund and also may receive fees from the shares of the funds from broker-dealers and RIAs.
We analyze our contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to our customers and the services received from our distributors. The goal of the analysis is to determine if we are the primary obligor in the arrangement. After weighing many indicators, including our position as the exclusive distributor or dealer manager primarily responsible for the distribution of our customers’ shares, our discretion in supplier selection, that our distributors bear no credit risk and that the commission and dealer manager fee rates are agreed to with each participating broker-dealer, we concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
During the year ended December 31, 2013, we modified our approach with respect to revenues derived from the sale of interests in direct investment programs purchased through fee-based advisors, by reducing to zero the selling commissions charged on sales through the RIA channel. The offerings affected were generally related party offerings. This selling commission change became effective on July 1, 2013, and the 7.0% selling commission we received from each sale through the RIA channel was reduced to zero. Prior to the change, the full amount of the dealer manager fee (generally 3.0%) and the 7.0% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7.0% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3.0%) of the amount invested in connection with sales through the RIA channel.
This modified business practice does not constitute a change in accounting policy. During the year ended December 31, 2014 and 2013, equity capital raised for related party offerings distributed by Realty Capital Securities through the RIA channel was $484.4 million and $720.2 million, respectively. See “— Results of Operations” for further details.
Investment banking advisory services
We, through our investment banking and capital markets division, receive fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees and expenses that are unpaid are recorded in investment banking fees receivable and reimbursable expenses receivable in the statement of financial condition. Investment banking agreements either have a fixed fee or a percentage of the total deal value which are typically contingent upon the consummation of the transaction; these agreements may also include a minimum fee that will be paid even in the event the transaction is not consummated provided that services have been rendered. Income from investment banking agreements is generally recognized upon consummation of the transaction. However, in certain cases, we recognize income from investment banking agreements prior to the consummation of the transaction if services have been rendered and there are no substantive remaining contingencies as of the reporting date. Income from certain investment banking agreements is recorded as deferred revenue in the statement of financial condition and is recognized over the remaining life of the offering. These fees are typically a fixed dollar amount.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

Presentation of certain expenses net versus gross
We consider the nature of certain cash consideration received from a vendor in determining whether the consideration is payment for assets or services delivered to the vendor or is reimbursement of costs incurred by the customer. If the cash consideration represents payments for assets or services delivered to the vendor and the vendor receives an identifiable benefit in exchange for the consideration, the consideration is characterized as revenue. To meet that condition, the identified benefit must be sufficiently separable from the customer’s purchase of the vendor’s products such that the customer would have entered into an exchange transaction with a party other than the vendor in order to provide that benefit, and the customer can reasonably estimate the fair value of the benefit provided. If the cash consideration represents a reimbursement of specific, incremental, identifiable cost incurred by the customer in selling the vendor’s products or services, the cash consideration shall be characterized as a reduction of that cost.
Our broker-dealer subsidiaries partner with a number of vendors to enable their registered representatives to access important technological tools and platforms, data feeds and subscriptions that will enable them to better serve their clients. In addition, the broker-dealers are required to maintain adequate insurance coverage to operate and conduct business. These fees are recognized as consideration for assets or services delivered to the registered representatives. Consideration received for other regulatory fees and clearing costs represent reimbursement of costs incurred by the broker-dealers and is characterized as a reduction of those costs.
The determination of the gross versus net treatment involves a high degree of judgment by management. While the ultimate conclusion does not have an impact on our net income, it is possible that changes in our conclusions could affect our revenues and expenses in any reporting period.
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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of December 31, 2014, we recorded a valuation allowance of $0.3 million related to state net operating losses. As of December 31, 2013, we did not record a valuation allowance against our deferred income tax asset.
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
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See “—Tax Receivable Agreement” and Note 19 of our consolidated financial statements for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of December 31, 2014, there was no impact to our financial statements from the tax receivable agreement.
Acquisition accounting/intangible asset valuation and goodwill impairment/contingent and deferred consideration
We acquired Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace during 2014.
Accounting for acquisitions, the related valuation of intangible assets and goodwill impairment are critical accounting policies involving significant estimates. We test our goodwill balances at least annually as of October 31, or more frequently if there are indicators of impairment testing using the fair value approach at the reporting unit level. Testing for goodwill impairment involves the use of significant estimates and judgment to determine the fair value of the reporting units that may include the use of discounted future cash flows, projected earnings and peer group analysis. With respect to the First Allied acquisition, the contribution has been accounted for at historical cost rather than the purchase method because First Allied and our company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. There was no impairment of our goodwill and intangible assets during the year ended December 31, 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

In connection with certain of our recent acquisitions, the purchase price includes contingent consideration, also referred to as earn-outs, and deferred payments, which represent future payments of cash or equity interests to the former owners of the businesses acquired. These earn-outs and deferred payments are recorded at fair value in the consolidated statements of financial condition. Earn-outs are subsequently remeasured each reporting period. The discount on the deferred payments is accreted into earnings. The fair value of the earn-outs and deferred payments are determined by the use of third-party valuation firms that use internally developed proprietary models using various input parameters which is then reviewed by us.
Fair Value
The fair value of the majority of our financial instruments, except for our derivative contracts, is based on quoted market prices in active markets or observable market parameters, or is derived from such prices or parameters. These instruments include government and agency securities, listed equities, mutual funds, certificates of deposit, money market funds and corporate debt.
In addition, we hold financial instruments for which no market prices are available, and which have reduced or no price transparency. For these instruments the determination of fair value requires subjective assessment and varying degrees of judgment depending on the risks affecting the specific instrument. In such circumstances, valuation is determined based on management’s best estimate of fair value. These instruments include certain derivatives and other long-term investments. The fair values for our derivatives are determined by a third-party valuation firm that uses internally developed proprietary models using various input parameters which is then reviewed by us.
Litigation Contingencies
We and our subsidiaries are involved in legal proceedings from time to time arising out of our business operations, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate what the possible loss or range of loss related to such matters will be. We recognize a liability with regard to a legal proceeding when we believe it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, we accrue that amount. When no amount within the range is a better estimate than any other amount, however, we accrue the minimum amount in the range. We maintain insurance coverage, including general liability, errors and omissions, excess entity errors and omissions and fidelity bond insurance. When there is indemnification or insurance, we may engage in defense or settlement discussions and subsequently seek reimbursement for such matters. We record legal reserves and related insurance recoveries on a gross basis.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Results of Operations
The following table provides an overview of our consolidated results of operations for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$2,102,195	$975,067	116%
Expenses	2,268,320	875,209	159%
Income (loss) before taxes	(166,125)	99,858	(266)%
Provision (benefit) for (from) income taxes	(46,485)	1,843	(2,622)%
Net (loss) income	$(119,640)	$98,015	(222)%

Basic (loss) earnings per share(1)	$(5.55)	$0.29	(2,014)%
Diluted (loss) earnings per share(1)	$(5.55)	$0.28	(2,082)%

EBITDA (Non-GAAP)(2)	$(45,524)	$102,307	(144)%
Adjusted EBITDA (Non-GAAP)(2)	$166,342	$110,649	50%

Adjusted net income (Non-GAAP)(2)	$99,159	$108,094	(8)%
Adjusted net income per adjusted share (Non-GAAP)(2)	$1.89	$3.39	(44)%
_____________________
(1) See Note 15 for more information on our calculation.
(2) See “Non-GAAP Measures” for more information on our calculation.
We recorded a net loss of $119.6 million for the year ended December 31, 2014, or $5.55 per diluted share, compared to net income of $98.0 million for the year ended December 31, 2013, or $0.28 per diluted share, primarily as a result of the $60.0 million litigation settlement with ARCP and costs related to the recent acquisitions. In addition we had higher interest expense reflecting our incurrence of long-term debt during 2014, an increase in amortization expense on the intangible assets from the recent acquisitions, losses from our wholesale distribution business which is further explained below and losses on our derivative contracts.
The adjusted net income for the year ended December 31, 2014 totaled $99.2 million, or $1.89 per adjusted share, versus adjusted net income of $108.1 million, or $3.39 per adjusted share, for the year ended December 31, 2013.
Our results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly and Docupace beginning on the date of each company’s acquisition. In addition, our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with our financial statements for the quarter ended June 30, 2014, we have presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. Therefore, our results for the year ended December 31, 2013 only include First Allied’s results from September 25, 2013 through December 31, 2013 but all of First Allied’s results for the year ended December 31, 2014 are included in our results for those periods.
As a result of the announcement concerning certain accounting errors by ARCP, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us have temporarily suspended their participation in the distribution of those offerings and such suspensions have adversely impacted equity capital raised. Although certain of these broker-dealer firms have reinstated their participation in the distribution of our offerings, we cannot predict the length of time these temporary suspensions will continue, whether all such participating broker-dealers will reinstate their participation in the distribution of our offerings or whether there will be additional suspensions.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Subsequent to the ARCP announcement, average monthly equity capital raised by direct investment programs distributed by us for the period from November 2014 through February 2015 were 61.6% less than the average monthly equity capital raised by direct investment programs distributed by us during the same months during the preceding year and 64.2% less than the average monthly sales during the four months (July 2014 to October 2014) preceding the ARCP announcement. While monthly equity capital raised has increased subsequent to the month after the announcement, equity capital raised subsequent to the announcement has declined in comparison to prior periods. Although the amount of the decline may have been affected by factors in addition to the ARCP announcement, such as absence of liquidity events and the stages of the offerings of individual direct investment programs, the ARCP announcement has had a material adverse effect on equity capital raised by direct investment programs distributed by us during this period, and, accordingly, has had an adverse impact on our results of operations for period subsequent to the ARCP announcement.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are available at the internet site maintained by the SEC, www.sec.gov. These amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of AR Capital and certain equity awards to certain officers and directors. ARCP also disclosed that the SEC has commenced a formal investigation and that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter.
There can be no assurance that the announcement concerning certain accounting errors by ARCP, the disclosures in ARCP’s SEC filings on March 2, 2015 and any future related disclosures or events will not have additional adverse impact on equity capital raised by direct investment programs distributed by us, our results of operations or the market price of our Class A common stock.. In addition, the ARCP announcement could affect the timing of the commencement of new offerings of direct investment programs offered by us and capital markets transactions and transaction services, which could impact our revenues. See “Risk Factors — Risks Related to Our Business — The announcement concerning certain accounting errors by ARCP has affected sales by RCAP of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us and there can be no assurance that it will not continue to affect equity capital raised and have additional adverse impacts on our results of operations or the market price of our Class A common stock.”
Revenues for the year ended December 31, 2014 increased $1.1 billion, or 116%, to $2.1 billion, as compared to $975.1 million for the year ended December 31, 2013 primarily due to:

(i)
$1.3 billion in increased revenue related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap and Docupace beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the year ended December 31, 2014 (none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through December 31, 2013, were included for the year ended December 31, 2013);

(ii)
$41.9 million in increased revenues in Investment Banking, Capital Markets and Transaction Management Services due to (a) an increase in the size of capital markets, mergers and acquisition transactions and strategic advisory transactions for the year ended December 31, 2014 compared to the year ended December 31, 2013; and (b) the fact that substantially all of those operations began in early 2013 and were still in the process of ramping up during most of the year ended December 31, 2013;

(iii)
partially offset by a $140.6 million decrease in revenues from Realty Capital Securities’ wholesale distribution business due to (a) the fact that we modified our treatment of selling commissions on the sale of securities purchased through the RIA channel, which is explained in greater detail below, and (b) a decrease in equity capital raised by direct investment program offerings distributed by Realty Capital Securities from $8.6 billion for the year ended December 31, 2013 to $7.4 billion for the year ended December 31, 2014; and

(iv)	$45.2 million in losses during the year ended December 31, 2014 related to changes in the fair value of our derivative contracts.
Expenses for the year ended December 31, 2014 increased $1.4 billion, or 159%, to $2.3 billion, as compared to $875.2 million for the year ended December 31, 2013 primarily due to:

(i)
$1.3 billion in increased expenses related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap and Docupace, including the amortization of intangible assets, beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the year ended December 31, 2014 (none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through December 31, 2013, were included for the year ended December 31, 2013);

RCS Capital Corporation and Subsidiaries
December 31, 2014

(ii)
$31.1 million in increased expenses in Investment Banking, Capital Markets and Transaction Management Services due to (a) the fact that substantially all of their operations began in early 2013 and were still in the process of ramping up during most of the year ended December 31, 2013; (b) higher personnel expenses reflecting higher headcount and the initiation of share-based compensation expenses; and (c) increased system costs for our transfer agent, ANST, needed to support the increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us;

(iii)
$140.3 million in increased expenses in Corporate and Other reflecting (a) the $60.0 million litigation settlement over the termination of the agreement to acquire Cole Capital from a subsidiary of ARCP; (b) our incurrence of interest expense on our long-term debt during 2014; (c) certain expenses related to the recent and pending acquisitions; (d) our initiation of share-based compensation to our board of directors during 2014; and (e) higher OPP-related expenses;

(iv)	$11.8 million in increased expenses in Investment Research (which began operations in March 2014) primarily reflecting personnel costs and amortization of intellectual property;

(v)
partially offset by a $55.3 million decrease as the selling expense portion of expenses, which decreased in tandem with the decrease in revenues, as well as a $4.0 million decrease in Quarterly Fees. These decreases were partially offset by higher payroll and benefits expenses due to increased headcount as a result of the build-out of our back-office infrastructure and our initiation of share-based compensation to our employees.

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
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
For the year ended December 31, 2012, we provide data solely for Realty Capital Securities because it was the only operating subsidiary that was in operation as of and prior to December 31, 2012.The following table provides an overview of our consolidated results of operations (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$975,067	$287,497	239%
Expenses	875,209	280,085	212%
Income (loss) before taxes	99,858	7,412	1,247%
Provision (benefit) for (from) income taxes	1,843	—	—
Net (loss) income	$98,015	$7,412	1,222%

Basic (loss) earnings per share(1)	$0.29	N/A	—
Diluted (loss) earnings per share(1)	$0.28	N/A	—

EBITDA (Non-GAAP)(2)	$102,307	$7,443	1,275%
Adjusted EBITDA (Non-GAAP)(2)	$110,649	$7,443	1,387%

Adjusted net (loss) income (Non-GAAP)(2)	$108,094	$7,412	1,358%
Adjusted net (loss) income per adjusted share (Non-GAAP)(2)	$3.39	N/A	—
_____________________
(1) See Note 15 for more information on our calculation.
(2) See “Non-GAAP Measures” for more information on our calculation.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We recorded net income of $98.0 million for the year ended December 31, 2013 compared to net income of $7.4 million for the year ended December 31, 2012. Revenues for the year ended December 31, 2013 increased $687.6 million, or 239%, to $975.1 million, as compared to $287.5 million for the year ended December 31, 2012 primarily due to an increase in gross equity capital raised by serving as dealer manager with respect to direct investment programs through our wholesale broker-dealer business. The increase in revenues was primarily due to commissions and dealer manager fees from distributing related party products for the year ended December 31, 2013, which increased $239.2 million and $132.7 million, respectively, as compared to the year ended December 31, 2012. Equity capital raised increased 192% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013, contributed $83.9 million to the increased revenues. We ranked as the second largest firm in North American real estate mergers and acquisitions advice for the year ended December 31, 2013 with $10.3 billion in total transaction value, according to SNL Financial.
For the year ended December 31, 2013, expenses increased $595.1 million, or 212%, to $875.2 million compared to $280.1 million for the year ended December 31, 2012. The increase primarily reflected higher selling expenses in our wholesale broker-dealer business which increased in tandem with corresponding revenues. The increased selling expenses were primarily from higher commission expenses and third-party reallowance expenses from distributing related party products for the year ended December 31, 2013, which increased $234.5 million and $39.6 million, respectively, as compared to the year ended December 31, 2012.
Expenses also increased as a result of the operational set-up of our transaction management, investment banking and capital markets and transfer agent businesses, which commenced operations in 2013. Quarterly fees paid to RCS Capital Management were $6.0 million higher for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflecting the services agreement entered into in connection with our initial public offering in June 2013. For the year ended December 31, 2013, professional fees increased $4.2 million, or 271%, to $5.8 million compared to $1.6 million for the year ended December 31, 2012. The increase reflected higher acquisition related expenses.
Independent Retail Advice
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table provides an overview of the results of operations of our Independent Retail Advice business (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$1,395,262	$94,930	1,370%
Expenses	1,416,529	95,624	1,381%
Income (loss)	$(21,267)	$(694)	(2,964)%
Following the completion of the Cetera, Summit, J.P. Turner, First Allied and ICH acquisitions during 2014, we are engaged in the Independent Retail Advice business. Our results include the results of operations of Cetera, Summit, J.P. Turner and ICH beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the entire year ended December 31, 2014. There are no comparable results for the year ended December 31, 2013 as none of the acquired businesses’ results, except for First Allied’s results from September 25, 2013 through December 31, 2013, were included for the year ended December 31, 2013.
In managing our Independent Retail Advice business, we are focused on increasing assets under management, recruiting new advisors with gross dealer concessions greater than financial advisors who are terminated or leave, improving financial advisors’ productivity in terms of both number of client accounts and commission and fee revenues and achieving cost savings through synergies. We expect the results of our Independent Retail Advice business to benefit during 2015 from the recognition of synergies related to higher strategic partner revenues as well as expense synergies associated with back office, technology and clearing efficiencies, the elimination of duplicative public company expenses and other factors.
Revenues - Revenues for the year ended December 31, 2014 were $1.4 billion and primarily included commissions on securities transactions which are driven by trading volumes, advisory fees which are based on the value of our clients’ portfolios, asset-based fees and other revenues and transaction fees.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Expenses - Expenses for the year ended December 31, 2014 were $1.4 billion and primarily included commission expenses which are correlated to the volume of revenues in a given period, employee compensation expenses and amortization of intangible assets.
On a pro forma basis giving effect to all the acquisitions completed during 2014 as if they were completed on January 1, 2013, revenues for the Independent Retail Advice business were $2.0 billion for the year ended December 31, 2014, as compared to $1.8 billion for the year ended December 31, 2013, an increase of $0.2 billion. For the year ended December 31, 2014, basic expenses, inclusive of acquisition related costs, increased at a slightly higher rate resulting in a $22.2 million increase in pre-tax net loss as compared to the year ended December 31, 2013. Pre-tax net loss for the Independent Retail Advice business was $79.2 million for the year ended December 31, 2014, as compared to $57.0 million for the year ended December 31, 2013,
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Independent Retail Advice did not begin operations until September 2013 and only includes First Allied’s results from September 25, 2013 through December 31, 2013, for the year ended December 31, 2013.
Wholesale Distribution
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table provides an overview of the results of operations of our Wholesale Distribution business (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$681,624	$802,965	(15)%
Expenses	702,455	757,792	(7)%
Income (loss)	$(20,831)	$45,173	(146)%
Revenues - Our Wholesale Distribution results include the results of operations of StratCap beginning on August 29, 2014, the date of the acquisition. All of the results of operations of Hatteras, including the results of the wholesale distribution of registered investment companies by Hatteras described under “Item 1. Business - Wholesale Distribution” are included in our Investment Management segment. Wholesale Distribution revenues are primarily driven by the amount of equity capital raised by the selling of direct investment programs distributed by us through sales of shares in such direct investment programs by broker-dealers with whom we have a dealer manager relationship. The offerings we have distributed have limited durations and different closing dates, which can cause fluctuations in equity capital raised from quarter to quarter. The rate of equity capital raised generally increases, in some cases very sharply, over the life of an offering so that an increase in equity capital raised would be expected when an offering is in the mid to latter stages of its lifecycle.
Revenues for the year ended December 31, 2014, decreased $121.3 million, or 15%, to $681.6 million, compared to $803.0 million for the year ended December 31, 2013. The decrease was due to (i) a decrease in equity capital raised due to the timing of the closings of offerings and to temporary suspensions in participation in the distribution of offerings, which is explained in greater detail below and (ii) the fact that we modified our treatment of selling commissions on the sale of securities purchased through the RIA channel, which is explained in greater detail below. These decreases were partially offset by an increase in revenues due to the inclusion of revenues from StratCap from the date of the acquisition of StratCap on August 29, 2014. Equity capital raised by direct investment program offerings distributed by Realty Capital Securities decreased from $8.6 billion for the year ended December 31, 2013 to $7.4 billion for the year ended December 31, 2014 (including equity capital raised by StratCap since the date of acquisition).
The decrease in revenues and equity capital raised was due to:

(i)
Three offerings that closed during the year ended December 31, 2013 and two offerings that closed early in the first quarter of 2014 which contributed to a sharp increase in equity capital raised during the year ended December 31, 2013 whereas there were only two offerings that closed later in 2014. These offerings typically have an increase in equity capital raised when they are in the later stages of their lifecycle, so the number of offerings closing during a period contributes significantly to the amount of equity capital raised during that period. Although the closed offerings were replaced by second-generation offerings but the normal process of building the selling group at the outset of any offering results in lower initial sales relative to the later stages of an offering’s life.

RCS Capital Corporation and Subsidiaries
December 31, 2014

(ii)
As a result of the announcement concerning certain accounting errors by ARCP on October 29, 2014, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital temporarily suspended their participation in the distribution of those offerings. The impact of the ARCP announcement, including these temporary suspensions, had an adverse effect on our ability to raise equity capital and as a result, generate wholesale revenues during the last two months of 2014.

(iii)
During the year ended December 31, 2013, we modified our treatment of selling commissions on the sale of securities purchased through the RIA channel, by reducing to zero the selling commissions charged on sales sold through the RIA channel. The offerings affected were generally related party offerings. This modified business practice does not constitute a change in accounting policy. See “— Critical Accounting Policies & Estimates — Revenue and expense recognition for selling commissions and dealer manager fees and the related expenses” for further details. During the year ended December 31, 2014 and December 31, 2013, RIA sales were approximately 7% and 8%, respectively, of total sales. This selling commission change became effective on July 1, 2013, when the 7% selling commission we received from each sale through the RIA channel was reduced to zero. Prior to the change, the full amount of the dealer manager fee (generally 3%) and the 7% selling commission was charged against the amount invested through the RIA channel, and we retained the dealer manager fee and the 7% selling commission charged against the investor’s purchase price. After the change, we no longer receive any selling commissions on sales through the RIA channel, but continue to retain the dealer manager fee (generally 3%) of the amount invested in connection with sales through the RIA channel. The 7% selling commission was calculated based on the gross amount invested and represented $51.9 million for the year ended December 31, 2013. We estimate that the forgone revenue attributable to eliminating the 7% selling commission was $33.1 million in the year ended December 31, 2014.

(iv)	A decrease in industry-wide equity capital raised by 13.1% from 2013 to 2014.
During the year ended December 31, 2014, we had related party commissions and dealer manager fees of $445.7 million and $208.5 million, respectively, as compared to $400.6 million and $227.4 million, respectively during the year ended December 31, 2013. During the year ended December 31, 2014, we had non-related party commissions and dealer manager fees of $11.5 million and $5.6 million, respectively, as compared to $116.1 million and $56.4 million, respectively during the year ended December 31, 2013. The decrease in non-related party commissions and dealer manager fees for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflected one non-related party offering that closed in mid-2013 and another that closed in early 2014. One of these non-related party offerings was replaced by a second-generation or new non-related party offering and the other offering was replaced as a related party offering.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses generally remain relatively constant compared to revenues.
For the year ended December 31, 2014, expenses decreased $55.3 million, or 7%, to $702.5 million compared to $757.8 million for the year ended December 31, 2013 as the selling expense portion of expenses decreased in tandem with the decrease in revenues as well as a decrease in Quarterly Fees. The decrease was partially offset by higher payroll and benefits expenses due to increased headcount as a result of the build-out of our back-office infrastructure, our initiation of share-based compensation to our employees and an increase in expenses related to inclusion of StratCap in our results beginning on August 29, 2014.
During the year ended December 31, 2014, we had related party wholesale commissions and reallowance expenses of $374.8 million and $59.5 million, respectively, as compared to $395.9 million and $64.0 million, respectively, during the year ended December 31, 2013. During the year ended December 31, 2014, we had non-related party wholesale commissions and reallowance expenses of $11.0 million and $1.9 million, respectively, as compared to $115.6 million and $19.5 million, respectively during the year ended December 31, 2013. The decrease in non-related party wholesale commissions and reallowance expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflected one non-related party offering that closed late in 2013 and another that closed in early 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
The following table provides an overview of the results of operations of our Wholesale Distribution business (dollars in thousands):

	Year Ended
	December 31,
	2013	2012	% Change
Revenues	$802,965	$286,572	180%
Expenses	757,792	280,085	171%
Income (loss)	$45,173	$6,487	596%
Revenues - Revenues for the year ended December 31, 2013, increased $516.4 million, or 180%, to $803.0 million, compared to $286.6 million for the year ended December 31, 2012 as industry-wide equity capital raised for the years ended December 31, 2013 and 2012 were $24.5 billion and $10.3 billion, respectively according to Stanger. Revenues generated by serving as dealer manager with respect to the raising of equity capital for non-related party offerings represented 21% and 10% of the total revenues for the years ended December 31, 2013 and 2012, respectively. Sales of equity capital from programs sponsored, co-sponsored or advised by American Realty Capital excluded one investment program co-sponsored by American Realty Capital and in which an affiliate of American Realty Capital is an advisor, but in which none of the executive officers are affiliates of American Realty Capital and in which the sub-advisor, which is unaffiliated with American Realty Capital is responsible for selection of investments on behalf of the advisor. Despite the fact that equity capital raised decreased from $2.4 billion for the three months ended September 30, 2013 to $1.8 billion for the three months ended December 31, 2013, for the year ended December 31, 2013, equity capital raised by direct investment programs distributed by Realty Capital Securities was $8.6 billion, representing an increase of 192% compared to the year ended December 31, 2012. For the year ended December 31, 2013 the market share of Realty Capital Securities of the total equity capital raised in the entire direct investment real estate channel was 35% according to Stanger.
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
Investment Banking, Capital Markets and Transaction Management Services
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table provides an overview of the results of operations of our Investment Banking, Capital Markets and Transaction Management Services business (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$126,670	$84,810	49%
Expenses	60,288	29,213	106%
Income (loss)	$66,382	$55,597	19%
Revenues - Investment Banking, Capital Markets and Transaction Management Services revenues primarily consist of fees earned from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored, co-sponsored, or advised by American Realty Capital and its affiliates and other investment banking and financial advisory services for companies which were sponsored, co-sponsored or advised by American Realty Capital and its affiliates. We also may earn fees from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored, co-sponsored or advised by StratCap. Services revenues and reimbursable expense revenues are earned from transaction management services and revenues are earned as a result of the service fees charged by our transfer agent to the various REITs and other issuers for which it serves as transfer agent that are based on transactions or number of active accounts (new account setup, account maintenance and closed accounts), or service level driven (in-bound and out-bound telephone calls).

RCS Capital Corporation and Subsidiaries
December 31, 2014

Revenues for the year ended December 31, 2014 were $126.7 million, an increase of 49% compared to the year ended December 31, 2013 reflecting the fact that substantially all of Investment Banking, Capital Markets and Transaction Management Services operations began in early 2013 and were still in the process of ramping up during most of the year ended December 31, 2013. In addition, Investment Banking, Capital Markets and Transaction Management Services revenues increased due to higher transaction value, including the $11.2 billion merger of ARCP and Cole Real Estate Investments, Inc., in which we earned $28.4 million as advisor to ARCP. We and ARCP mutually terminated our investment banking relationship in July of 2014. While this relationship accounted for $17.0 million of our Investment Banking, Capital Markets and Transaction Management Services revenues during 2013 and $33.8 million during 2014, we believe its termination allows our Investment Banking, Capital Markets and Transaction Management Services personnel to focus on other strategic opportunities. Transaction management revenues were also higher primarily due to increases in services revenues and reimbursable expense revenues attributable to increased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. Revenues from transfer agency services were higher as ANST provided transfer agency services to an increased number of accounts during the year ended December 31, 2014, compared to the year ended December 31, 2013. We expect the number of accounts being serviced by ANST, and thus the revenues earned, to continue to increase.
Expenses - Investment Banking, Capital Markets and Transaction Management Services expenses primarily consisted of personnel costs and the costs of a third-party system and service provider under a third-party services agreement, whereby ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing.
Expenses for the year ended December 31, 2014, were $60.3 million, an increase of 106% compared to the year ended December 31, 2013. The increase for the period reflects higher expenses from Investment Banking, Capital Markets and Transaction Management Services operations due to costs related to the recent acquisitions as well as higher personnel expenses, which reflected higher headcount and the initiation of share-based compensation expenses. System costs for the transfer agent also increased to support increased activity levels due to accounts being added as a result of equity capital raised by direct investment programs distributed by us.
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Substantially all of Investment Banking, Capital Markets and Transaction Management Services’ operations began in January 2013 and, accordingly, no information exists to compare the 2013 results against 2012 results.
Investment Management
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Following the completion of the Hatteras acquisition on June 30, 2014, we are now engaged in the investment management business. The following table provides an overview of the results of operations of our Investment Management business (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$31,829	$—	—
Expenses	27,652	—	—
Income (loss)	$4,177	$—	—
The results of operations of Hatteras did not have an impact on our results for the period prior to its acquisition on June 30, 2014.
As of December 31, 2014, Hatteras had $2.5 billion in assets under management, a decrease from $2.7 billion in assets under management as of June 30, 2014 and a decrease from $2.8 billion in assets under management as of September 30, 2014. This decrease in the fourth quarter was due to decline in portfolio values and withdrawals resulting from such declines. We expect management fees and servicing fees to continue to increase or decrease proportionately with levels of assets under management.
Revenues - Revenues for the year ended December 31, 2014 were $31.8 million and primarily included management fees, servicing fees and incentive fees from the investment companies for which we served as the investment adviser. Management fees and servicing fees are driven by the level of net assets of the funds under management.
Expenses - Expenses for the year ended December 31, 2014 were $27.7 million and primarily included fund expenses, service fees and management fees as well as employee compensation expenses and benefits expenses and amortization of intangible assets.

RCS Capital Corporation and Subsidiaries
December 31, 2014

On a pro forma basis giving effect to the acquisition of Hatteras as of January 1, 2013, revenues were $62.3 million for the year ended December 31, 2014, as compared to $47.6 million for the year ended December 31, 2013, an increase of $14.7 million. For the year ended December 31, 2014, basic expenses, inclusive of acquisition related costs, increased at a slightly lower rate resulting in a $5.0 million increase in pre-tax net income as compared to the year ended December 31, 2013. Pre-tax net income was $6.7 million for the year ended December 31, 2014, as compared to $1.7 million for the year ended December 31, 2013.
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Investment Management did not have operations until the acquisition of Hatteras in June 2014 and, accordingly, no information exists to compare the 2013 results against 2012 results.
Investment Research
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table provides an overview of the results of operations of our Investment Research business (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$2,721	$—	—
Expenses	11,762	—	—
Income (loss)	$(9,041)	$—	—
Revenues - Investment Research had revenues of $2.7 million for the year ended December 31, 2014, reflecting fees earned from due diligence performed on non-traded REITs and BDCs. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Expenses - Expenses for the year ended December 31, 2014 which primarily represented personnel costs and amortization of intellectual property were $11.8 million. Investment Research began operations in March 2014 and, accordingly, there are no comparable 2013 results.
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Investment Research began operations in March 2014 and, accordingly, no information exists to compare the 2013 results against 2012 results.
Corporate and Other
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table provides an overview of the results of operations of our Corporate and Other (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	% Change
Revenues	$(44,848)	$—	—
Expenses	140,559	218	(64,377)%
Income (loss)	$(185,407)	$(218)	(84,949)%
Revenues - Corporate and Other had negative revenues of $44.8 million for the year ended December 31, 2014 primarily reflecting changes in the fair value of our derivative contracts.
Expenses - Corporate and Other expenses primarily included the $60.0 million litigation settlement over the termination of the agreement to acquire Cole Capital from a subsidiary of ARCP, interest expense on our long-term debt, share-based compensation related to our board of directors, expenses related to the OPP, certain acquisition-related expenses and certain public company expenses. Corporate and Other expenses were $140.6 million for the year ended December 31, 2014 reflecting our incurrence of long-term debt during 2014, expenses related to the recent and pending acquisitions, our initiation of share-based compensation to our board of directors during 2014 and higher OPP-related expenses based on the amendment to the OPP in April 2014 whereby 310,947 LTIP units previously issued were earned and all other outstanding LTIP Units were forfeited.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Substantially all the transactions that give rise to revenues and expenses in Corporate and Other did not take place until the year ended December 31, 2014, and, accordingly, no information exists to compare the 2013 results against 2012 results.
Income Taxes
We recorded an income tax benefit of $46.5 million for the year ended December 31, 2014 and income tax expense of $1.8 million for the period ended December 31, 2013. We did not have any income tax expense for the year ended December 31, 2012 as Realty Capital Securities, which was the only operating subsidiary at that time, is not subject to income taxes. The effective tax rate for the year ended December 31, 2014 and 2013 was 27.98% and 1.85%, respectively. For the year ended December 31, 2014, our effective tax rate was less than the US federal statutory rate due to losses on our derivative contracts which are excluded from the computation of income taxes. The change in the effective tax rate was primarily due to the fact that pre-tax income for the period ended December 31, 2013 included non-controlling interest of 90.6% of our operating subsidiaries, with the remaining 9.4% of the income taxable to us. On February 11, 2014, that non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and as of April 28, 2014, the 310,947 earned LTIP units). On December 31, 2014, the earned LTIP units were exchanged for shares of Class A common stock. As a result we no longer have a non-controlling interest related to the earned LTIP units.
As of December 31, 2014, we had a net deferred tax liability of $266.2 million. This net deferred tax liability will likely reverse in future years as the intangible assets are amortized for book purposes and could negatively impact cash flows from operations in the years in which reversal occurs which would result in higher taxable income. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
Non-Controlling Interest
We had a controlling interest in each of Realty Capital Securities, RCS Advisory and ANST (the “Original Operating Subsidiaries”) that were in existence and under our control as of December 31, 2013, and, as a result, our financial statements include the consolidated financial results of the Original Operating Subsidiaries. As of December 31, 2013, we owned 9.4% of the economic interest in the Original Operating Subsidiaries. As a result, we were required to present the 90.6% we did not own (the non-controlling interest) in our consolidated financial statements.
On February 11, 2014, this non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and as of April 28, 2014, the 310,947 earned LTIP units) when RCAP Holdings exchanged all its Class B common stock and Class B Units in the Original Operating Subsidiaries except for one share of Class B common stock and one Class B Unit in each of the Original Operating Subsidiaries for a total of 23,999,999 shares of our Class A common stock. In connection with these Restructuring Transactions, RCS Holdings issued LTIP units to RCS Capital Management which are structured as a profits interest in RCS Holdings with all the rights, privileges and obligations associated with Class A Units in RCS Holdings, subject to certain exceptions, and do not have any voting rights and therefore are classified as non-controlling interest.
Following receipt of stockholder consent, we amended our certificate of incorporation effective July 2, 2014 and amended the Exchange Agreement on August 5, 2014 to permit RCAP Holdings to continue to hold one share of Class B common stock without holding one Class B Unit in each Original Operating Subsidiary. Following this amendment, the remaining Class B Unit in each Original Operating Subsidiary owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it. Accordingly, no more Class B Units in any of the Original Operating Subsidiaries are outstanding and the voting and economic interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A Units.
On December 31, 2014, the earned LTIP units were exchanged for shares of Class A common stock. As a result we no longer have a non-controlling interest related to the earned LTIP units.
On November 21, 2014, we completed the acquisition of 53.525% ownership interest in Docupace. We reflect the portion of Docupace that we do not own as a non-controlling interest.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
We define EBITDA as earnings before taxes, depreciation and amortization and interest. We define adjusted EBITDA as earnings before taxes, depreciation and amortization, interest, adjusted to exclude equity-based compensation, acquisition-related expenses (including integration-related employee compensation and related costs), amortization of capitalized advisor costs, change in contingent and deferred consideration and other items. We define adjusted net income as net income attributable to the Company (using the effective tax rate) and adjusted to exclude equity-based compensation, acquisition related expenses, amortization of capitalized advisor compensation, change in contingent and deferred consideration, amortization of intangible assets and other items. We believe similarly titled measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA, adjusted EBITDA and adjusted net income and other similar metrics when reporting their financial results. Our presentation of EBITDA, adjusted EBITDA and adjusted net income should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.
The following table provides a reconciliation of net income attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) (GAAP)	$(119,640)	$98,015	$7,412
Add back: Provision (benefit) for income taxes	(46,485)	1,843	—
Add back: Depreciation and amortization expense	71,447	2,208	31
Add back: Interest expense	49,154	241	—
EBITDA (Non-GAAP)	(45,524)	102,307	7,443
Add back: Non-cash equity compensation	23,694	1,497	—
Add back: Acquisition-related expenses(1)	37,232	6,262	—
Add back: Amortization of capitalized advisor compensation	8,869	573	—
Add back: Change in contingent and deferred consideration	8,865	10	—
Add back: Change in the fair value of embedded derivative contracts	45,213	—	—
Add back: ARCP settlement	60,000	—	—
Add back: Other (2)	27,993	—	—
Adjusted EBITDA (Non-GAAP)	$166,342	$110,649	$7,443
________________
(1) Includes integration-related employee compensation and related costs.
(2) Comprised primarily of the OPP, start-up costs and severance expenses.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share (Non-GAAP) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) (GAAP)	$(119,640)	$98,015	$7,412
Adjusted net income adjustments:
Add back: Non-cash equity compensation	17,064	1,469	—
Add back: Acquisition-related expenses(1)	26,814	6,146	—
Add back: Amortization of capitalized advisor compensation	6,387	562	—
Add back: Change in contingent and deferred consideration	6,385	10	—
Add back: Change in the fair value of embedded derivative contracts	32,562	—	—
Add back: ARCP settlement	43,212	—	—
Add back: Other(2)	20,161	—	—
Total adjusted net income adjustments	152,585	8,187	—
Amortization of intangible assets(3)	66,214	1,892	—
Adjusted net income (Non-GAAP)	$99,159	$108,094	$7,412
Adjusted net income per adjusted share (Non-GAAP)	$1.89	$3.39	N/A
Adjusted share reconciliation:
Weighted-average basic shares (GAAP)	49,765,160	7,885,186	N/A
Weighted average of Class B common stock	2,696,416	24,000,000	N/A
Total adjusted weighted-average shares (Non-GAAP)	52,461,576	31,885,186	N/A
Effective tax rate used in the reconciliation of net income (loss) to adjusted net income	27.98%	1.85%	0.00%
________________
(1) Includes integration-related employee compensation and related costs.
(2) Comprised primarily of the OPP bonus, start-up costs and severance expenses.
(3) Amount is not tax effected.
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
In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP results and using the non-GAAP measures only for supplemental purposes. Please see our consolidated financial statements and the related notes thereto.
The bank facilities and our convertible notes include covenants and other provisions based on a definition of EBITDA, which we refer to as “Covenant EBITDA,” that differs from the definition of EBITDA described above. Furthermore, our Series B preferred stock and our Series C convertible preferred stock also include covenants and other provisions based on a definition of EBITDA that differs from both the definition of EBITDA described above and Covenant EBITDA, which is defined in the Series B COD and the Series C COD, as LTM, or last twelve months, Adjusted EBITDA.
Covenant EBITDA is used, among other things, in calculating the Leverage Ratio, First Lien Leverage Ratio, Secured Leverage Ratio and Fixed Charge Covenant Ratio, as defined in the bank facilities, in calculating similar ratios in the indenture governing the convertible notes. These ratios are used under both agreements as part of covenants relating to, among other things, incurrence of debt and payment of dividends and distributions.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Covenant EBITDA is only generally comparable to EBITDA and adjusted EBITDA. Under the bank facilities and the indenture governing the convertible notes, Covenant EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments to add back (i) equity-based compensation and other non-cash charges and extraordinary, nonrecurring or unusual losses or expenses; (ii) fees and expenses incurred in connection with equity issuances and debt incurrences, and certain fees and expenses incurred in connection with the financing of the acquisition of Cetera, the acquisitions of Cetera, Hatteras, ICH, Summit and J.P. Turner and Permitted Acquisitions (as defined in the bank facilities), which, in the aggregate (other than fees and expenses for the financing of the acquisition of Cetera and the recent and pending acquisitions to the extent scheduled), do not exceed 10% of Covenant EBITDA for the relevant period; (iii) certain projected net cost savings and synergies related to the acquisitions of Cetera, Hatteras, ICH, Summit and J.P. Turner and the financing of the acquisition of Cetera based on actions to be taken within 18 months; and (iv) projected net cost savings and synergies related to other acquisitions and asset sales permitted under the credit agreement based on actions to be taken within 12 months, which, in the aggregate and prior to giving effect to such net cost savings and synergies, do not exceed 10% of Covenant EBITDA for the four quarters preceding the relevant determination date. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive Covenant EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the differences in adjustments made to add back acquisition related expenses.
In addition, LTM Adjusted EBITDA is used as part of the covenants relating to incurrence of debt in the Series B COD and the Series C COD. LTM Adjusted EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments for employee share-based compensation expense, acquisition and integration related expenses and equity issuance and related offering costs. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive LTM Adjusted EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the adjustment made to add back integration related expenses.
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
Liquidity and Capital Resources
Currently, our principal use of existing funds and any funds raised in the future is to expand our lines of business through internal growth and by acquiring complementary businesses, including the recent and pending acquisitions, as well as for the payment of operating expenses. We have agreed to make additional capital contributions to Docupace of up to $28.0 million in cash in 2015 and up to $20.0 million in cash in 2016 and may be required to pay contingent consideration based on the acquired companies’ meeting certain performance criteria with regard to certain of our other recent acquisitions. In addition, we and RCS Holdings are party to agreements requiring payment of quarterly fees and incentive fees to our service provider, RCS Capital Management.
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the bank facilities, consisting of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (was not drawn down at closing). The proceeds to us from the bank facilities were $685.1 million after original issue discount and following the payment of fees and expenses due at closing. On July 21, 2014, we drew down $1.1 million in the form of a backstop letter of credit.
On the same day, also in connection with the closing of the Cetera acquisition, we issued $120.0 million (face amount) of 5% convertible notes at a price of $666.67 per $1,000 of par value and $270.0 million (aggregate liquidation preference) of 7% Series A convertible preferred stock, par value $0.001 per share (the “Series A convertible preferred stock”), issued at a price of 88.89% of the liquidation preference per share.
On December 12, 2014 we entered into a Securities Exchange Agreement with Luxor (the “Securities Exchange Agreement”) pursuant to which, on December 19, 2014, we exchanged the remaining 11,584,427 shares of Series A convertible preferred stock held by Luxor for 5,800,000 shares of Series B preferred stock and 4,400,000 shares of Series C convertible preferred stock. $3.0 million of accrued and unpaid dividends on Series A convertible preferred stock through December 12, 2014, the date of their submission for conversion, were included proportionately as part of the first dividend payments accrued on the Series B preferred stock and the Series C convertible preferred stock. See Note 11 of our consolidated financial statements for more information.
As of December 31, 2014, in addition to the $25.0 million senior secured first lien revolving credit facility described above, Cetera had a line of credit for $50.0 million, with no maturity date and that was unfunded as of December 31, 2014, and ICH had a line of credit for $1.0 million, with no maturity date and that was unfunded as of December 31, 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

We expect to meet our future short-term operating liquidity requirements through cash on hand and net cash provided by our current operations (and draws from our revolving credit facility). We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of interest on our indebtedness, and the quarterly fee and incentive fee to RCS Capital Management.
Our initial public offering of our Class A common stock, which closed in June 2013, resulted in net proceeds after offering costs and underwriting discounts and commissions of $43.6 million. Our follow-on public offering of our Class A common stock, which closed on June 10, 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $373.9 million. Our concurrent private offering of our Class A common stock, which closed on June 10, 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. We have used and expect to use cash available from these offerings of our Class A common stock, the financing of the acquisition of Cetera, ongoing operations and draws from our revolving credit facility to fund cash requirements for the recent and pending acquisitions and for general corporate purposes.
In order to meet our future long-term liquidity requirements or to continue to pursue strategic acquisition opportunities, including the completion of the pending acquisitions, we expect to utilize cash on hand and cash generated from our current operations and we may issue equity securities and debt securities in both public and private offerings in the future. The issuance of these securities will depend on future market conditions, our obligations under the agreements related to the pending acquisitions to pay consideration in shares of our Class A common stock, funding needs and other factors, and there can be no assurance that any such issuance will occur or be successful.
Regulated Subsidiaries
Our broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of our broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 2% of aggregate debit items. As of and during the year ended December 31, 2014 and the year ended December 31, 2013 all our subsidiaries that were under our control or under common control were in compliance with their net capital requirements. See Note 18 to our consolidated financial statements for more information.
Dividends
At the present time, we do not expect to pay quarterly dividends on our Class A common stock or on our Series B preferred stock and Series C convertible preferred stock in the near term, as our ability to pay cash dividends is restricted due to negative covenants in the bank facilities.
During the year ended December 31, 2014, we declared $16.2 million in dividends and dividend equivalents on our Class A common stock (including Class A common stock issued pursuant to restricted stock awards). During the year ended December 31, 2013, we declared $1.4 million in dividends and dividend equivalents on our Class A common stock.
During the year ended December 31, 2014, we declared $8.0 million in dividends on our Series A convertible preferred stock and accrued $0.8 million and $0.4 million in dividends on our Series B preferred stock and Series C convertible preferred stock, respectively. $3.0 million of accrued and unpaid dividends on Series A convertible preferred stock through December 12, 2014, the date of their submission for conversion, were included proportionately as part of the first dividend payments accrued on the Series B preferred stock and the Series C convertible preferred stock. During the year ended December 31, 2014, we also recorded $0.3 million in dividends on the LTIP units. The LTIP units were entitled to a catch-up dividend when the units were determined to have been earned on April 28, 2014. During the year ended December 31, 2013, the holders of the LTIP units waived their dividend rights.
Cash Flows
As of December 31, 2014, we had cash balances of $199.4 million and as of December 31, 2013, we had cash balances of approximately $70.1 million. As of December 31, 2012, we had cash balances of $12.7 million.
Our cash flows are complex, particularly because of the impact and timing of acquisitions. As a result, traditional cash flow analysis may not be a particularly useful method to evaluate our liquidity position.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Net cash used in operating activities was $135.7 million for the year ended December 31, 2014. Net cash provided by operating activities was $47.7 million for the year ended December 31, 2013. Net cash provided by operating activities was $13.4 million for the year ended December 31, 2012. The difference between the cash used in operating activities for the year ended December 31, 2014, as compared to the cash provided by operating activities for the year ended December 31, 2013 and 2012 was primarily due to the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital Securities, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of related party and non-related party products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly. Our change in the deferred revenue was driven by the timing of the Cetera acquisition, which closed on April 29, 2014. Cetera collects quarterly advisory fees in the first month of a quarter and then recognizes that revenue over the course of the quarter. The change in other liabilities reflects payments made to certain Cetera employees as a result of the automatic vesting of share-based compensation in connection with the change in control. In addition, pursuant to the terms of the settlement, we paid ARCP a negotiated break-up fee consisting of a cash payment of $42.7 million, which is inclusive of the $10.0 million payment already delivered by us in connection with the first closing under the definitive agreement.
Net cash used in investing activities was $1.0 billion for the year ended December 31, 2014. Net cash provided by investing activities was $30.9 million for the year ended December 31, 2013. Net cash used in investing activities was $0.1 million for the year ended December 31, 2012. The net cash used in investing activities for the year ended December 31, 2014 was primarily a result of payments made for acquired businesses. The investing activities for the year ended December 31, 2013 included the purchase of property and equipment and purchases and sales of available-for-sale securities. Additionally, we acquired all the equity interests in First Allied from RCAP Holdings in exchange for 11,264,929 shares of Class A common stock. As a result of the acquisition, we obtained First Allied’s cash and cash equivalents of $40.7 million as of September 25, 2013. The investing activities for the year ended December 31, 2012, included the purchase of property and equipment.
Net cash provided by financing activities was $1.3 billion for the year ended December 31, 2014. Net cash used in financing activities was $21.3 million for the year ended December 31, 2013. Net cash used in financing activities was $4.6 million for the year ended December 31, 2012. The financing activity for the year ended December 31, 2014 was driven by our follow-on public offering, our concurrent private offering of common stock, the issuance of term loans, our issuances of convertible notes and issuances of Series A convertible preferred stock. Our follow-on public offering of our Class A common stock, which closed on June 10, 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $373.9 million. Our concurrent private offering of our Class A common stock to Luxor, which also closed on June 10, 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. On April 29, 2014, in connection with the closing of the Cetera acquisition, we issued convertible notes and Series A convertible preferred stock to Luxor. Additionally, we entered into a senior secured first lien term loan facility and a senior secured second lien term loan facility to finance the Cetera acquisition. During the year ended December 31, 2012, we made distributions of $8.2 million and received a contribution of $3.6 million.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Original Operating Subsidiaries Units for shares of our Class A common stock along with the cancellation of a corresponding number of shares of our Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure our ownership that includes the exchange, our secondary public offering of shares of our Class A common stock, the concurrent private placement and the recent and pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, we would obtain carryover tax basis in the tangible and intangible assets of the Original Operating Subsidiaries with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as a tax-free Section 351 contribution, there will be no reduction in our tax liability, and as such we would not be required to make any payments under the tax receivable agreement. However, if the exchange is deemed to be a taxable transaction, each of the Original Operating Subsidiaries intends to have an election under Section 754 of the Code in effect for each taxable year in which a taxable exchange occurs, pursuant to which each exchange is expected to result in an increase in the tax basis of the tangible and intangible assets of each such operating subsidiary with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets. As of December 31, 2014, the tax receivable agreement had no impact to the financial statements as no triggering event has occurred.
Jumpstart Our Business Startups Act of 2012 (“JOBS Act”)
As of December 31, 2014, we no longer qualified under the JOBS ACT as an “emerging growth company” because our revenues for the year ended December 31, 2014 were greater than $1.0 billion.
Off-Balance Sheet Arrangements
During the second quarter of 2014, we entered into a series of contemporaneous transactions that qualify as derivative contracts or include derivative contracts. These derivative contracts include a put/call agreement, which is a free-standing derivative contract, and embedded derivative contracts related to our issuance of convertible notes and Series A convertible preferred stock (“hybrid instruments”).
The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and Series A convertible preferred stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.
On November 18, 2014 and December 12, 2014, a portion of the Series A convertible preferred stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. Accordingly, the bifurcated derivatives associated with the converted Series A convertible preferred stock were adjusted to their fair value on the date of each submission for conversion, with the changes in fair value reflected in other revenues in the consolidated statement of income. The bifurcated derivatives associated with the converted Series A convertible preferred stock were then written off against retained earnings.

RCS Capital Corporation and Subsidiaries
December 31, 2014

On December 19, 2014, the remaining Series A convertible preferred stock was exchanged for Series B preferred stock and Series C convertible preferred stock. Accordingly, the bifurcated derivatives associated with the remaining Series A convertible preferred stock were adjusted to their fair value as measured on the date of the exchange, with the change in fair value reflected in other revenues in the consolidated statement of income. The remaining bifurcated derivatives associated with the Series A convertible preferred stock, which were exchanged, were written off against retained earnings.
The Series B preferred stock and Series C convertible preferred stock issued on December 19, 2014 also have embedded derivative contracts features that require separate accounting as derivative instruments. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.
See Notes 4 and 10 to our consolidated financial statements for more information.
Contractual Obligations
We had significant changes in contractual obligations during 2014, reflecting the fact that we incurred borrowings in connection with the financing of the acquisition of Cetera as described below.
We lease certain office space and equipment under various operating leases. Additionally, we have entered into agreements for the pending acquisitions. See Note 17 of the Consolidated Financial Statements for more information.
The following table presents our contractual obligations as of December 31, 2014:

	< 1 year	1-3 years	4-5 years	> 5 years	Total
Long-term debt	$43,891	$138,093	$353,814	$268,613	$804,411
Operating leases	10,900	19,367	14,568	24,353	69,188
Acquisition related	46,050	5,000	—	—	51,050
Other obligations	9,897	16,495	13,134	3,978	43,504
Total	$110,738	$178,955	$381,516	$296,944	$968,153
The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the bank facilities: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (the “revolving facility”). During the year ended December 31, 2014, we repaid $14.4 million of the senior secured first lien term loan facility as a regularly scheduled principal repayment. As of December 31, 2014, approximately $560.6 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and no amount was outstanding under the revolving facility. On July 21, 2014, we utilized $1.1 million from the revolving credit facility in the form of a backstop letter of credit.
The first lien term facility includes an original issue discount of 1.0% for gross proceeds to us upon incurrence of $569.3 million, the second lien term facility includes an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million and no amounts under the revolving facility were drawn down at the closing of the bank facilities.
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
The bank facilities are subject to: (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness, excess cash flow (as described in more detail below; (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments), asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital. As of December 31, 2014, we were in compliance with these covenants.
The bank facilities include the requirement to prepay the aggregate principal amount of the bank facilities in the amount of 50% of “Excess Cash Flow” (as defined in the bank facilities), subject to reduction based on the First Lien Leverage Ratio (as defined in the bank facilities).

RCS Capital Corporation and Subsidiaries
December 31, 2014

Our obligations under the bank facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of our direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers. We, together with the guarantors, have pledged substantially all our assets to secure the bank facilities, subject to certain exceptions. Subsidiaries that have been acquired must become guarantors and pledge their assets no later than 60 days after such acquisition.
Luxor Arrangements
On April 29, 2014, we issued to Luxor $120.0 million (face amount) of 5% convertible notes, issued at a price of $666.67 per $1,000 of par value and $270.0 million (aggregate liquidation preference) of 7% Series A convertible preferred stock, issued at a price of 88.89% of the liquidation preference per share.
On November 18, 2014 and December 12, 2014, a portion of the Series A convertible preferred stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. On December 12, 2014 we entered into the Securities Exchange Agreement, pursuant to which we exchanged the remaining shares of Series A convertible preferred stock for shares of Series B preferred stock and shares of Series C convertible preferred stock on December 19, 2014. Based on the redemption and conversion features of the Series B preferred stock and Series C convertible preferred stock, we have classified the Series B preferred stock and Series C convertible preferred stock as mezzanine equity on the statement of financial condition. The Series B preferred stock is not convertible. The Series C convertible preferred stock is convertible, at the holder’s option, into shares of Class A common stock. See Notes 10 and 11 to our consolidated financial statements for more information.
Also on April 29, 2014, we entered into a put/call agreement with Luxor, which was amended on December 19, 2014 to reflect the issuance of the Series C Preferred Stock. Under this agreement, subject to certain conditions, (i) we have the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by us and Luxor pursuant to the agreement) in shares of Class A common stock (or, at our option, a cash equivalent); and (ii) Luxor has the right to require us to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at our option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C convertible preferred stock).
The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, American Realty Capital and RCS Holdings) may elect to purchase all the Luxor percentage interest offered to us for an amount equal to the value of the Class A common stock required to be delivered by us for cash, shares of Class A common stock or a combination thereof. If we are prohibited by the bank facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms.
In connection with securities issuances and arrangements described above, we agreed to file with the SEC a continuously effective resale registration statement with respect to certain securities owned and beneficially owned by Luxor that were acquired in April 2014 or June 2014 by July 1, 2014. A Registration Statement on Form S-3 (File No. 333-197148) in fulfillment of this obligation was filed with the SEC on July 1, 2014 and became effective on July 16, 2014. In connection with the issuance of the Series B preferred stock and the Series C convertible preferred stock pursuant to the Securities Exchange Agreement, the Company agreed to file with the SEC a continuously effective resale registration statement by February 2, 2015. A Registration Statement on Form S-3 (File No. 333- 201763) in fulfillment of this obligation was filed with the SEC on January 30, 2015 and became effective on February 12, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for accounting principles generally accepted in the United States of America (“US GAAP”) and International Financial Reporting Standards. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are still evaluating the impact of ASU 2014-09.

RCS Capital Corporation and Subsidiaries
December 31, 2014

In November 2014, the FASB issued Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. The amendments in ASU 2014-16 did not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required but rather clarified how US GAAP should be interpreted in concluding on the nature of the host contract. We adopted ASU 2014-16 during the fourth quarter of 2014. The adoption of ASU 2014-16 did not have an impact on our previously reported financial condition or results of operations.
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new guidance applies to entities in all industries and amends the current consolidation guidance. The amendments are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal periods beginning after December 15, 2017. Early application is permitted. We are still evaluating the impact of ASU 2015-02.
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
We have research models that are used to develop client portfolios. We purchase positions to track the actual performance of these portfolios that are exposed to interest rate, credit spread and equity price risk. The size and number of such portfolios is limited.
We have entered into a put and call agreement and we have embedded derivatives related to our convertible notes and preferred stock that are subject to market risk.
Our broker-dealer, RIA and investment management subsidiaries earn fees based on the levels of assets being managed. These fees can be subject to fluctuations due to changes in market risk.
We have investments in mutual funds that may expose us to market risk.
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
The first lien facility has an interest rate equal to LIBOR plus 5.50% per annum, the revolving facility has an initial interest rate equal to LIBOR plus 5.50% per annum, which may be reduced to 5.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00, and the second lien term facility has an interest rate equal to LIBOR plus 9.5% annum. In the case of both term facilities, LIBOR can be no less than 1% per annum. A rising interest rate could have an adverse impact as our interest rate could increase.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2014, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, based on the time periods specified in the SEC’s rules and forms, information required to be disclosed by us in our reports that we file or submit under the Exchange Act, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management’s report on our internal control over financial reporting is presented on page F-2 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements and the effectiveness of internal control over financial reporting is presented on page F-3 of this Annual Report on Form 10-K.
Change in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all our executive officers, directors and employees. We have adopted Corporate Governance Guidelines to assist the board of directors in the exercise of its responsibilities and to serve the interests of the company and our stockholders. A copy of our Code of Ethics and our Corporate Governance Guidelines may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue, 14th Floor, New York, NY 10022, Attention: Chief Financial Officer. Copies of our Code of Ethics and Corporate Governance Guidelines may be found by selecting “Investors” followed by the “Corporate Profile” link followed by the “Governance Documents” link found on our public website at http://rcscapital.com.
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
December 31, 2014

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report.
(b) Exhibits
The following exhibits are included in the Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1(1)††
Asset Purchase Agreement, dated as of October 1, 2013, by and among RCS Capital Corporation, Scotland Acquisition, LLC, certain principals of the Hatteras Funds Group, Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment Management, LLC, Hatteras Alternative Mutual Funds, LLC, and Hatteras Capital Investment Partners, LLC, and the individual named therein.

2.2(2)††
Letter Agreement, dated as of June 30, 2014, by and among RCS Capital Corporation, Scotland Acquisition, LLC, Hatteras Investment Partners LLC, Hatteras Investment Management LLC, Hatteras Capital Investment.

2.3(3)†	Agreement and Plan of Merger, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Investors Capital Holdings, Ltd.
2.4(4)	First Amendment to Agreement and Plan of Merger, dated as of February 28, 2014, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and Investors Capital Holdings, Ltd.
2.5(5)†
Agreement and Plan of Merger, dated as of November 16, 2013, by and among RCS Capital Corporation, Dolphin Acquisition, LLC and Summit Financial Services Group, Inc. (including form of Contract Value Rights Agreement).

2.6(6)†	First Amendment to Agreement and Plan of Merger, dated as of March 17, 2014, by and among RCS Capital Corporation, Dolphin Acquisition, LLC and Summit Financial Services Group, Inc.
2.7(7)	Agreement and Plan of Merger, dated as of January 16, 2014, by and among RCS Capital Corporation, Clifford Acquisition, Inc., Cetera Financial Holdings, Inc. and Lightyear Capital LLC.
2.8(8)	Contribution Agreement, dated as of April 3, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
2.9(9)†
Membership Interest Purchase Agreement, dated as of May 19, 2014, by and among Validus/Strategic Capital Partners, LLC, Strategic Capital Companies, LLC and Carter Validus Holdings I, LLC, as sellers, the sellers’ representative, and the other parties thereto.

2.10(10)
Side Letter to Membership Interest Purchase Agreement, dated as of August 29, 2014, by and among Validus/Strategic Capital Partners, LLC, Strategic Capital Companies, LLC and Carter Validus Holdings I, LLC, as sellers, and the sellers’ representative.

3.1(11)	Third Amended and Restated Certificate of Incorporation of RCS Capital Corporation.
3.2(12)	Second Amended and Restated By-laws of RCS Capital Corporation.
3.3(13)	Certificate of Designation for the 7% Series A Convertible Preferred Stock, filed April 29, 2014.
3.4(14)	Certificate of Designation for the 11% Series B Preferred Stock, filed December 19, 2014.
3.5(14)	Certificate of Designation for the 7% Series C Convertible Preferred Stock, filed December 19, 2014.
4.1(15)	Form of Class A Common Stock Certificate.
4.2(13)	Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
4.3(16)	First Supplemental Indenture dated as of May 5, 2014 to the Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
4.4(17)	Second Supplemental Indenture dated as of August 1, 2014 to the Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
4.5(18)	Third Supplemental Indenture dated as of January 30, 2015 to the Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
10.1(4)	Third Amended and Restated Limited Liability Company Agreement of Realty Capital Securities, LLC, dated as of February 11, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
10.2(2)	Amendment No. 1, dated as of May 7, 2014, to the Third Amended and Restated Limited Liability Company Agreement of Realty Capital Securities, LLC, dated as of February 11, 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Exhibit No.	Description
10.3(4)	Second Amended and Restated Limited Liability Company Agreement of RCS Advisory Services, LLC, dated as of February 11, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
10.4(4)	Second Amended and Restated Limited Liability Company Agreement of American National Stock Transfer, LLC, dated as of February 11, 2014, between RCS Capital Corporation and RCAP Holdings, LLC.
10.5(19)	Registration Rights Agreement, dated as of June 10, 2013, by and among RCS Capital Corporation and the shareholders party thereto.
10.6(19)	Exchange Agreement, dated as of June 10, 2013, between RCS Capital Corporation and RCAP Holdings, LLC.
10.7(4)	First Amendment, dated as of February 11, 2014, to Exchange Agreement, dated as of June 10, 2013, between RCS Capital Corporation and RCAP Holdings, LLC.
10.8(2)	Second Amendment, dated as of May 8, 2014, to the Exchange Agreement, between RCS Capital Corporation and RCAP Holdings, LLC, dated as of June 10, 2013, as amended on February 11, 2014.
10.9(17)
Third Amendment, dated as of August 5, 2014, to the Exchange Agreement, between RCS Capital Corporation and RCAP Holdings, LLC, dated as of June 10, 2013, as amended on February 11, 2014 and May 8, 2014.

10.10(19)
Tax Receivable Agreement, dated as of June 10, 2013, by and among RCS Capital Corporation, RCAP Holdings, LLC, Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC.

10.11(19)
Services Agreement, dated as of June 4, 2013 and effective as of January 1, 2013, by and among Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC and American Realty Capital Advisors, LLC and ARC Advisory Services, LLC.

10.12
First Amendment, dated as of September 30, 2014, to the Services Agreement by and among Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC and American Realty Capital Advisors, LLC and ARC Advisory Services, LLC, dated as of June 4, 2013.

10.13(19)	Services Agreement, dated as of June 10, 2013, between AR Capital, LLC and RCS Advisory Services, LLC.
10.14	First Amendment, dated as of October 7, 2014, to the Services Agreement by and among AR Capital, LLC and RCS Advisory Services, LLC, dated as of June 10, 2013.
10.15	Second Amendment, dated as of October 30, 2014, to the Services Agreement by and among AR Capital, LLC and RCS Advisory Services, LLC, dated as of June 10, 2013.
10.16(4)	Amended and Restated Services Agreement dated as of February 11, 2014 by and among RCS Capital Corporation, RCS Capital Holdings, LLC and RCS Capital Management, LLC.
10.17(15)	Form of Indemnification Agreement.
10.18(4)
Amended and Restated RCS Capital Corporation 2013 Multi-Year Outperformance Agreement, dated as of February 11, 2014, by and among RCS Capital Corporation, Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC, RCS Capital Holdings, LLC and RCS Capital Management, LLC.

10.19 (13)
Amendment No. 1 to the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement, dated April 28, 2014, by and among RCS Capital Corporation, RCS Capital Holdings LLC and RCS Capital Management, LLC.

10.20
Amendment No. 2 to the Amended and Restated 2013 Multi-Year Outperformance Agreement, dated December 31, 2014, by and among RCS Capital Corporation, RCS Capital Holdings, LLC, and RCS Capital Management, LLC.

10.21(20)	RCS Capital Corporation Equity Plan.
10.22(20)	First Amendment to RCS Capital Corporation Equity Plan.
10.23(21)	2014 Employee Stock Purchase Program.
10.24(3)	Voting Agreement, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and the individual named therein.
10.25(5)	Voting Agreement, dated as of November 16, 2013, by and among RCS Capital Corporation and the individual named therein.
10.26(4)	Contribution and Exchange Agreement, dated as of February 11, 2014, by and among RCS Capital Corporation, RCS Capital Management, LLC and RCS Capital Holdings, LLC.
10.27(4)	Limited Liability Company Agreement of RCS Capital Holdings, LLC, dated as of February 11, 2014, between RCS Capital Corporation and RCS Capital Management, LLC.
10.28(4)
Commitment Letter, dated January 16, 2014, by and among Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., RCS Capital Corporation, RCS Capital Management, LLC and RCAP Holdings, LLC.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Exhibit No.	Description
10.29(4)	Commitment Letter, dated January 16, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, RCS Capital Management, LLC and Luxor Capital Group, LP.
10.30(4)†
Restrictive Covenants Agreement, dated as of January 16, 2014, by and among RCAP Holdings, LLC, RCS Capital Management, LLC, RCS Capital Corporation, Luxor Capital Group, LP and the individuals named therein.

10.31(4)
Equity Commitment and Indebtedness Repayment Agreement, dated as of January 16, 2014, by and among RCS Capital Corporation, AR Capital LLC, Cetera Financial Holdings, Inc. and the individuals named therein.

10.32(13)
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

10.33(13)
Second Lien Credit Agreement, dated as of April 29, 2014, by and among RCS Capital Corporation, RCS Capital Management, LLC, RCAP Holdings, LLC, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, as Syndication Agent, and Bank of America, N.A. and Barclays Bank PLC, as Joint Lead Arrangers and Bookrunners.

10.34(13)	Securities Purchase Agreement, dated April 29, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group LP and certain other investors identified therein.
10.35(2)
Amendment No. 1, dated as of June 10, 2014, to the Securities Purchase Agreement, dated as of April 29, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group, LP and certain other investors identified therein.

10.36(17)
Amendment No. 2, dated as of August 1, 2014, to the Securities Purchase Agreement, dated as of April 29, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Luxor Capital Group, LP and certain other investors identified therein.

10.37(13)
Put & Call Agreement, dated as of April 29, 2014, by and among Luxor Capital Partners, LP, Blue Sands LLC, Blue Sands B Inc., Blue Sands C Inc., Blue Sands D. Inc., RCS Capital Corporation and the existing members of RCS Capital Management, LLC.

10.38
Amendment No. 1 dated December 19, 2014, to the Put & Call Agreement, dated as of April 29, 2014, by and among Luxor Capital Partners, LP, Blue Sands LLC, Blue Sands B Inc., Blue Sands C Inc., Blue Sands D. Inc., RCS Capital Corporation and the existing members of RCS Capital Management, LLC.

10.39(13)	Reimbursement Agreement, dated as of April 28, 2014, by and between RCAP Holdings, LLC and RCS Capital Corporation.
10.40(13)	Agreement, dated as of April 29, 2014, by and between RCS Capital Management, LLC, RCS Capital Corporation, and the individuals named therein.
10.41(17)†	Equity Purchase Agreement, dated as of September 30, 2014, between RCS Capital Corporation and ARC Properties Operating Partnership, L.P.
10.42	Term Sheet dated as of December 3, 2014, by and among RCS Capital Corporation, American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P.
10.43(22)	Securities Exchange Agreement dated as of December 12, 2014, by and among RCS Capital Corporation and Luxor Capital Partners, LP and certain of its affiliates.
10.44
Underwriting Agreement dated as of June 4, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and each of the other Underwriters named therein.

10.45	Redemption and Exchange Agreement dated as of December 31, 2014, by and among RCS Capital Corporation, RCS Capital Holdings, LLC, and RCS Capital Management, LLC.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of WeiserMazars LLP.
23.3	Consent of BDO USA LLP.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

Exhibit No.	Description
101
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
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
(2) Incorporated by reference to RCS Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 14, 2014.
(3) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2013.
(4) Incorporated by reference to RCS Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.
(5) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2013.
(6) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on March 18, 2014.
(7) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 16, 2014.
(8) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2014.
(9) Incorporated by reference to Pre-Effective Amendment No. 6 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-193925), filed with the SEC on May 29, 2014.
(10) Incorporated by reference to RCS Capital Corporation’s Registration Statement on Form S-3 (Reg. No 333-199016), filed with the SEC on September 30, 2014.
(11) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2014.
(12) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2014.
(13) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on May 2, 2014.
(14) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2014.
(15) Incorporated by reference to Pre-Effective Amendment No. 4 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-186819), filed with the SEC on May 21, 2013.
(16) Incorporated by reference to Pre-Effective Amendment No. 3 to RCS Capital Corporation’s Registration Statement on Form S-1 (Reg. No. 333-193925), filed with the SEC on May 6, 2014.
(17) Incorporated by reference to RCS Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 11, 2014.
(18) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on February 4, 2015.
(19) Incorporated by reference to RCS Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2014

(20) Incorporated by reference to RCS Capital Corporation’s Registration Statement on Form S-8 filed with the SEC on February 19, 2014.
(21) Incorporated by reference to Annex D to RCS Capital Corporation’s Definitive Information statement on Schedule 14C, filed with the SEC on June 11, 2014.
(22) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on December 18, 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	March 10, 2015	By:	/s/ EDWARD M. WEIL, JR.
Edward M. Weil, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 10, 2015	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Date:	March 10, 2015	By:	/s/ MARK AUERBACH
Mark Auerbach
Chairman of the Board of Directors

Date:	March 10, 2015	By:	/s/ PETER M. BUDKO
Peter M. Budko
Director

Date:	March 10, 2015	By:	/s/ JEFFREY J. BROWN
Jeffrey J. Brown
Director

Date:	March 10, 2015	By:	/s/ C. THOMAS MCMILLEN
C. Thomas McMillen
Director

Date:	March 10, 2015	By:	/s/ HOWELL D. WOOD
Howell D. Wood
Director

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
December 31, 2014

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
The Company has excluded the recent acquisitions of Cetera, Summit, J.P. Turner Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace from its assessment of internal control over financial reporting as of December 31, 2014 because these entities were acquired by the Company in business combinations during 2014. The total assets and total revenue of recent acquisitions represent approximately 21% and 69%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2014. The most significant of these acquisitions, representing 15% of consolidated total assets and 41% of consolidated total revenues was Cetera.
Based on our assessment. management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RCS Capital Corporation
In our opinion, the accompanying consolidated statement of financial condition as of December 31, 2014 and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of RCS Capital Corporation and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As discussed in Note 19 to the financial statements, a significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace from its assessment of internal control over financial reporting as of December 31, 2014 because these entities were acquired by the Company in business combinations during 2014. We have also excluded Cetera, Summit, J.P. Turner, First Allied, Hatteras, ICH, StratCap, Trupoly and Docupace from our audit of internal control over financial reporting. Cetera, Summit, J.P. Turner, First Allied, Hatteras, ICH, StratCap, Trupoly and Docupace are subsidiaries of the Company whose total assets and total revenues represent 21% and 69%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The most significant of these acquisitions, representing approximately 15% of consolidated total assets and 41% of consolidated total revenues was Cetera.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RCS Capital Corporation and Subsidiaries
We previously audited and reported on the consolidated statements of financial condition of RCS Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013, prior to their restatement for the 2014 acquisition of First Allied Holdings Inc. (“First Allied”), which was a reorganization of entities under common control and therefore accounted for in a manner similar to a pooling of interests. The contribution of RCS Capital Corporation and Subsidiaries to assets, revenues, and net income represented 33 percent, 91 percent, and 100 percent of the respective restated totals. Separate financial statements of First Allied Holdings Inc. included in the restated consolidated statement of financial condition as of December 31, 2013, and consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period September 25, 2013 to December 31, 2013 were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statement of financial condition as of December 31, 2013, statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013, after restatement for the acquisition of First Allied; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to consolidated financial statements.

/s/ WeiserMazars LLP
New York, New York
September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
First Allied Holdings Inc.

We have audited the consolidated balance sheet of First Allied Holdings Inc., as of December 31, 2013 and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the period from September 25, 2013 to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Allied Holdings Inc. at December 31, 2013, and the results of its operations and its cash flows for the period from September 25, 2013 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Richmond, Virginia
February 27, 2014

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares and par value amounts)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$199,435	$70,059
Cash and securities segregated under federal and other regulations	19,030	—
Available-for-sale securities	11,473	8,528
Trading securities	10,242	7,708
Fees and commissions receivable:
Due from related parties	701	1,072
Due from non-related parties	85,492	13,565
Reimbursable expenses receivable:
Due from related parties	17,570	18,772
Due from non-related parties	3,352	584
Receivable from customers	17,224	—
Investment banking fees receivable:
Due from related parties	11,054	21,420
Due from non-related parties	1,376	—
Receivables from brokers, dealers, clearing organizations and other	33,865	4,383
Due from RCAP Holdings and other related parties	2,255	8,151
Prepaid expenses and other assets	85,674	4,139
Property and equipment (net of accumulated depreciation of $5,488 and $350, respectively)	24,746	1,883
Deferred compensation plan investments	83,456	—
Notes receivable (net of allowance of $914 and $424, respectively)	68,989	13,270
Deferred financing fees	27,808	—
Intangible assets (net of accumulated amortization of $68,106 and $1,892, respectively)	1,243,525	83,005
Goodwill	519,361	79,986
Total assets	$2,466,628	$336,525

Liabilities, Mezzanine Equity and Stockholders’ Equity
Payable to customers	$13,832	$—
Payable to broker-dealers	1,240	1,259
Commissions payable	100,816	17,440
Accrued expenses and accounts payable:
Due to related parties	2,479	5,894
Due to non-related parties	93,898	31,602
Deferred revenue:
Due to related parties	2,247	2,567
Due to non-related parties	9,271	1,602
Derivative contracts	81,032	—
Other liabilities	25,518	758
Deferred compensation plan accrued liabilities	84,963	—
Net deferred tax liability	266,202	23,567
Contingent and deferred consideration	145,430	2,180
Long-term debt	804,411	33,302
Total liabilities	1,631,339	120,171

Commitments and contingencies — See Note 17 for more information.	—	—

Mezzanine Equity
11% Series B Preferred Stock $0.001 par value, 100,000,000 shares authorized, 5,800,000 issued and outstanding as of December 31, 2014, and no shares authorized, issued or outstanding as of December 31, 2013	146,700	—
7% Series C Convertible Preferred Stock $0.001 par value, 100,000,000 shares authorized, 4,400,000 issued and outstanding as of December 31, 2014, and no shares authorized, issued or outstanding as of December 31, 2013	111,288	—

Stockholders’ Equity
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 70,571,540 issued and outstanding as of December 31, 2014, and 100,000,000 shares authorized, 13,764,929 issued and outstanding as of December 31, 2013	71	14
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of December 31, 2014, and 100,000,000 shares authorized, 24,000,000 issued and outstanding as of December 31, 2013	—	24
Additional paid-in capital	723,113	180,528
Accumulated other comprehensive loss	(120)	(46)
Retained earnings	(179,804)	1,164
Total stockholders’ equity	543,260	181,684
Non-controlling interests	34,041	34,670
Total liabilities, mezzanine and equity	$2,466,628	$336,525

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Selling commissions:
Related party products	$445,704	$400,560	$161,370
Non-related party products	11,485	116,074	19,111
Dealer manager fees:
Related party products	208,509	227,420	94,761
Non-related party products	5,579	56,381	10,100
Retail commissions	752,875	47,936	—
Investment banking fees:
Related party products	62,560	45,484	—
Non-related party products	3,375	—	925
Advisory and asset-based fees (non-related party)	436,008	36,526	—
Transfer agency revenue (related party products)	17,182	8,667	—
Services revenue:
Related party products	34,361	29,185	970
Non-related party products	4,429	496	54
Reimbursable expenses:
Related party products	9,194	2,126	186
Non-related party products	230	100	(25)
Investment fee revenue	30,129	—	—
Transaction fees	121,151	4,137	—
Other revenue	(40,576)	(25)	45
Total revenues	2,102,195	975,067	287,497

Expenses:
Wholesale commissions:
Related party products	374,767	395,859	161,399
Non-related party products	11,010	115,610	19,111
Wholesale reallowance:
Related party products	59,451	63,964	24,385
Non-related party products	1,863	19,462	2,464
Retail commissions and advisory	1,068,191	69,009	—
Investment fee expense	16,070	—	—
Internal commissions, payroll and benefits	292,494	128,751	45,865
Conferences and seminars	37,207	27,460	14,938
Travel	13,896	6,203	6,235
Marketing and advertising	14,379	8,575	2,680
Professional fees	41,782	5,812	1,567
Data processing	35,519	8,974	—
Quarterly fee (related party)	2,030	5,996	—
Acquisition-related costs	19,740	4,587	—
Interest expense	49,154	241	—
Occupancy	23,291	6,092	—
Depreciation and amortization	71,447	2,208	31
Clearing and exchange fees	23,603	2,426	—
Outperformance bonus (related party)	9,709	492	—
Legal settlement	60,000	—	—
Other expenses	42,717	3,488	1,410
Total expenses	2,268,320	875,209	280,085
Income (loss) before taxes	(166,125)	99,858	7,412
Provision (benefit) for (from) income taxes	(46,485)	1,843	—
Net (loss) income	(119,640)	98,015	7,412
Less: net income attributable to non-controlling interests	8,925	95,749	—
Less: preferred dividends and deemed dividends	147,121	—	—
Net (loss) income attributable to Class A common stockholders	$(275,686)	$2,266	$7,412

Per Share Data
Net (loss) income per share attributable to Class A common stockholders (Note 15)
Basic	$(5.55)	$0.29	N/A
Diluted	$(5.55)	$0.28	N/A

Weighted-average basic shares	49,765,160	7,885,186
Weighted-average diluted shares	49,765,160	8,025,208

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(119,640)	$98,015	$7,412
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax ($(82), $21 and $0, respectively)	381	(489)	—
Total other comprehensive loss, net of tax	381	(489)	—
Total comprehensive income (loss)	(119,259)	97,526	7,412
Less: Net comprehensive income attributable to non-controlling interests	9,380	95,306	—
Less: preferred dividends and deemed dividends	$147,121	$—	$—
Net comprehensive income (loss) attributable to RCS Capital Corporation	$(275,760)	$2,220	$7,412

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands)

	Class A common stock		Class B common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Member’s Equity	Stockholders’ Equity, Non-controlling Interest and Member’s Equity
Balance, December 31, 2012	—	$—	—	$—	$—		$—	$—	$—	$—	$5,726	$5,726
Net loss	—	—	—	—	—	(a)	(165)	—	(165)	—	47,619	47,454
Issuance of common stock	—	—	—	—	—	(a)	—	—	—	—	—	—
Distributions	—	—	—	—	—		—	—	—	—	(19,650)	(19,650)
Balance, June 9, 2013	—	—	—	—	—		(165)	—	(165)	—	33,695	33,530

Public offering of common stock, net of offering costs	2,500,000	3	—	—	43,624		—	—	43,627	—	—	43,627
Reorganization	—	—	24,000,000	24	—		165	—	189	33,506	(33,695)	—
Equity-based compensation	—	—	—	—	—		—	—	—	492	—	492
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(46)	(46)	(443)	—	(489)
Shares issued in connection with the First Allied acquisition	11,264,929	11	—	—	137,152		—	—	137,163	—	—	137,163
Net income	—	—	—	—	—		2,266	—	2,266	48,295	—	50,561
Distributions to non-controlling interests	—	—	—	—	—		—	—	—	(47,180)	—	(47,180)
Dividends declared on Class A common stock	—	—	—	—	(248)		(1,102)	—	(1,350)	—	—	(1,350)
Balance, December 31, 2013	13,764,929	$14	24,000,000	$24	$180,528		$1,164	$(46)	$181,684	$34,670	$—	$216,354

Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	—	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	—	502
Net income	—	—	—	—	—		917	—	917	8,840	—	9,757
Balance, February 10, 2014	13,764,929	14	24,000,000	24	180,528		2,081	1	182,648	44,175	—	226,823

Exchange Transaction	23,999,999	24	(23,999,999)	(24)	45,200	(b)	—	—	45,200	(43,473)	—	1,727
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	9,499	—	9,499
Issuance of restricted stock awards and warrants	2,336,525	2	—	—	24,700		(5,243)	—	19,459	—	—	19,459
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(121)	(121)	—	—	(121)
Public offering of common stock, net of offering costs	19,870,248	20	—	—	373,863		—	—	373,883	—	—	373,883
Private offering of common stock, net of offering costs	2,469,136	2	—	—	47,725		—	—	47,727	—	—	47,727
Shares issued in connection with the Summit acquisition	498,884	—	—	—	10,431		—	—	10,431	—	—	10,431
Shares issued in connection with the J.P. Turner acquisition	239,362	—	—	—	4,860		—	—	4,860	—	—	4,860
Shares issued in connection with the ICH acquisition	2,027,966	2	—	—	44,093		—	—	44,095	—	—	44,095
Shares issued in connection with the acquisition of Trupoly	33,652	—	—	—	725		—	—	725	—	—	725
Shares issued in connection with the StratCap acquisition	464,317	1	—	—	9,999		—	—	10,000	—	—	10,000
Shares issued under the Stock Purchase Plan	1,191,996	1	—	—	22,090		—	—	22,091	—	—	22,091
Preferred stock conversion	3,363,579	4	—	—	65,574		—	—	65,578	—	—	65,578
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(280)	—	(280)
LTIP Exchange	310,947	1	—	—	10,200		—	—	10,201	(10,201)	—	—
Other distributions	—	—	—	—	(719)		—	—	(719)	—	—	(719)
Docupace acquisition	—	—	—	—	—		—	—	—	34,236	—	34,236
Net income (loss)	—	—	—	—	(111,041)		(165,562)	—	(276,603)	85	—	(276,518)
Dividend equivalents on restricted stock, net of tax	—	—	—	—	(345)		(122)	—	(467)	—	—	(467)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		(10,958)	—	(15,728)	—	—	(15,728)
Balance December 31, 2014	70,571,540	$71	1	$—	$723,113		$(179,804)	$(120)	$543,260	$34,041	$—	$577,301
_____________________
(a) 100 unclassified shares of 0.01 par value common stock issued to RCAP Holdings for $100.00 were canceled on June 10, 2013 in connection with the initial public offering.
(b) Includes deferred tax impact of $1.7 million due to the Exchange.
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$(119,640)	$98,015	$7,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,233	316	31
Amortization	66,214	1,892	—
Equity-based compensation	29,169	1,268	—
Deferred income taxes	(44,139)	(416)	—
Gain on the sale of available-for-sale securities	(171)	59	—
Change in contingent and deferred consideration	8,865	10	—
Loss on derivative contracts	45,213	—	—
Deferred compensation plan investments, net	1,862	—	—
Non-cash legal settlement	15,300	—	—
Forgiveness of notes receivable	8,031	573	—
Change in fair value of trading securities	1,158	138	—
Deferred financing fees amortization	7,935	—	—
Other	875	145	—
Increase (decrease) resulting from changes in:
Cash and securities segregated under federal and other regulations	(11,031)	—	—
Trading securities	(210)	(5,854)	—
Fees and commissions receivable:
Due from related parties	371	104	(1,024)
Due from non-related parties	(28,242)	257	(96)
Reimbursable expenses receivable:
Due from related parties	1,202	(17,282)	(1,011)
Due from non-related parties	(2,768)	(523)	(33)
Receivable from customers	9,473	—	—
Investment banking fees receivable:
Due from related parties	10,366	(21,420)	—
Due from non-related parties	(1,376)	—	—
Receivables from broker, dealers, clearing organizations and other	(19,934)	1,449	—
Due from RCAP Holdings and related parties	5,896	(7,156)	—
Prepaid expenses and other assets	(20,057)	(122)	99
Notes receivable	(20,808)	(6,292)	77
Payable to customers	(13,666)	—	—
Payable to broker-dealers	(1,892)	(3,748)	4,158
Commissions payable	11,016	2,944	—
Accrued expenses and accounts payable:
Due to related parties	(3,415)	16,736	—
Due to non-related parties	12,554	(14,838)	3,789
Deferred revenue:
Due to related parties	(320)	2,567	—
Due to non-related parties	(54,021)	(1,101)	—
Other liabilities	(34,717)	—	—
Net cash (used in) provided by operating activities	(135,674)	47,721	13,402

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,484)	(10,097)	—
Proceeds from the sale of available-for-sale securities	9,013	1,000	—
Purchase of property and equipment	(8,781)	(685)	(106)
Proceeds from the written put option	21,217	—	—
Payment for Cetera acquisition, net of cash acquired	(891,101)	—	—
Payment for Summit acquisition, net of cash acquired	(33,374)	—	—
Payment for Hatteras acquisition, net of cash acquired	(29,195)	—	—
Payment for J.P. Turner acquisition, net of cash acquired	(2,615)	—	—
Payment for SK Research - intangible assets and property and equipment	(10,092)	—	—
Payment for ICH acquisition, net of cash acquired	(1,531)	—	—
Payment for StratCap acquisition, net of cash acquired	(62,988)	—	—
Payment for Trupoly acquisition, net of cash acquired	(710)	—	—
First Allied, cash acquired	—	40,693	—
Payment for Docupace, net of cash acquired	(19,041)	—	—
Payment for acquisition of intellectual property	(600)	—	—
Net cash (used in) provided by investing activities	(1,041,282)	30,911	(106)

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Cash flows from financing activities:
Proceeds from the issuance of term loans	685,106	4,502	—
Payments on long-term debt	(48,844)	(1,645)	—
Payment of contingent and deferred consideration	(23,258)	(10)	—
Net proceeds from the issuance of convertible notes (including embedded derivative)	83,551	43,627	—
Net proceeds from issuance of Series A convertible preferred stock (including embedded derivative)	197,504	—	—
Net proceeds from issuance of common stock	437,981	—	—
Contributions	—	—	3,646
Distributions	—	(66,830)	(8,200)
Dividends paid	(25,622)	(900)	—
Other	(86)	—	—
Net cash provided by (used in) financing activities	1,306,332	(21,256)	(4,554)

Net increase in cash	129,376	57,376	8,742
Cash and cash equivalents, beginning of period	70,059	12,683	3,941
Cash and cash equivalents, end of period	$199,435	$70,059	$12,683

Supplemental disclosures:
Non-cash:
Dividends declared but not yet paid	$1,183	$450	$—
Conversion of Series A convertible preferred stock to Class A common stock	$65,577	$—	$—
Issuance of stock for compensation and acquisitions	$99,279	$137,655	$—
Conversion of Series A convertible preferred stock to Series B preferred stock and Series C convertible preferred stock — See Note 10 and 11 for more information.
Cash:
Cash paid for income taxes	$27,303	$203	$—
Cash paid for interest	$39,897	$442	$—
ARCP settlement — See Note 9 for more information (includes $15,300 of a non-cash settlement expense).

See Notes to Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
December 31, 2014

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
Also in connection with the Restructuring Transactions, the Company formed RCS Capital Holdings, LLC (“RCS Holdings”), a Delaware limited liability company. Pursuant to the Limited Liability Company Agreement of RCS Holdings (the “LLC Agreement”), there are three authorized classes of equity interests in RCS Holdings, designated as “Class A Units” (“Class A RCS Holdings Units”), “Class C Units” (“Class C RCS Holdings Units) and “LTIP Units” (“RCS Holdings LTIP Units”). In connection with the execution of the LLC Agreement, 100% of the Class A RCS Holdings Units were issued to the Company and 100% of the RCS Holdings LTIP Units were issued to RCS Capital Management. The Class A RCS Holdings Units issued to the Company were fully vested, are not subject to any put and call rights, and entitled the holder thereof to voting and economic rights (including rights to dividends and distributions upon liquidation).
In connection with the formation of RCS Holdings, on February 11, 2014, (a) the Company entered into a Contribution and Exchange Agreement with RCS Capital Management and RCS Holdings, pursuant to which the Company contributed to RCS Holdings 26,499,999 Class A Units of each of the Original Operating Subsidiaries (collectively, the “Class A Operating Subsidiary Units”) in exchange for 26,499,999 Class A RCS Holdings Units, and (b) RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units of the Original Operating Subsidiaries in exchange for 1,325,000 RCS Holdings LTIP Units.
On April 28, 2014, the Amended and Restated 2013 Manager Multi-Year Outperformance Agreement among the Company, RCS Holdings and RCS Capital Management, dated as of February 11, 2014 (the “OPP”) was amended which resulted in RCS Capital Management earning 310,947 RCS Holdings LTIP Units and forfeiting 1,014,053 RCS Holdings LTIP Units. Immediately prior to the acquisition by Luxor Capital Group, LP and certain of its affiliates (collectively, “Luxor”) of an interest in RCS Capital Management, RCS Capital Management distributed 310,947 earned RCS Holdings LTIP Units (the “Earned LTIP Units”) to its then current members, each of whom is also a member of RCAP Holdings (the “Members”). Prior to December 31, 2014, the interests of the LTIP Units were included in non-controlling interest.
On December 31, 2014, the Company, RCS Capital Management, and RCS Holdings, entered into an amendment (“Amendment No. 2”) to the OPP. Amendment No. 2 provided for the early vesting of the Earned LTIP Units such that all of the Earned LTIP Units became fully vested on December 31, 2014. Under the OPP and the LLC Agreement, RCS Holdings LTIP Units automatically converted, upon vesting and after achieving economic equivalence with Class A RCS Holdings Units (which had already been achieved), into Class C RCS Holdings Units on a one-for-one basis. A holder of Class C RCS Holdings Units may elect to convert such units, on a one-for-one basis, into shares of Class A common stock, or, at the option of the Company, a cash equivalent.
Pursuant to a Redemption and Exchange Agreement entered into December 31, 2014 among the Company, RCS Holdings and the Members in connection with Amendment No. 2 (the “Redemption and Exchange Agreement”), each of the Members exchanged their Class C RCS Holdings Units (which were received upon the automatic conversion of their Earned LTIP Units into Class C RCS Holdings Units due to the early vesting of the Earned LTIP Units) for shares of Class A common stock in accordance with the terms of the LLC Agreement and all applicable notice and delivery waiting period requirements were waived. Accordingly, 310,947 shares of Class A common stock were issued to the Members on December 31, 2014. As a result, no RCS Holdings LTIP Units were outstanding as of December 31, 2014, thus eliminating the non-controlling interest in RCS Holdings related to the existence of the RCS Holdings LTIP Units. This enables the Company to be entitled to a 100% dividends received deduction with respect to dividends from its corporate subsidiaries and further streamlines the capital structure of the Company and its subsidiaries. See Note 19 for more information.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

Recent and Pending Acquisitions
During the year ended December 31, 2014, the Company completed the acquisitions (collectively, the “recent acquisitions”) of Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (together, “J.P. Turner”), Hatteras Funds Group (“Hatteras”), First Allied Holdings Inc. (“First Allied”), Investors Capital Holdings, Ltd. (“ICH”), Validus/Strategic Capital Partners, LLC (“StratCap”), Trupoly, LLC (“Trupoly”) and Docupace Technologies, LLC (“Docupace”) (collectively, the “acquired businesses”). As of December 31, 2014, the acquisitions of VSR Group, Inc. (“VSR”) and Girard Securities, Inc. (“Girard”) were pending (collectively, the “pending acquisitions” and together with the recent acquisitions the “recent and pending acquisitions”). See Note 2 for more information. All of the recent and pending acquisitions have been or will be accounted for using the purchase method of accounting except for the First Allied acquisition.
The First Allied acquisition, which closed on June 30, 2014, was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. Therefore, First Allied’s results from September 25, 2013 through December 31, 2013 and First Allied’s results for the entire year ended December 31, 2014 are included in the Company’s results. See Notes 2 and 3 for more information.
The Company’s results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly and Docupace beginning on the date of each respective acquisition. See Note 2 for more information on each of the recent acquisitions.
Operating Subsidiaries other than the Recent Acquisitions
Realty Capital Securities, a limited liability company organized in Delaware, is a wholesale broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is the securities broker-dealer for proprietary products sponsored by AR Capital, LLC (an entity under common control) and other entities under common control, consisting primarily of non-traded real estate investment trusts (“REITs”), as well as a closed-end real estate securities fund, an open-end real estate securities fund and non-traded business development company (“BDC”) funds and, from time to time, programs not sponsored by AR Capital, LLC. Realty Capital Securities also provides investment banking advisory services and capital markets services to related and non-related party issuers of public securities in connection with strategic alternatives related to potential liquidity events and other transactions. Realty Capital Securities markets securities throughout the United States by means of a national network of selling-group members consisting of broker-dealers and their registered representatives.
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
ANST was organized in Delaware in November 2012 as a limited liability company and commenced operations in January 2013 as an SEC-registered transfer agent. ANST, using a third-party service provider to act as a registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored, co-sponsored or advised directly or indirectly by AR Capital, LLC.
SK Research, LLC (“SK Research”) was organized in Delaware in March 2014. On March 10, 2014, the Company announced the hiring of due diligence and research professionals Todd D. Snyder and John F. Kearney, formerly of Snyder Kearney, LLC, as part of an initiative to launch a new division of RCAP’s research platform dedicated to alternative investment programs. SK Research provides focused intelligence and due diligence on non-traditional investment products. The Company has made an upfront payment to acquire the rights to use the business name and web-based publications of Messrs. Snyder and Kearney and certain related property and equipment. The Company has also entered into employment agreements with Messrs. Snyder and Kearney and with certain members of their team.

RCS Capital Corporation and Subsidiaries
December 31, 2014

2. Recent and Pending Acquisitions
During the year ended December 31, 2014, the Company completed the acquisitions of Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace. The recent acquisitions were made in order for the Company to diversify its revenue stream and product offerings. The resulting goodwill associated with the recent acquisitions is made up of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors.
As of December 31, 2014, the acquisitions of VSR and Girard were pending.
Details of each recent and pending acquisition are as follows:
Cetera Financial Holdings
On April 29, 2014, the Company completed the acquisition of Cetera. The purchase price was $1.15 billion (subject to certain adjustments), and the Company paid $1.13 billion in cash after adjustments. Cetera is a financial services holding company formed in 2010 that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors, Cetera Advisor Networks, Cetera Investment Services and Cetera Financial Specialists. The acquisition, including related costs, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan (together, with a $25.0 million senior secured first lien revolving credit facility, the “Bank Facilities”), the issuance of $120.0 million (aggregate principal amount) of convertible notes and $270.0 million (aggregate stated liquidation value) of 7% Series A Convertible Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), as described in further detail in Notes 9 and 11, and cash on hand.
The preliminary assignment of the total consideration for the Cetera acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$241,641
Cash and segregated securities	7,999
Trading securities	741
Receivables	49,883
Property and equipment	17,735
Prepaid expenses	15,083
Deferred compensation plan investments	76,010
Notes receivable	38,805
Other assets	37,096
Accounts payable	(94,074)
Accrued expenses	(32,421)
Other liabilities	(112,977)
Deferred compensation plan accrued liabilities	(75,294)
Total fair value excluding goodwill and intangible assets	170,227
Goodwill	290,262
Intangible assets	944,542
Deferred tax liability	(272,289)
Total consideration	$1,132,742

RCS Capital Corporation and Subsidiaries
December 31, 2014

The assignment of the total consideration for the Cetera acquisition remains preliminary and is subject to the finalization of goodwill, other assets, other liabilities and deferred tax liabilities.
As of December 31, 2014, approximately $8.3 million of the goodwill from Cetera’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Cetera consideration consisted of the following (in thousands):

Contractual purchase price	$1,150,000
Purchase price adjustments	17,258
Total consideration	$1,132,742
The results of operations of the Company include the results of operations of Cetera from April 29, 2014, the acquisition date, to December 31, 2014, which reflects $829.1 million in revenues and a $10.5 million loss before taxes.
The Company’s supplemental pro forma results of operations for Cetera for the year ended December 31, 2014 and 2013 are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$1,214.1	$1,123.9
Loss before taxes	(36.9)	(73.3)
The supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets in connection with the closing of the acquisition of Cetera on April 29, 2014. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the year ended December 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $25.0 million and the year ended December 31, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

The assignment of the total consideration for the Summit acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$13,353
Receivables	3,147
Property and equipment	362
Prepaid expenses	1,531
Notes receivable	1,092
Other assets	2,366
Accounts payable	(9,973)
Accrued expenses	(3,100)
Total fair value excluding goodwill and intangible assets	8,778
Goodwill	23,891
Intangible assets	31,240
Deferred tax liability	(6,751)
Total consideration	$57,158
As of December 31, 2014, approximately $0.3 million of the goodwill from Summit’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Summit consideration consisted of the following (in thousands):

Cash paid by the Company	$46,727
Stock issued by the Company	10,431
Total consideration	$57,158
The results of operations of the Company include the results of operations of Summit from June 11, 2014, the acquisition date, to December 31, 2014, which reflects $58.3 million in revenues and a $1.9 million loss before taxes.
The Company’s supplemental pro forma results of operations for Summit for the year ended December 31, 2014 and 2013 are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$100.5	$82.8
Income (loss) before taxes	(5.5)	(0.2)
The supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the year ended December 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.8 million and the year ended December 31, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
Pursuant to the purchase agreement, on June 12, 2015 (the one-year anniversary of the closing date of the J.P. Turner acquisition), the Company agreed to an additional aggregate cash payment of $7.6 million to the sellers and issue to the sellers an aggregate number of shares of Class A common stock equal to (i) $3.2 million divided by (ii) the average of the per share closing price of Class A common stock for the five trading days ending on the trading day immediately prior to June 12, 2015.

RCS Capital Corporation and Subsidiaries
December 31, 2014

 Pursuant to the purchase agreement, the Company also agreed to make earn-out payments to the sellers with respect to each of the fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016, based on the achievement of certain agreed-upon revenue or earnings before interest, taxes and depreciation and amortization (“EBITDA”) performance targets in those years (subject to an annual combined minimum performance hurdle of 8.0% and an annual dollar cap of $2.5 million). Each earn-out payment, if any, was to be made by the Company 50% in cash and 50% in the form of Class A common stock (unless the sellers elect to receive a greater amount of Class A common stock). On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $4.5 million and $10.6 million, respectively. As of December 31, 2014, the fair value of the contingent consideration was $6.2 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of income. The fair value was determined by an independent third-party valuation firm using probability weightings and discounted cash flow analysis which was reviewed by the Company.
The assignment of the total consideration for the J.P. Turner acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$10,171
Receivables	712
Property and equipment	232
Prepaid expenses	892
Notes receivable	1,660
Other assets	2,171
Accounts payable	(1,710)
Accrued expenses	(8,543)
Other liabilities	(656)
Total fair value excluding goodwill and intangible assets	4,929
Goodwill	13,579
Intangible assets	14,200
Total consideration	$32,708
As of December 31, 2014, approximately $3.5 million of the goodwill from the J.P. Turner acquisition is deductible for income tax purposes.
The total J.P. Turner consideration consisted of the following (in thousands):

Cash paid by the Company	$12,786
Stock issued by the Company	4,860
Contingent consideration	4,500
Deferred consideration	10,562
Total consideration	$32,708
On March 4, 2015, the Company amended its agreement with J.P. Turner to settle the remaining contingent and deferred consideration. As part of the amendment, the Company paid an aggregate consideration of $9.1 million, which consisted of $6.4 million in cash and 245,813 shares of Class A common stock, or an aggregate share value of $2.7 million.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of December 31, 2014 was as follows (in thousands):

	Low Case(1)	High Case(1)
Estimated contingent consideration amount	$7,551	$7,551
________________________
(1) The contingent consideration amount for J.P. Turner was to be based on the achievement of certain agreed-upon revenue or EBITDA performance targets for fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016, which were subject to an annual cap of $2.5 million. Based on the independent valuation company’s projections, which were reviewed by the Company, the earn-outs for the fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016 were expected to be subject to that cap in both the low and high case.
The results of operations of the Company include the results of operations of J.P. Turner from June 12, 2014, the acquisition date, to December 31, 2014, which reflects $30.9 million in revenues and a $0.1 million loss before taxes.
The Company’s supplemental pro forma results of operations with J.P. Turner for the year ended December 31, 2014 and 2013 are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$52.8	$57.8
Income (loss) before taxes	1.5	(4.8)
The supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
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
Pursuant to the purchase agreement, the aggregate initial purchase price was $40.0 million (subject to certain adjustments for net working capital, net assets under management and consolidated pre-tax net income) payable as follows: (A) 75.0% was paid on the closing date of the Hatteras acquisition; (B) 7.5% will be payable on June 30, 2015, the first anniversary of the closing date of the Hatteras acquisition; (C) 7.5% will be payable on June 30, 2016, the second anniversary of the closing date of the Hatteras acquisition; and (D) 10.0% will be payable on June 30, 2017, the third anniversary of the closing date of the Hatteras acquisition. Additionally, pursuant to the purchase agreement, the Company will pay additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of Hatteras in the fiscal years ending December 31, 2016 and December 31, 2018. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $24.9 million and $9.4 million, respectively. As of December 31, 2014 the fair value of the contingent consideration was $28.3 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of income. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The assignment of the total consideration for the Hatteras acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$805
Receivables	7,747
Property and equipment	192
Prepaid expenses	326
Other assets	120
Accounts payable	(3,721)
Accrued expenses	(5,277)
Total fair value excluding goodwill and intangible assets	192
Goodwill	15,348
Intangible assets	48,770
Total consideration	$64,310
As of December 31, 2014, the goodwill from the Hatteras acquisition is not deductible for income tax purposes.
The total Hatteras consideration consisted of the following (in thousands):

Cash paid by the Company	$30,000
Contingent consideration	24,880
Deferred consideration	9,430
Total consideration	$64,310
The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of December 31, 2014 was as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$14,716	$94,454
The results of operations of the Company include the results of operations of Hatteras from June 30, 2014, the acquisition date, to December 31, 2014, which reflects $31.8 million in revenues and $4.2 million in income before taxes.
The Company’s supplemental pro forma results of operations for Hatteras for the year ended December 31, 2014 and 2013 are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$62.3	$47.6
Income before taxes	7.2	1.2
The supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the year ended December 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.6 million and the year ended December 31, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
In addition, following consummation of the contribution, $32.0 million of First Allied indebtedness was outstanding. On July 28, 2014, the First Allied outstanding indebtedness was repaid by the Company as required by the terms of the Bank Facilities, which the Company entered into in connection with the acquisition of Cetera on April 29, 2014.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings immediately following the acquisition of First Allied by RCAP Holdings on September 25, 2013. See Note 3 for additional detail.
As of December 31, 2014, approximately $8.0 million of the goodwill from First Allied’s historic pre-acquisition goodwill was deductible for income tax purposes.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

The assignment of the total consideration for the ICH acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$6,881
Short term investments and securities owned	499
Receivables	7,500
Property and equipment	275
Notes receivable	1,875
Deferred compensation	2,250
Deferred tax asset	2,613
Other assets	1,055
Accounts payable and accrued expenses	(1,945)
Other liabilities	(7,593)
Notes payable and long-term debt	(2,918)
Non-qualified deferred compensation	(2,611)
Total fair value excluding goodwill, intangible assets, and deferred tax liability	7,881
Goodwill	26,680
Intangible assets	30,100
Deferred tax liability	(12,152)
Total consideration	$52,509
As of December 31, 2014, the goodwill from the ICH acquisition is not deductible for income tax purposes.
The total ICH consideration consisted of the following (in thousands):

Cash paid by the Company	$8,412
Stock issued by the Company	44,097
Total consideration	$52,509
The results of operations of the Company include the results of operations of ICH from July 11, 2014, the acquisition date, to December 31, 2014, which reflects $45.7 million in revenues and $1.3 million loss before taxes.
The Company’s supplemental pro forma results of operations for ICH for the year ended December 31, 2014 and 2013 are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$94.8	$87.8
Loss before taxes	(3.7)	(5.0)
The supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
Validus/Strategic Capital Partners
On August 29, 2014, the Company completed the acquisition of StratCap. StratCap, through its subsidiaries, is a wholesale distributor of alternative investment programs. StratCap’s subsidiaries distribute a platform of offerings consisting of two non-traded REITS, a non-traded BDC and two public, non-traded limited liability companies. StratCap holds minority interests in four of the investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth investment program.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The aggregate consideration paid on the date of the acquisition was $76.4 million. The Company issued 464,317 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and $67.5 million paid in cash. Additionally, the Company paid $10.0 million in cash on December 1, 2014 and will pay earn-out payments in 2015 and 2016 based on the achievement of certain agreed-upon EBITDA performance targets. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $67.3 million and $10.0 million, respectively. As of December 31, 2014, the fair value of the contingent consideration was $68.2 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of income. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.
The assignment of the total consideration for the StratCap acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$4,522
Short term investments and securities owned	2,239
Receivables	4,858
Property and equipment	96
Prepaid expenses and other assets	629
Accounts payable	(706)
Accrued expenses	(201)
Other liabilities	(908)
Total fair value excluding goodwill and intangible assets	10,529
Goodwill	22,871
Intangible assets	121,380
Total consideration	$154,780
As of December 31, 2014, the goodwill from the StratCap acquisition is not deductible for income tax purposes.
The total StratCap consideration consisted of the following (in thousands):

Cash paid by the Company	$67,510
Stock issued by the Company	10,000
Contingent consideration	67,300
Deferred consideration	9,970
Total consideration	$154,780

RCS Capital Corporation and Subsidiaries
December 31, 2014

The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes for the contingent consideration are as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$70,840	$125,920
The results of operations of the Company include the results of operations of StratCap from August 29, 2014, the acquisition date, to December 31, 2014, which reflects $19.9 million in revenues and $3.9 million loss before taxes.
The Company’s supplemental pro forma results of operations for StratCap for the year ended December 31, 2014 and 2013 are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$143.3	$66.2
Loss before taxes	(5.2)	(15.3)
The supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets. For the year ended December 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.2 million and the year ended December 31, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Trupoly
On July 21, 2014, the Company announced that it is establishing a crowdfunding investment platform which it has branded under the name, “We Are Crowdfunding.” In connection with this initiative, the Company acquired substantially all the assets of New York based Trupoly, a white-label investor relationship management portal, which will be integrated into the Company’s new crowdfunding investment platform. The assets of Trupoly primarily consist of intangible assets related to existing technology and a non-compete agreement.
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
As of December 31, 2014, approximately $0.7 million of the goodwill from the Trupoly acquisition is deductible for income tax purposes.
Docupace
On November 21, 2014, the Company completed the acquisition of a controlling financial interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms.
The aggregate consideration on the date of the acquisition was $35.4 million, including $0.3 million of accrued interest on the deferred payment. On the closing date, the Company paid cash consideration of $18.8 million to the seller of Docupace and acquired a 51.0% ownership interest.
In addition, the Company made a $4.0 million capital contribution, which increased its total ownership interest to 53.525%. The Company is required to make additional capital contributions of up to $28.0 million in cash and up to$20.0 million in cash during the years ended December 31, 2015 and 2016, respectively. The Company expects to pay post-closing consideration of $16.6 million in cash, Class A common stock or a combination thereof. The Company has delayed making the contingent payment that was due to the sellers of Docupace on February 20, 2015 because the Company and the sellers have not finalized the calculation of the amount of that payment.
The total fair value of Docupace on the date of the acquisition subsequent to the capital contribution was $73.6 million. The fair value of the non-controlling interest as of the date of the acquisition was $34.2 million. The fair value of the non-controlling interest was determined based on the fair value of the controlling interest held by the Company grossed-up to 100% value in order to derive a per-share price to be applied to the non-controlling shares. This method assumes that the non-controlling shareholder will participate equally with the controlling shareholder in the economic benefits of the post combination entity.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Based on preliminary estimates, approximately $22.8 million of the goodwill from the Docupace acquisition is deductible for income tax purposes as of December 31, 2014.
Consolidated pro forma results
The Company’s supplemental pro forma results of operations, which include the Original Operating Subsidiaries, Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap for the year ended December 31, 2014 and 2013, are as follows (in millions):

	Unaudited
	Year Ended December 31,
	2014	2013
Total revenues	$2,729.5	$2,682.5
Loss before taxes	(196.1)	(78.3)
Benefit from income taxes(1)	(78.5)	(31.3)
Net loss	(117.6)	(47.0)
Less: income attributable to non-controlling interest	8.9	—
Less: preferred dividends and deemed dividend	153.3	18.9
Net loss attributable to Class A common stockholders	$(279.8)	$(65.9)

Per share data
Pro forma basic and diluted loss per share(2)	$(5.18)	$(1.61)

Pro forma weighted average basic and diluted shares	54,155,046	40,995,457
________________________
(1) Reflects pro forma adjustment to record the income tax provision based on the assumed 40% tax rate.
(2) For the year ended December 31, 2014, the numerator for the pro forma basic and diluted earnings per share calculation was reduced by $0.7 million for allocation of earnings to nonvested restricted stock units holders.
The consolidated supplemental pro forma results of operations do not include pro forma results for Trupoly and Docupace as they would have had an immaterial impact. The consolidated supplemental pro forma results of operations include adjustments which reflect a full year of amortization of intangible assets, interest expense and pro forma incentive fee. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses and quarterly fee. For the year ended December 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $44.5 million and the year ended December 31, 2013 were adjusted to include those expenses. Acquisition-related costs are costs incurred by the acquiree or the Company to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Pending acquisitions
On August 6, 2014, the Company entered into an agreement to purchase VSR, an independent broker-dealer. The transaction is expected to close in the first quarter of 2015 subject to customary closing conditions.
On August 14, 2014, the Company entered into an agreement to purchase Girard, an independent broker-dealer. The transaction is expected to close in the first quarter of 2015 subject to customary closing conditions.
3. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory, ANST, SK Research, Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly and Docupace for the periods since acquisition and of First Allied for the periods since it was under the control of RCAP Holdings. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented recast financial information, including the elimination of transactions between the Company and First Allied, for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill was recorded.
Reclassifications
Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation primarily as a result of the need to harmonize the financial statements of the Company with those of the entities acquired during 2014.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid instruments purchased with original maturities of 90 days or less. The Company had $148.8 million and $66.4 million in cash balances as of December 31, 2014 and December 31, 2013, respectively, that were in excess of the FDIC insured limits.
Cash and Segregated Securities
Cash and segregated securities represents cash and securities deposited by customers and funds accruing to customers as a result of trades or contracts that the Company’s registered broker-dealers segregate in separate accounts on behalf of customers pursuant to the requirements of SEC Rule 15c3-3.
Available-For-Sale Securities
The Company has investments in mutual funds that are advised by related parties. The Company treats these securities as available-for-sale securities with unrealized gains (losses) recorded in other comprehensive income (loss) and realized gains (losses) recorded in earnings. See Notes 4 and 5 for more information.
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
Fees and Commissions Receivable
Fees and commissions receivable includes selling commission receivables and dealer manager receivables from the Company’s wholesale distribution business. Additionally, fees and commissions receivable includes commissions from mutual funds, variable annuities, insurance product purchases transacted directly with the product manufacturers, and mutual fund and annuity trailers from the Company’s retail business.
Receivables from Brokers, Dealers and Clearing Organizations and Other
Receivables from brokers, dealers and clearing organizations and other include receivables that arise in the ordinary course of the Company’s brokerage activities.
Receivables for Reimbursable Expenses and Investment Banking Fees
Reimbursable expenses and investment banking fees represent fees receivable for services provided to related parties and non-related party entities related to investment banking, capital markets and related advisory services performed.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Receivables from Customers
Receivable from customers includes amounts due on cash and margin transactions. Certain of the Company’s broker-dealers extend credit to their customers to finance their purchases of securities on margin. Securities owned by customers are held as collateral for margin receivables. Additionally, receivable from customers includes advisory, service and incentive fee receivables from the investment management business.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Office furniture and equipment and computer hardware and software are depreciated on a straight-line basis over the estimated useful life which ranges from one to ten years. Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. See Note 7 for more information.
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
Notes Receivable
The Company loans money to certain of its financial advisors under two types of promissory note agreements, which bear interest at various rates and have various maturities. Such agreements include forgivable promissory notes and payback promissory notes. Management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the financial advisor and the Company’s historical experience in collecting on such transactions. The Company has determined that the notes receivable acquired through the recent acquisitions and subsequent originations were not impaired. See Note 6 for more information.
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
Goodwill and Identifiable Intangible Assets
Goodwill represents the amount by which the purchase price exceeds the fair value of the net tangible and intangible assets of an acquired company on the date of acquisition. Intangible assets, primarily financial advisor relationships, trade names and non-compete agreements, are recorded at their fair value at the completion of an acquisition. Goodwill is reviewed annually for impairment as of October 31. Intangible assets that are definite-lived are amortized over their useful lives and reviewed for impairment annually. The Company performed a quantitative goodwill impairment test and determined that as of October 31, 2014, the goodwill was not impaired. The Company also determined that there was no impairment of its definite-lived intangible assets during any of the periods presented.
The goodwill and intangible assets from each acquisition were determined by an independent valuation company and reviewed by the Company using estimates such as future revenues attributable to financial advisors and the financial advisors’ client retention rates which were used to derive economic cash flows that were fair valued at an appropriate rate of return over their respective useful lives. The valuation results were reviewed by the Company. See Note 8 for more information.
Derivative Contracts
During the second quarter of 2014, the Company entered into a series of contemporaneous transactions that qualify as derivative contracts or include derivative contracts. These derivative contracts include a put/call agreement, which is a free-standing derivative contract, and embedded derivative contracts related to the Company’s issuance of convertible notes and Series A Preferred Stock (“hybrid instruments”).
The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and Series A Preferred Stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.

RCS Capital Corporation and Subsidiaries
December 31, 2014

On November 18, 2014 and December 12, 2014, a portion of the Series A Preferred Stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. Accordingly, the bifurcated derivatives associated with the converted Series A Preferred Stock were adjusted to their fair value on the date of each submission for conversion, with the changes in fair value reflected in other revenues in the consolidated statement of income. The bifurcated derivatives associated with the converted Series A Preferred Stock were then written off against additional paid-in capital.
On December 19, 2014, the remaining Series A Preferred Stock was exchanged for shares of its new series of 11% Series B Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), and shares of its new series of 7% Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”). Accordingly, the bifurcated derivatives associated with the remaining Series A Preferred Stock were adjusted to their fair value as measured on the date of the exchange, with the change in fair value reflected in other revenues in the consolidated statement of income. The remaining bifurcated derivatives associated with the Series A Preferred Stock, which were exchanged, were written off against additional paid-in capital.
The Series B Preferred Stock and Series C Preferred Stock also have embedded derivative contract features that require separate accounting as derivative instruments. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.
See Notes 4, 10 and 11 for more information.
Contingent and Deferred Consideration
Contingent consideration, also referred to as earn-outs, and deferred payments represent future payments of cash or equity interests to the former owners of the businesses acquired in the recent acquisitions and are initially recorded at fair value in the consolidated statements of financial condition. Contingent consideration is subsequently remeasured each reporting period at fair value with the change in the fair value recorded in other expenses on the consolidated statement of income. The discount on the deferred consideration is accreted into earnings in other expenses on the consolidated statement of income.
Preferred Stock
On April 29, 2014, the Company issued shares of Series A Preferred Stock in a private placement. Based on the Series A Preferred Stock’s redemption and conversion features, the Company classified the Series A Preferred Stock as mezzanine equity on the statement of financial condition. The Series A Preferred Stock was convertible, at the holder’s option, into shares of Class A common stock.
On November 18, 2014 and December 12, 2014, a portion of the Series A Preferred Stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. On December 12, 2014, the Company entered into the Securities Exchange Agreement (the “Securities Exchange Agreement”) to exchange the remaining shares of Series A Preferred Stock for shares of its new series of Series B Preferred Stock and shares of its new series of Series C Preferred Stock. On December 19, 2014, this exchange was completed. Based on the Series B Preferred Stock’s and Series C Preferred Stock’s redemption and conversion features, the Company has classified the Series B Preferred Stock and Series C Preferred Stock as mezzanine equity on the statement of financial condition. The Series B Preferred Stock is not convertible. The Series C Preferred Stock is convertible, at the holder’s option, into shares of Class A common stock. See Notes 10 and 11 for more information.
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
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings immediately following the acquisition of First Allied by RCAP Holdings. Beginning with the Company’s financial statements for the quarter ended June 30, 2014, the Company has presented recast financial information for the relevant periods to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill was recorded.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Revenue Recognition
The Company recognizes revenue generally when it is earned and realized or realizable, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.
Selling Commissions and Dealer Manager Fees
The Company, through certain of its broker-dealer subsidiaries, receives selling commissions and dealer manager fees from related party and non-related party sponsors for its wholesale distribution efforts. The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. The Company generally receives commissions of up to 7.0% of gross offering proceeds for funds raised in connection with sales of publicly registered, non-traded securities, all of which are reallowed as commissions, and 4.0% in connection with sales of open-end and closed-end mutual funds through the participating independent broker-dealer channel in accordance with industry practices. Commission percentages are generally established in the issuers’ offering documents leaving the Company no discretion as to the payment of commissions. Commission revenues and related expenses are recorded on a trade date basis as securities transactions occur.
The Company, serving as a dealer manager, receives fees and compensation in connection with the wholesale distribution of registered non-traded securities, such as non-traded REIT and non-traded BDC funds. The Company contracts directly with broker-dealers and RIAs to solicit share subscriptions. The non-traded securities are offered on a “best efforts” basis and the Company is not obligated to underwrite or purchase any shares for its own account. The Company generally receives up to 3.0% of the gross proceeds from the sale of common stock as a dealer manager fee and also receives fees from the sale of common stock through RIAs. The Company has sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers. Dealer manager fees and reallowance are recorded on a trade date basis as securities transactions occur.
For open and close-end mutual funds, the Company contracts directly with broker-dealers and RIAs to solicit shares of registered investment company funds. The funds are offered on a “best efforts” basis and the Company is not obligated to underwrite or purchase any shares of the funds for its own account. The Company generally receives up to 50 basis points of the gross proceeds from the shares of the fund and also may receive fees from the shares of the funds from broker-dealers and RIAs.
The Company analyzes contractual arrangements to determine whether to report revenue on a gross basis or a net basis. The analysis considers multiple indicators regarding the services provided to their customers and the services received from its distributors. The goal of the analysis is to determine which entity is the primary obligor in the arrangement. After weighing many indicators, including the Company’s position as the exclusive distributor or dealer manager primarily responsible for the distribution of its customers’ shares, its discretion in supplier selection, that our distributors bear no credit risk and that the commission and dealer manager fee rates are agreed to with each participating broker-dealer, the Company concluded that the gross basis of accounting for its commission and fee revenues is appropriate.
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
Investment Banking Fees
The Company, through its investment banking and capital markets division, receives fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees and expenses that are unpaid are recorded in investment banking fees receivable and reimbursable expenses receivable in the statement of financial condition. Investment banking agreements either have a fixed fee or a percentage of the total deal value which are typically contingent upon the consummation of the transaction; these agreements may also include a minimum fee that will be paid even in the event the transaction is not consummated provided that services have been rendered. Income from investment banking agreements is generally recognized upon consummation of the transaction. However, in certain cases, we recognize income from investment banking agreements prior to the consummation of the transaction if services have been rendered and there are no substantive remaining contingencies as of the reporting date. Income from certain investment banking agreements is recorded as deferred revenue in the statement of financial condition and is recognized over the remaining life of the offering. These fees are typically a fixed dollar amount.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
Services Revenue
The Company receives fees for providing transaction management, marketing support, due diligence advice, events, training and education services, conference management, investor relations and public relations services and strategic advice. Such fees are charged at hourly billing rates for the services provided, based on agreements entered into with related party and non-related party issuers of securities on a negotiated basis. Such fees are billed and recorded monthly based on services rendered.
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
Transaction Fees
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
Share-Based Compensation
The Company grants awards of restricted shares of Class A common stock to certain employees under the RCS Capital Corporation Equity Plan (the “RCAP Equity Plan”) which are subject to forfeiture until vested. The Company recognizes the expense in internal commissions, payroll and benefits expense in the consolidated statement of income on a straight-line basis for these awards over the vesting period that ranges from 3 to 5 years based on grant date fair value of the awards.
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
An entity that was previously a related party granted restricted stock awards with vesting provisions related to continued employment of the grantees at the Company to certain employees of the Company for services performed by such employees on behalf of such entity. The Company recognizes compensation expense for these awards over the vesting period that ranges from 3 to 5 years and remeasures the fair value of the awards at each reporting date, at which time the amortization of the award is adjusted. The offset to internal commissions, payroll and benefits expense is reflected as a capital contribution in additional paid-in capital.

RCS Capital Corporation and Subsidiaries
December 31, 2014

On June 10, 2014, RCAP Holdings and RCAP Equity, LLC, as the holders of 68.97% of the combined voting power of the Company’s then outstanding common stock, approved the Company’s 2014 Stock Purchase Program (the “2014 Stock Purchase Program”). The 2014 Stock Purchase Program became effective on June 30, 2014. Subject to the terms and conditions of the 2014 Stock Purchase Program, select employees, financial advisors and executive officers of the Company and its affiliates and of certain subsidiaries of the Company were eligible to participate and had the opportunity to elect to purchase shares of Class A common stock. Such participants were also automatically granted one warrant to purchase one share of Class A common stock for each three shares purchased, at an exercise price equal to the purchase price per share purchased. The Company recognizes the expense in internal commissions, payroll and benefits expense in the consolidated statement of income on a straight line basis over the three-year vesting period based on the grant date fair value of warrants issued to employees. For warrants issued to non-employees, the Company remeasures the fair value at each reporting date and the amortization of the expense is adjusted accordingly and recognized over the remaining vesting period.
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
Interest Expense
Interest expense includes interest expense and amortization of debt issuance costs on the Company’s bank debt and convertible notes which were issued at a discount. The Company amortizes the discount using the effective interest rate method. See Note 9 for more information.
Income Taxes
The Company files federal and state income tax returns. Realty Capital Securities, ANST and RCS Advisory were treated as disregarded entities up to the date of the subsidiary reorganization (June 10, 2013) and as partnerships for federal and state income tax purposes through the date of the amendment to the Exchange Agreement (August 5, 2014). All income and expense earned by Realty Capital Securities, ANST and RCS Advisory flowed through to their owner through the date of reorganization. The Company was a 9.4% owner of these partnerships from the date of the subsidiary reorganization on June 10, 2013 through the date of the Restructuring Transactions (February 11, 2014). From the date of the Restructuring Transactions (February 11, 2014) through the date of the amendment to the Exchange Agreement (August 5, 2014), the Company was an owner of all but a de minimis amount of these partnerships. As part of the amendment to the Exchange Agreement, no more Class B Units in any of Realty Capital Securities, ANST and RCS Advisory are outstanding and 100% of the voting and economics interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A Units. Following the conversion of all outstanding LTIP Units pursuant to Amendment No. 2 to the OPP and related transactions that occurred on December 31, 2014, the Company now files a consolidated federal income tax return and allocates federal income taxes to certain of its subsidiaries pursuant to a tax sharing agreement.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

Reportable Segments
The Company’s internal reporting is organized into six segments as follows:

•
Independent Retail Advice, which is comprised of Cetera, Summit, J.P. Turner, First Allied and ICH (following the completion of the VSR and Girard acquisitions, this segment will also include VSR and Girard);

•	Wholesale Distribution, which is comprised of Realty Capital Securities, excluding its investment banking division, and StratCap;

•	Investment Banking, Capital Markets and Transaction Management Services, which is comprised of the investment banking division of Realty Capital Securities, RCS Advisory, ANST and Docupace;

•	Investment Management, which is comprised of Hatteras;

•	Investment Research, which is comprised of SK Research; and

•	Corporate and Other.
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
In November 2014, the FASB issued Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. The amendments in ASU 2014-16 did not change the current criteria in US GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required but rather clarified how US GAAP should be interpreted in concluding on the nature of the host contract. The Company adopted ASU 2014-16 during the fourth quarter of 2014. The adoption of ASU 2014-16 did not have an impact on the Company’s previously reported financial condition or results of operations.
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new guidance applies to entities in all industries and amends the current consolidation guidance. The amendments are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal periods beginning after December 15, 2017. Early application is permitted. The Company is still evaluating the impact of ASU 2015-02.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company assumes all transfers occur at the beginning of the quarterly reporting period in which they occur. For the years ended December 31, 2014 and December 31, 2013 there were no transfers between Levels 1, 2 and 3.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Cash equivalents include money market mutual fund instruments, which are short term in nature with readily determinable values derived from active markets. Mutual funds, substantially all deferred compensation plan investments and publicly traded securities with sufficient trading volume are fair valued by management using quoted prices for identical instruments in active markets. Accordingly, these securities are primarily classified within Level 1. Government bonds, U.S. Treasury securities, corporate bonds, certificates of deposit and mutual funds in the deferred compensation plan are fair valued by management using references to prices for similar instruments, quoted prices or recent transactions in less active markets and these securities are primarily classified within Level 2. The Company’s free-standing and embedded derivative contracts are not traded on an exchange. Consequently, the fair value was determined by a third-party valuation company and reviewed by the Company. A binomial lattice model was used to derive the fair value for the embedded derivatives related to the Series C preferred stock while the embedded derivatives related to the convertible notes and the put/call were based on a Monte Carlo simulation that incorporates assumptions including duration, probability of redemption, the volatility of the market price of Class A common stock, the risk free rate of interest and the discount rate. The derivative contracts are classified as Level 3 in the Company’s fair value hierarchy.
The fair value of the Company’s investments in private equity funds is based on the net asset value (“NAV”) as a practical expedient since there is no readily available market. Adjustments to the NAV would be considered if it was probable that the private equity funds would be sold at a value materially different than the reported NAV. The private equity funds do not have notice periods, or restrictions on redemptions. The private equity funds primarily invest in nonpublic companies and other private equity funds, and distributions from will be received as the underlying investments of the funds are liquidated. The Company also holds an investment in a REIT whose fair value is based on NAV. Given the use of unobservable inputs used in the valuation, investments in private equity funds and the REIT are classified as Level 3 in the Company’s fair value hierarchy.
Pursuant to the terms of the related purchase agreements, the Company is obligated to pay contingent consideration to the sellers of J.P. Turner, Hatteras and StratCap and contingent consideration related to acquisitions made by First Allied prior to its acquisition by RCAP Holdings in September 2013. During the year ended December 31, 2014, the Company settled the contingent consideration related to acquisitions made by Cetera prior to its acquisition by the Company. As of December 31, 2014, the Company estimated the fair value of future payments of contingent consideration to be $107.3 million. See Note 2 and 3 for more information. As of December 31, 2013, the Company had an estimated $2.2 million in contingent consideration related to acquisitions made by First Allied.
The Company estimated the fair value of the contingent consideration at the close of the transactions using discounted cash flows. The fair value of the contingent consideration was based on financial forecasts determined by management that included assumptions about growth in assets under administration, assets under management, earnings, financial advisor retention and discount rates. The financial targets are sensitive to financial advisor retention, market fluctuations and the ability of financial advisors to grow their businesses. The Company evaluates the actual progress toward achieving the financial targets quarterly and adjusts the estimated fair value of the contingent consideration based on the probability of achievement, with any changes in fair value recognized in earnings. Given the significant unobservable inputs used in the valuation the contingent consideration is classified as Level 3 in the Company’s fair value hierarchy.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of December 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$82,973	$—	$—		$82,973
Available-for-sale securities:
Mutual funds	11,473	—	—		11,473
Total available-for-sale	11,473	—	—		11,473
Trading securities:
Equity securities	262	—	—		262
Mutual funds	9,457	—	—		9,457
U.S. government bonds	2	10	—		12
Other	41	—	470		511
Total trading securities	9,762	10	470		10,242
Deferred compensation plan investments:
Money market fund	6,246	—	—		6,246
International global funds	17,722	—	—		17,722
U.S. equity funds	46,999	—	—		46,999
U.S. fixed-income funds	9,787	—	—		9,787
Mutual funds	—	2,702	—		2,702
Total deferred compensation plan investments	80,754	2,702	—		83,456
Prepaid expenses and other assets - oil and gas interests	—	—	151		151
Total	$184,962	$2,712	$621		$188,295

Liabilities:
Derivative contracts	$—	$—	$102,908	(1)	$102,908
Other liabilities:
Equity securities	161	—	—		161
Mutual funds and unit investment trusts	4	—	—		4
State and municipal government obligations	222	—	—		222
Contingent consideration	—	—	107,278	(2)	107,278
Total	$387	$—	$210,186		$210,573
_____________________
(1) Includes $21.9 million of derivatives classified in long-term debt.
(2) Excludes deferred payments, which are measured on non-recurring basis.
The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of December 31, 2013 are as follows (in thousands):

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

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table presents changes during the year ended December 31, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities in the statement of financial condition as of December 31, 2014 (in thousands):

	Fair value as of December 31, 2013	Net realized and unrealized gains/(losses)	Purchases	Issuances	Sales	Settlements	Fair value as of December 31, 2014
Assets:
Trading securities- other	$—	$4	$477	$—	$(11)	$—	$470
Prepaid expenses and other assets - oil and gas interests	—	(166)	372	—	—	(55)	151
Total	$—	$(162)	$849	$—	$(11)	$(55)	$621

	Fair value as of December 31, 2013	Net realized and unrealized (gains)/losses	Purchases	Issuances	Sales	Settlements	Fair value as of December 31, 2014
Liabilities:
Derivative contracts	$—	$45,213	$—	$233,189	$—	$(175,494)	$102,908
Contingent consideration	2,180	8,808	12,868	96,680	—	(13,258)	107,278
Total	$2,180	$54,021	$12,868	$329,869	$—	$(188,752)	$210,186
The following table presents changes during the year ended December 31, 2013 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 liabilities in the statement of financial condition as of December 31, 2013 (in thousands):

	Fair value as of December 31, 2012	Net realized and unrealized (gains)/losses	Purchases	Issuances	Settlements	Fair value as of December 31, 2013
Liabilities:
Contingent consideration	$—	$9	$2,181	$—	$(10)	$2,180
Total	$—	$9	$2,181	$—	$(10)	$2,180
The realized and unrealized gains and losses on derivative contracts and contingent consideration are included in other revenues and other expenses, respectively, in the consolidated statements of income.
The change in unrealized gain relating to Level 3 assets and liabilities held as of December 31, 2014 was $9.9 million. The Company did not have any unrealized gains or losses relating to Level 3 assets and liabilities held as of December 31, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of December 31, 2014 (dollars in thousands):

	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$113	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$151	Discounted cash flows	10% discount rate

Liabilities:
Derivative contracts	$102,908	Monte Carlo & binomial lattice (Series C)
Inputs for convertible notes, Series B and Series C preferred stock respectively:
- Duration: 6.8 years, 8.0 years, 8.0 years
- Volatility: 30%, N/A, 30.0%
- Risk free rate of interest: 1.95%, 2.1%, 2.1%
- Discount rate: 12.95%, 15.1%, 15.1%
- Dividend assumptions: N/A, 12.5% (first 18 months only; subsequently reverts to 11%), 8.0% (first 18 months only; subsequently reverts to 7%)

Inputs for the put option:
- Volatility: 30%
- Exercise date: June 10, 2033
- Risk free rate: 2.43%

Contingent consideration - J.P. Turner	$6,200	Discounted cash flow	J.P. Turner: - Probability exceeding percentage threshold: 99.7% to 100% - Present value factor: 0.71 to 0.95 - Time until payments: 0.4 years to 2.4 years
Contingent consideration - Hatteras	$28,310	Discounted cash flow	Hatteras: - Projected earnings: $11.0 million to $17.3 million, December 31, 2016 and 2018, respectively - Discounted rates based on the estimated weighted average cost of capital (WACC): 0.50 to 0.70
Contingent consideration - StratCap	$68,200	Discounted cash flow
StratCap:
- Projected earn-out payments: EBITDA multiples for 2015 and 2016.
- Present value factor: 0.65 to 0.787
- Probability adjustment: 25.0%, 50%, 25.0% for Low Case, Base Case, and High Case, respectively.

Contingent consideration - First Allied and Cetera	$4,568	Discounted cash flow	- Revenue achievement - WACC 0.20
The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of December 31, 2013 (dollars in thousands):

	Fair value	Valuation technique	Unobservable inputs
Liabilities:
Contingent consideration	$2,180	Discounted cash flow	2.5% discount rate
The following table presents information related to the Company’s investments that calculate NAV per share as of December 31, 2014. For these investments, which are measured at fair value on a recurring basis, the Company used the NAV per share as a practical expedient to measure fair value (in thousands):

	Investment Category Includes	Fair Value Using Net Asset Value Per Share	Unfunded Commitments
Trading securities- other- private equity fund	Investments in private equity funds	$113	$9
Trading securities- other- REIT	Investment in a REIT	357	—

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table presents information about the carrying values and fair values by fair value hierarchy for convertible notes, Series B Preferred Stock and Series C Preferred Stock, first and second lien term loan facility, promissory note and subordinated borrowings where the ending balance was carried at amortized cost as of December 31, 2014. There were no such instruments as of December 31, 2013.

		Fair Value
	Carrying value	Level 1	Level 2	Level 3
Convertible notes	$61,632	$—	$—	$78,005
Series B Preferred Stock	146,700	—	—	117,367
Series C Preferred Stock	111,288	—	—	136,242
First lien term facility	555,700	—	—	530,491
Second lien term facility	147,903	—	—	142,500
Promissory note (legal settlement)	15,300	—	15,300	—
Subordinated borrowings	2,000	—	—	2,000
Total	$1,040,523	$—	$15,300	$1,006,605
The fair value of the convertible notes, the Series B Preferred Stock and the Series C Preferred Stock were determined by an independent valuation company and reviewed by the Company. The fair value of the convertible notes, the Series B Preferred Stock and the Series C Preferred Stock as of December 31, 2014 was determined using inputs such as conversion price, conversion period, equity volatility, risk-free rate, credit spread, and discount rate. The convertible notes, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 3 in the Company’s fair value hierarchy. The fair value of the Company’s first and second lien term debt facilities were determined based upon indicative market data obtained from a third party that makes markets in these financial instruments. As of December 31, 2014, the first and second lien term debt facilities were classified as Level 3 of the fair value hierarchy due to a lack of adequate observable market activity related to these financial instruments. The promissory note, which was entered into in the fourth quarter between the Company and ARCP, has been classified as Level 2 in the Company’s fair value hierarchy.
The carrying value of accounts receivable and notes receivable approximates the fair value as they have limited credit risk and short-term maturities. Additionally, a substantial portion of the notes receivable balance related to acquisitions that closed during 2014 and were fair valued by an independent valuation company during 2014. Therefore, customer and notes receivables are classified as Level 2 in the non-recurring fair value hierarchy.
Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. See Note 8 for more information.
5. Available-for-Sale Securities
The following table presents information about the Company’s available-for-sale securities as of December 31, 2014 and December 31, 2013 (in thousands):

		For the year ended December 31, 2014
	Fair value at December 31, 2013	Purchases(1)	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair value at December 31, 2014	Cost
Mutual funds	$8,528	$11,484	$(9,013)	$171	$303	$11,473	$11,684
_____________________
(1) Includes $0.3 million of purchases under dividend reinvestment programs.
The following table presents information about the Company’s available-for-sale securities as of December 31, 2013 and December 31, 2012 (amounts in thousands):

		For the year ended December 31, 2013
	Fair value at December 31, 2012	Purchases	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair value at December 31, 2013	Cost
Mutual funds	$—	$10,097	$(1,000)	$(59)	$(510)	$8,528	$9,038
The Company’s basis on which the cost of security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined using specific identification. The Company did not recognize any other-than-temporary impairments for the year ended December 31, 2014, December 31, 2013 and December 31, 2012.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
The Company’s notes receivable for the year ended December 31, 2014 and the year ended December 31, 2013, were as follows (in thousands):

	December 31, 2014			December 31, 2013
	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$11,104	$2,166	$13,270	$6,633	$1,914	$8,547
Originated and acquired loans	16,747	52,200	68,947	5,286	350	5,636
Collections	(1,672)	(8,805)	(10,477)	(157)	(206)	(363)
Forgiveness	(8,329)	298	(8,031)	(661)	88	(573)
Accretion	5,368	402	5,770	3	3	6
Allowance	(143)	(347)	(490)	—	17	17
Ending balance	$23,075	$45,914	$68,989	$11,104	$2,166	$13,270
All of the Company’s outstanding notes receivable as of December 31, 2013 relate to First Allied.
The following table presents the Company’s allowance for uncollectible amounts due from financial advisors for the year ended December 31, 2014 and the year ended December 31, 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$368	$56	$424	$368	$73	$441
Provision for bad debt	327	735	1,062	—	—	—
Charge off - net of recoveries	(184)	(388)	(572)	—	(17)	(17)
Total change	143	347	490	—	(17)	(17)
Ending balance	$511	$403	$914	$368	$56	$424

RCS Capital Corporation and Subsidiaries
December 31, 2014

7. Property and Equipment
The Company’s property and equipment as of December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Office furniture and equipment	$3,650	$1,007
Computer software and hardware	22,971	854
Leasehold improvements	3,613	372
Total property and equipment	30,234	2,233
Less: Accumulated depreciation and amortization	5,488	350
Property and equipment - net	$24,746	$1,883
For the years ended December 31, 2014, 2013 and 2012, the Company recorded $5.2 million, $0.3 million and $0.03 million, respectively, in depreciation and amortization expense.
8. Goodwill and Intangible Assets
Goodwill
Goodwill associated with each acquisition is allocated to the segments, based on how the Company manages its segments. The following table presents the goodwill by segment (in thousands):

	December 31, 2014	December 31, 2013
Independent Retail Advice	$434,398	$79,986
Wholesale Distribution	22,871	—
Investment Management	15,348	—
Investment Banking and Capital Markets	45,989	—
Corporate and Other	755	—
Total goodwill	$519,361	$79,986
The following table presents the carrying amount of goodwill as of December 31, 2014 and December 31, 2013 by acquisition (in thousands):

	December 31, 2014	December 31, 2013
First Allied acquisition	$79,986	$79,986
Cetera acquisition	290,262	—
Summit acquisition	23,891	—
J.P. Turner acquisition	13,579	—
Hatteras acquisition	15,348	—
ICH acquisition	26,680	—
StratCap acquisition	22,871	—
Trupoly acquisition	755	—
Docupace acquisition (preliminary)	45,989	—
Total goodwill	$519,361	$79,986
For the years ended December 31, 2014, 2013 and 2012 there was no impairment of goodwill.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Intangible Assets
The components of intangible assets as of December 31, 2014 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,019,353	$52,070	$967,283
Sponsor relationships	9	113,000	4,186	108,814
Trade names	29	65,192	1,638	63,554
Investment management agreements	12	47,390	1,966	45,424
Customer relationships	11	20,686	1,473	19,213
Internally developed software and technologies	7	22,510	779	21,731
Intellectual property	9	10,642	849	9,793
Non-competition agreements	2	9,648	5,136	4,512
Distribution networks(1)	40	3,210	9	3,201
Total finite-lived intangible assets		$1,311,631	$68,106	$1,243,525
________________
(1) The Company previously classified its distribution networks as indefinite-lived intangible assets. The Company finalized its assessment of the useful life of the distribution networks and concluded that they were finite-lived rather than indefinite-lived intangible assets.
The Company’s intangible assets as of December 31, 2013 relate to First Allied. The components of intangible assets as of December 31, 2013 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$71,185	$1,487	$69,698
Customer relationships	13	12,686	277	12,409
Non-competition agreements	2	1,026	128	898
Total finite-lived intangible assets		$84,897	$1,892	$83,005
Total amortization expense for finite-lived intangible assets was $66.2 million for the year ended December 31, 2014. Total amortization expense for finite-lived intangible assets was $1.9 million for the year ended December 31, 2013. The Company did not have any amortization expense for the year ended December 31, 2012. Future amortization expense is estimated as follows (in thousands):

Year Ended December 31,
2014	$102,820
2015	100,090
2016	99,937
2017	99,858
2018	98,529
Thereafter	742,291
Total	$1,243,525

RCS Capital Corporation and Subsidiaries
December 31, 2014

Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. A substantial portion of the goodwill and intangible assets relate to acquisitions that closed during 2014. The results of these acquisitions are broadly consistent with their original expectations. Additionally, the Company performed a quantitative goodwill impairment test and determined that the goodwill was not impaired. As a result, the carrying value of goodwill and intangible assets as of December 31, 2014 closely approximates fair value. Unobservable inputs considered in determining fair value at the acquisition date include the estimate and probability of future revenues attributable to financial advisors and retention rates which were used to derive economic cash flows that are present valued at an appropriate rate of return over their respective useful lives.
9. Long-Term Debt
Concurrently with the closing of the Cetera acquisition on April 29, 2014, the Company entered into the Bank Facilities: a $575.0 million senior secured first lien term loan facility, a $150.0 million senior secured second lien term loan facility and a $25.0 million senior secured first lien revolving credit facility. During the year ended December 31, 2014, the Company repaid $14.4 million of the senior secured first lien term loan facility as a regularly scheduled principal repayment.
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
Additionally, the Company also assumed $32.0 million in debt when it acquired First Allied. First Allied entered into an $18.0 million loan facility with Fifth Third Bank on November 1, 2011, of which $12.0 million was a term loan (the “FA Term Loan”) and $6.0 million is a revolving line of credit (the “FA Revolver”). The FA Revolver was also available for letters of credit. The FA Term Loan was amended and increased by $20.0 million to $32.0 million on January 2, 2013 in order to facilitate the purchase of Legend Group Holdings LLC. On July 28, 2014, the First Allied outstanding indebtedness including the FA Term Loan, the FA Revolver, unpaid interest and fees totaling $32.0 million was repaid by the Company as required by the terms of the Bank Facilities.
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
On December 4, 2014, the Company issued a $15.3 million two-year promissory note bearing interest at a rate of 8% per annum pursuant to the terms of a litigation settlement. The principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. See Note 17 for more information.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table presents the Company’s long-term borrowings as of December 31, 2014 and December 31, 2013 and their contractual interest rates (dollars in thousands):

	December 31, 2014			December 31, 2013
	Balance		Interest Rate	Balance		Interest Rate
First lien term facility	$555,700		6.50%	$—
Second lien term facility	147,903		10.50%	—
Convertible notes	83,508	(1)	5.00%	—
Promissory note	15,300		8.00%	—
Subordinated borrowings	2,000		8.25%	—
Other	—			33,302	(2)	2.42%
Total borrowings	804,411			33,302
Less: Current portion of borrowings	43,891			3,200
Total long-term debt, net of current portion	$760,520			$30,102
_____________________
(1) The Company’s convertible notes balance includes the fair value of the compound derivative of $21.9 million.
(2) The Company’s long-term borrowings as of December 31, 2013 relate to First Allied, of which, $28.8 million was outstanding under the FA Term Loan and $4.5 million was outstanding under the FA Revolver.
As of December 31, 2014, no amounts were outstanding under the senior secured first lien revolving facility (other than the backstop letter of credit). This revolving facility has a term of three years and an initial interest rate equal to LIBOR plus 5.50% per annum, which may be reduced to 5.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00. In the case of both term facilities and this revolving facility, LIBOR can be no less than 1.00% per annum.
The following table presents the contractual maturities of long-term debt, net of the current portion and inclusive of the fair value of the compound derivative of $21.9 million, as of December 31, 2014 (in thousands):

Year Ended December 31,
2016	$63,627
2017	74,466
2018	76,597
2019	277,217
Thereafter(1)	268,613
Total long-term debt, net of current portion	$760,520
_____________________
(1) Includes the fair value of the compound derivative of $21.9 million.
The following table presents the scheduled contractual maturities of the current portion of long-term debt as of December 31, 2014 (in thousands):

March 31, 2015	$5,668
June 30, 2015	12,797
September 30, 2015	12,740
December 31, 2015	12,686
Total current portion of long-term debt	$43,891
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
December 31, 2014

The Bank Facilities include the requirement to prepay the aggregate principal amount of the Bank Facilities in the amount of 50% of “Excess Cash Flow” (as defined in the Bank Facilities) which represents cash flow after certain permitted expenditures, subject to reduction based on the ratio of First Lien Net Debt on such date to Consolidated EBITDA (the “First Lien Leverage Ratio”).
The Company’s obligations under the Bank Facilities are guaranteed, subject to certain other customary or agreed-upon exceptions, by RCS Capital Management, RCAP Holdings and each of its direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers. The Company, together with the guarantors, has pledged substantially all of their assets to secure the Bank Facilities, subject to certain exceptions. Subsidiaries that have been acquired must become guarantors and pledge their assets no later than 60 days after such acquisition.
The restricted payments covenant prohibits payment of dividends by the Company, subject to certain exceptions, including, among others, payments in an aggregate amount not to exceed a dollar cap of $10.0 million, plus a basket comprised of a portion of retained excess cash flow, returns on certain investments, and certain other amounts available to the Company under the terms of the Bank Facilities, subject to a leverage test of 1.00 to 1.00 (with respect to dividends to affiliates) and 1.25 to 1.00 (with respect to dividends to non-affiliates) and other payments not exceeding the pre-closing retained earnings amount of $11.2 million, subject to a cap and a leverage test. The Company paid cash dividends to its Class A stockholders in July 2014 (with respect to the second quarter of 2014) out of funds available to pay dividends under the exceptions referred to in the preceding sentence. At the present time, the Company does not expect to pay quarterly dividends on Class A common stock (including Class A common stock issued pursuant to restricted stock awards) or on Series B Preferred Stock or Series C Preferred Stock in the near term, as the Company’s ability to pay cash dividends is restricted due to the negative covenants described above.
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
On January 9, 2015, the Company issued a letter of credit in the amount of $0.1 million on behalf of First Allied. The letter of credit was issued to the lessor on a lease entered into by First Allied.
10. Derivative Contracts
During the second quarter of 2014, the Company entered into a series of contemporaneous transactions that qualify as derivative contracts or include derivative contracts. These derivative contracts include a put/call agreement, which is a free-standing derivative contract, and embedded derivative contracts related to the Company’s issuance of convertible notes and Series A Preferred Stock (“hybrid instruments”).
The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and Series A Preferred Stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.
On November 18, 2014 and December 12, 2014, a portion of the Series A Preferred Stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. Accordingly, the bifurcated derivatives associated with the converted Series A Preferred Stock were adjusted to their fair value on the date of each submission for conversion, with the changes in fair value reflected in other revenues in the consolidated statement of income. The bifurcated derivatives associated with the converted Series A Preferred Stock were then written off against additional paid-in capital.
On December 19, 2014, the remaining Series A Preferred Stock was exchanged for Series B Preferred Stock and Series C Preferred Stock. Accordingly, the bifurcated derivatives associated with the remaining Series A Preferred Stock were adjusted to their fair value as measured on the date of the exchange, with the change in fair value reflected in other revenues in the consolidated statement of income. The remaining bifurcated derivatives associated with the Series A Preferred Stock, which were exchanged, were written off against additional paid-in capital.
The Series B Preferred Stock and Series C Preferred Stock also have embedded derivative contracts features that require separate accounting as derivative instruments. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of income.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Put/Call
On April 29, 2014, the Company entered into a put/call agreement with Luxor, which was amended on December 19, 2014 in connection with the exchange of Series A Preferred Stock for Series B Preferred Stock and Series C Preferred Stock. Under this agreement, subject to certain conditions, (i) the Company has the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor has the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C Preferred Stock).
The put/call agreement also provides that the members of RCS Capital Management may elect to purchase all the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company is prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms. As of December 31, 2014, the fair value of the put right was approximately $11.6 million and was recorded in derivative contracts in the consolidated statements of financial condition. As of December 31, 2014, the call right did not have any value. The Company recorded a gain of approximately $9.6 million for the period from issuance to December 31, 2014 related to the put right in other revenues in the consolidated statements of income.
Embedded derivatives related to the preferred stock and convertible notes
The Company’s Series A Preferred Stock was convertible, at the option of the holders of the Company’s Series A Preferred Stock, into shares of Class A common stock. The convertible features and other features were considered embedded derivatives that were not clearly and closely related to the host instrument. As a result, these features were bifurcated and accounted for as a separate compound derivative.
The Company recognized a loss of $3.5 million from the date of issuance through the submission for conversion date on November 18, 2014 on the embedded derivatives related to 902,000 shares of Series A Preferred Stock. The remaining fair values of the bifurcated derivatives related to the Series A Preferred Stock submitted for conversion on November 18, 2014 of $10.7 million, were written off against additional paid-in capital.
The Company recognized a loss of $8.7 million from the date of issuance through the submission for conversion date on December 12, 2014 on the embedded derivatives related to 2,171,553 shares of Series A Preferred Stock. The remaining fair values of the bifurcated derivatives related to the Series A Preferred Stock submitted for conversion on December 12, 2014 of $26.0 million were written off against additional paid-in capital.
The Company recognized a loss of $46.5 million from the date of issuance until the date of the submission for conversion on December 12, 2014 on the embedded derivatives related to the remaining 11,584,427 shares of Series A Preferred Stock exchanged for Series B Preferred Stock and Series C Preferred Stock. The remaining fair value of the bifurcated derivatives associated with the exchanged Series A Preferred Stock of $138.8 million, as measured on December 12, 2014, were written off against additional paid-in capital.
The Series B Preferred Stock is not convertible but includes an option for the Company to call the instrument in connection with a consolidation or merger of our company with one or more entities that are not its affiliates which results in a Change of Control (as defined in the Series B COD) and as a result of which the Company is not the surviving entity that is considered an embedded derivative that is not clearly and closely related to the host instrument. As a result, this feature must be bifurcated and accounted for as a separate compound derivative. As of the issuance date and as of December 31, 2014, the compound derivative had no value.
The Series C Preferred Stock is convertible, at the option of the holder, into shares of Class A common stock The convertible features and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of December 31, 2014, the fair value of the compound derivative was approximately $69.4 million and was recorded in derivative contracts in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date, or the date of conversion, and recognizes the change in fair value in the consolidated statements of income. The Company recorded a gain of approximately $1.2 million for the period from issuance to December 31, 2014 in other revenues in the consolidated statements of income as a result of the change in fair value of the derivatives embedded in the Series C Preferred Stock.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The Company’s convertible notes are convertible, at the option of the holders of the Company’s convertible notes, into shares of Class A common stock. The convertible feature and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of December 31, 2014, the fair value of the compound derivative was approximately $21.9 million and was recorded in long-term debt in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date, or the date of conversion, and recognizes the change in fair value in the statements of income. The Company recorded a gain of approximately $2.7 million for the period from issuance to December 31, 2014 in other revenues in the consolidated statements of income as a result of the change in fair value of the derivatives embedded in the convertible notes.
11. Preferred Stock
Series A Preferred Stock. On April 29, 2014, the Company issued 14,657,980 shares of Series A Preferred Stock to affiliates of Luxor in a private placement. The shares of Series A Preferred Stock were entitled to a dividend of 7% of the liquidation preference in cash and a dividend of 8% of the liquidation preference if a quarterly dividend was not paid in cash on the dividend payment date. The shares of Series A Preferred Stock were convertible, at the option of the holders of the Series A Preferred Stock, into shares of Class A common stock, at the lower of (i) a 2% discount to VWAP of Class A common stock for the ten trading days prior to the date of the holder’s election to convert; (ii) a 2% discount to the closing price of Class A common stock on the date of the holder’s election to convert; and (iii) $20.26, the fixed conversion price. If both the one-day VWAP and the daily closing price of Class A common stock for the prior 30 consecutive trading days exceeded 2.5 times the fixed conversion price, or $50.65, and at least $10.0 million of Class A common stock was traded each day for 30 consecutive days at any time after the first two years from the issuance date of the Series A Preferred Stock, then the Company may have required the holders to convert the Series A Preferred Stock into shares of Class A common stock at the same price as set forth above. Accrued and unpaid dividends on the Series A Preferred Stock were also entitled to the same liquidation preference and were convertible into additional shares of Class A common stock on the same terms as actual shares of Series A Preferred Stock.
The terms of the Series A Preferred Stock set forth in the related certificate of designation included negative covenants relating to the issuance of additional preferred securities, amending the provisions of certificate of designation, affiliate transactions and the incurrence of indebtedness. The certificate of designation relating to the Series A Preferred Stock and the indenture governing the convertible notes provided that, without the advance approval of FINRA, the aggregate number of shares of Class A common stock issued upon conversion of the Series A Preferred Stock, upon conversion of the convertible notes or pursuant to the June 10, 2014 private offering of Class A common stock, in which the Company issued 2,469,136 shares, could not exceed 24.9% of the number of common shares outstanding on the trading day immediately preceding the date of issuance of such Class A common stock.
In addition, the certificate of designation relating to the Series A Preferred Stock and the indenture governing the convertible notes provided that the aggregate number of shares of Class A common stock issued to Luxor and its affiliates (including shares of Class A common stock obtained upon conversion of the Series A Preferred Stock, the convertible notes or any other shares of Class A common stock otherwise beneficially owned by such entity) could not exceed 9.9% of the number of shares of Class A common stock outstanding on the trading day immediately preceding the date of issuance of shares of Class A common stock upon conversion. This provision could have been waived by Luxor and its affiliates on 65 days’ notice to the Company.
In the event of any liquidation, before any payment or distribution of the assets of the Company was made to or set apart for the holders of Company’s common stock, the holders would have been entitled to receive an amount equal to the greater of (i) $18.42 in cash per Series A Preferred Stock plus dividends accrued and unpaid to the date of the final distribution to the holders or (ii) an amount per Series A Preferred Stock share equal to the amount of consideration which would have been payable had each Series A Preferred Stock share been converted into shares of Class A common stock immediately prior to such liquidation. Until the holders have been paid the greater amount of alternative (i) or (ii) in full, no payment would have been made to the holders of the Company’s common stock upon liquidation.
During the year ended December 31, 2014, the Company declared $8.0 million in dividends on its Series A Preferred Stock. The Company paid cash dividends to the Series A Preferred Stock of $3.3 million on July 10, 2014, and $4.7 million on October 9, 2014.
The Company also recognized a deemed dividend of $68.5 million in connection with the issuance of the Series A Preferred Stock. This deemed dividend represents the difference between redemption value of the Series A Preferred Stock (based on the if-converted price) and the amount of the proceeds that were allocated to the Series A Preferred Stock excluding the embedded derivative. The Series A Preferred Stock could have been settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders. See Note 15 for more information.

RCS Capital Corporation and Subsidiaries
December 31, 2014

During the year ended December 31, 2014, Luxor elected to convert 3,073,553 shares of Series A Preferred Stock into 5,405,601 shares of Class A common stock. The following table presents the details of the conversions (in thousands, except share and per share data):

Date of Submission For Conversion	Preferred Shares Converted	Liquidation Preference Converted(1)	Conversion Price Per Share(2)	Class A Common Stock Issued	Close Price Per Share on the Date of Conversion	Aggregate Market Value of Class A Common Issued
November 18, 2014	902,000	$16,770	$11.10	1,511,004	$12.96	$19,583
December 12, 2014(3)	2,171,553	40,560	10.41	3,894,597	11.81	45,995
Total(4)	3,073,553	$57,330	$10.61	5,405,601	$12.13	$65,578
_____________________
(1) The liquidation preference is determined by multiplying the number of shares being converted by $18.42 then adding the unpaid dividends on such shares.
(2) Both conversions were calculated using a 2% discount to VWAP of Class A common stock for the ten trading days prior to the date of the holder’s election to convert.
(3) To comply with ownership limitations applicable to Luxor under the terms of the Series A Preferred Stock, 1,852,575 shares of Class A common stock were issued on December 19, 2014 and 2,042,022 shares of Class A common stock were issued on February 23, 2015. See Note 15 for more information.
(4) Per share totals are expressed as weighted averages.
Exchange of Series A Preferred Stock. On December 19, 2014 the Company exchanged the remaining 11,584,427 shares of Series A Preferred Stock for 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C Preferred Stock. $3.0 million of accrued and unpaid dividends on Series A Preferred Stock through December 12, 2014, the date of submission for conversion, were proportionately added to the amount of dividends due on the Series B Preferred Stock and the Series C Preferred Stock on January 12, 2015, the first dividend payment date.
Series B Preferred Stock. On December 19, 2014, the Company issued 5,800,000 of Series B Preferred Stock to affiliates of Luxor.
If paid in cash, dividends on shares of Series B Preferred Stock accrue quarterly at 11.00% per annum of the liquidation preference. To the extent a quarterly dividend is not paid in cash on the applicable dividend payment date, then such dividend not paid in cash for such period will accrue at 12.50% per annum of the liquidation preference.
The initial liquidation preference of shares of Series B Preferred Stock was $25.00 per share. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date.
The holders of Series B Preferred Stock have no conversion rights.
At any time prior to June 12, 2016, the Company has the right to redeem all (and not less than all) of the outstanding shares of Series B Preferred Stock for cash at a redemption price equal to the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption.
Starting on December 12, 2022, the Company will have a right to redeem, and holders of shares of Series B Preferred Stock will have a right to cause the Company to redeem, all or a part of the outstanding shares of Series B Preferred Stock for cash at a redemption price equal to the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption. If any redemption by the Company would result in less than $35.0 million in aggregate liquidation preference of Series B Preferred Stock remaining outstanding, then the Company will be required to redeem all (and not less than all) of the outstanding shares of Series B Preferred Stock.
The shares of Series B Preferred Stock are also redeemable in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which the Company is not the surviving entity.
The Series B Preferred Stock ranks pari passu with the Series C Preferred Stock.

RCS Capital Corporation and Subsidiaries
December 31, 2014

In the event of (A) a dissolution or winding up of our company, whether voluntary or involuntary, (B) a consolidation or merger of the Company with and into one or more entities which are not our affiliates which results in a change of control, or (C) a sale or transfer of all or substantially all of the Company’s assets other than to an affiliate of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of equity securities junior to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock are entitled (subject to the redemption rights of such holders in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which our company is not the surviving entity) to receive an amount equal to the liquidation preference plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of the final distribution to such holder.
The terms of the Series B Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.
During the year ended December 31, 2014, the Company accrued $0.8 million in dividends on its Series B Preferred Stock. The Company also recognized a deemed dividend of $26.7 million, which included 56.9% of the accrued and unpaid dividends on the shares of Series A Preferred Stock that were exchanged in connection with the issuance of the Series B Preferred Stock. This deemed dividend represents the difference between redemption value of the Series B Preferred Stock (based on the if-converted price) and the amount of the proceeds that were allocated to the Series B Preferred Stock excluding the embedded derivative. The Series B Preferred Stock can be settled in cash in certain situations; therefore, the Company elected to accrete the Series B Preferred Stock up to the redemption value on the date of issuance. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders. During the first quarter of 2015 to reflect dividends accrued through December 31, 2014, the liquidation preference of the Series B Preferred Stock was increased by $2.8 million, which included 56.9% of the accrued and unpaid dividends on the exchanged shares of Series A Preferred Stock. Since the quarterly dividend was not paid in cash on the dividend payment date, the 12.5% dividend rate took effect.
Series C Preferred Stock. On December 19, 2014, the Company issued 4,400,000 of Series C Preferred Stock to affiliates of Luxor. If paid in cash, dividends on shares of Series C Preferred Stock will accrue quarterly at 7.00% per annum of the liquidation preference. To the extent a quarterly dividend is not paid in cash on the applicable dividend payment date, then such dividend not paid in cash for such period will accrue at 8.00% per annum of the liquidation preference.
The initial liquidation preference of shares of Series C Preferred Stock was $25.00 per share. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date.
The shares of Series C Preferred Stock are convertible, at the option of the holders of the Series C Preferred Stock, into shares of Class A common stock, at $13.00, which conversion price is subject to anti-dilution adjustments upon the occurrence of certain events and transactions. If both the one-day VWAP and the daily closing price of Class A common stock for the prior 30 consecutive trading days exceeds $50.66 and at least $10.0 million of Class A common stock is traded each day for 30 consecutive days at any time after the first two years from the issuance date of the Series C Preferred Stock, then the Company may require the holders to convert the Series C Preferred Stock into shares of Class A common stock at the same price as set forth above.
The following limitations on the ownership of Class A common stock, which will be adjusted as appropriate for share splits, share dividends, combinations, recapitalizations and the like and taking into account the number of shares of Class A common stock resulting from such conversion, are contained in the certificate of designation related to the Series C Preferred Stock.
At any time when a holder of Series C Preferred Stock then beneficially owns 9.9% or less, but greater than 4.9%, of the shares of Class A common stock outstanding, in no event will such holder be allowed to accept shares of Class A common stock issuable upon conversion of Series C Preferred Stock that, when taken together with the shares of Class A common stock otherwise beneficially owned, collectively exceeds 9.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock. This ownership limitation can be waived by any holder of Series C Preferred Stock on 65 days prior written notice to the Company.
At any time when a holder of Series C Preferred Stock then beneficially owns 4.9% or less of the shares of Class A common stock outstanding, in no event will such holder be allowed to accept shares of Class A common stock obtained upon conversion of Series C Preferred Stock that, when taken together with the shares of Class A common stock otherwise held, collectively exceeds 4.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock. This ownership limitation can be waived by any holder of Series C Preferred Stock on 65 days prior written notice to the Company.

RCS Capital Corporation and Subsidiaries
December 31, 2014

In no event will a holder of Series C Preferred Stock be allowed to accept shares of Class A common stock issuable upon conversion of Series C Preferred Stock that that would result in that holder owning an aggregate number of shares of Class A common stock, when taken together with any other shares of Class A common stock then held by such holder and persons aggregated with such holder under the rules of the FINRA, in excess of 24.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock, unless such ownership of shares of Class A common stock in excess of 24.9% is duly approved in advance by FINRA.
The ownership limitations described above are identical to the limitations contained in the indenture governing the convertible notes and the put/call agreement governing Luxor’s right to exchange its membership interest in RCS Capital Management for shares of Class A common stock.
Starting on December 12, 2022, the Company will have a right to redeem, and holders of shares of Series C Preferred Stock will have a right to cause the Company to redeem, all or a part of the outstanding shares of Series C Preferred Stock for cash at a redemption price equal to the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption. If any redemption by the Company would result in less than $35.0 million in aggregate liquidation preference of Series C Preferred Stock remaining outstanding, then the Company will be required to redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock.
The shares of Series C Preferred Stock are also redeemable in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which the Company is not the surviving entity.
The Series C Preferred Stock ranks pari passu with the Series B Preferred Stock.
In the event of (A) a dissolution or winding up of our company, whether voluntary or involuntary, (B) a consolidation or merger of the Company with and into one or more entities which are not our affiliates which results in a change of control, or (C) a sale or transfer of all or substantially all the Company’s assets other than to an affiliate of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of equity securities junior to the Series C Preferred Stock, the holders of shares of Series C Preferred Stock are entitled (subject to the redemption rights of such holders in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which our company is not the surviving entity) to receive an amount equal to the greater of: (i) the liquidation preference plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of the final distribution to such holder; and (ii) an amount per share of Series C Preferred Stock equal to the amount or consideration which would have been payable had each share of Series C Preferred Stock been converted into shares of Class A common stock.
The terms of the Series C Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.
During the year ended December 31, 2014, the Company accrued $0.4 million in dividends on its Series C Preferred Stock. The Company also recognized a deemed dividend of $42.8 million, which includes 43.1% of the accrued and unpaid dividends on the shares of Series A Preferred Stock exchanged in connection with the issuance of the Series C Preferred Stock. This deemed dividend represents the difference between the redemption value of the Series C Preferred Stock (based on the if-converted price) and the amount of the proceeds that were allocated to the Series C Preferred Stock excluding the embedded derivative. The Series C Preferred Stock can be settled in cash in certain situations; therefore, the Company elected to accrete the Series C Preferred Stock up to the redemption value on the date of issuance. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders. During the first quarter of 2015 to reflect dividends accrued through December 31, 2014, the liquidation preference of the Series C Preferred Stock was increased by $1.9 million, which included 43.1% of the accrued and unpaid dividends on exchanged shares of Series A Preferred Stock. Since the quarterly dividend was not paid in cash on the dividend payment date, the 8% dividend rate took effect.
12. Stockholders’ Equity
As of December 31, 2014, the Company had the following classes of common stock and non-controlling interests:
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

After giving effect to the Exchange, as of February 11, 2014, RCAP Holdings held 24,051,499 shares of Class A common stock and one share of Class B common stock.
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
During 2014, the Class A common stock issued as consideration in connection with the acquisitions of Summit, J.P. Turner, First Allied, ICH, Trupoly, and StratCap was 498,884 shares, 239,362 shares, 11,264,929 shares, 2,027,966 shares (2,029,261 shares issued on July 11, 2014, of which 1,295 shares were subsequently canceled on October 6, 2014 as an adjustment to the final consideration), 33,652 shares and 464,317 shares, respectively. In March 2015, the Company amended its agreement with J.P. Turner to settle the remaining contingent and deferred consideration for the J.P. Turner acquisition and issued 245,813 shares of Class A common stock. See Note 2 for more information.
During the year ended December 31, 2014, the Company granted 2,624,027 shares, net of forfeited and retired grants, of its Class A common stock in the form of restricted stock awards under the RCAP Equity Plan and upon exchange of the Earned LTIP Units. See Notes 1 and 13 for more information.
On September 30, 2014, the Company issued 723,234 shares of its Class A common stock and 241,078 warrants to purchase shares of Class A common stock under the 2014 Stock Purchase Program. On December 31, 2014, the Company issued 468,762 shares of its Class A common stock and 156,254 warrants to purchase shares of Class A common stock under the 2014 Stock Purchase Program. See Note 13 for more information.
On December 10, 2014, December 19, 2014 and February 23, 2015, the Company issued 1,511,004 shares, 1,852,575 shares and 2,042,022 shares, respectively, of its Class A common stock pursuant to the conversion of a portion of the Company’s outstanding Series A Preferred Stock. See Note 11 for more information.
In addition to 287,502 issued under the RCAP Equity Plan, the Company issued 23,445 shares of its Class A common stock in a private placement pursuant to the exchange of the Company’s outstanding Earned LTIP Units on December 31, 2014. See Notes 1 and 13 for more information.
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
On June 17, 2014, the Company’s Board of Directors authorized and the Company declared a cash dividend for the quarter ended June 30, 2014 for its Class A common stock. The cash dividend was paid on July 10, 2014 to record holders of Class A common stock at the close of business on June 30, 2014 in an amount equal to $0.18 per share, consistent with the cash dividend declared and paid with respect to the first quarter of 2014. At the present time, the Company does not expect to pay quarterly dividends on Class A common stock (including Class A common stock issued pursuant to restricted stock awards) or on Series B Preferred Stock and Series C Preferred Stock in the near term, as the Company’s ability to pay cash dividends is restricted due to negative covenants in the Bank Facilities. See Note 9 for more information.
Class B common stock. As of December 31, 2014, RCAP Holdings owns the sole outstanding share of Class B common stock, which entitles it to one vote more than 50% of the voting rights of the Company, and thereby controls the Company. Class B common stockholders have no economic rights (including no rights to dividends and distributions upon liquidation).
LTIP Units. On April 28, 2014, the OPP was amended which resulted in RCS Capital Management earning 310,947 Earned LTIP Units and forfeiting 1,014,053 RCS Holdings LTIP Units. Immediately prior to the acquisition by Luxor of an interest in RCS Capital Management on April 29, 2014, RCS Capital Management distributed its 310,947 Earned LTIP Units to its then current members, each of whom is also a member of RCS Holdings. Prior to December 31, 2014, the interests of the RCS Holdings LTIP Units were included in non-controlling interests.
On December 31, 2014, the Company, RCS Capital Management, and RCS Holdings, entered into a series of agreements providing that all the Earned LTIP Units became fully vested on December 31, 2014 and were converted and exchanged for 310,947 shares of Class A common stock. As a result, no RCS Holdings LTIP Units were outstanding as of December 31, 2014, thus eliminating the non-controlling interest in RCS Holdings related to the existence of the RCS Holdings LTIP Units. See Note 1 for more information.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Docupace non-controlling interest. The non-controlling shareholder of Docupace participates equally with the Company in the economic benefits of the post combination entity. Accordingly, the Company included the appropriate portion of Docupace’s net assets and operating loss that it does not own in non-controlling interests on the consolidated statement of financial condition and the consolidated statements of income, respectively. See Note 2 for more information.
Subsidiary dividends. Cash dividends paid to the Company by its consolidated subsidiaries were $102.5 million and $4.9 million for the year ended December 31, 2014 and 2013, respectively. There were no dividends paid to the Company by its consolidated subsidiaries for the year ended December 31, 2012.
13. Equity-Based Compensation
RCAP Equity Plan
The RCAP Equity Plan provides for the grant of stock options, stock appreciation rights, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include grants of shares of Class A common stock in payment of the amounts due under a plan or arrangement sponsored or maintained by the Company or an affiliate) to individuals who are, as of the date of grant, non-executive directors, officers and other employees of the Company or its affiliates, to certain advisors or consultants of the Company or any of its affiliates who are providing services to the Company or the affiliate, or, subject the Services Agreement (as defined below) remaining in effect on the date of grant, to RCS Capital Management, an entity under common control with RCAP Holdings, and individuals who are, as of the date of grant, employees, officers or directors of RCS Capital Management or one of its affiliates. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan was initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be granted pursuant to awards under the equity plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a diluted basis) at any time following such increase (subject to the registration of the increased number of available shares). Pursuant to Registration Statements on Form S-8 filed on February 19, 2014 and January 9, 2015, a total of 6,980,124 shares of Class A common stock may be granted pursuant to awards under the RCAP Equity Plan. As of December 31, 2014 and March 6, 2015, 2,624,027 and 3,421,815 shares of Class A common stock, respectively, had been granted pursuant to awards under the RCAP Equity Plan, net of forfeited and retired grants. Subject to the filing of a registration statement on Form S-8, approximately 2,289,058 additional shares could become available for grant under the RCAP Equity Plan as of March 6, 2015.
The following table details the restricted shares activity during the year ended December 31, 2014:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2013	—	$—	$—	—
Granted(1)	2,368,203	34.71	82,200	3.82
Less: vested(2)	59,812	27.73	1,659	N/A
Less: forfeited	26,086	38.10	994	N/A
Less: retired	5,592	30.73	172	N/A
Nonvested, December 31, 2014	2,276,713	$34.86	$79,375	3.09
_____________________
(1) Does not include 287,502 shares of Class A common stock issued to individual members of RCS Capital Management that were issued as awards under the RCAP Equity Plan on December 31, 2014 following conversion and exchange of Earned LTIP units.
(2) The shares that vested during the year ended December 31, 2014 had an aggregate fair market value of $1.6 million on the vesting dates.
During the year ended December 31, 2014, the Company recorded $16.4 million of stock-based compensation expenses pursuant to the RCAP Equity Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of income. The Company did not incur expenses pursuant to the RCAP Equity Plan during the years ended December 31, 2013 and 2012. The tax benefit generated by the RCAP Equity Plan during the year ended December 31, 2014 was $4.6 million.

RCS Capital Corporation and Subsidiaries
December 31, 2014

During the year ended December 31, 2014, the Company granted 171,567 restricted stock awards, net of forfeited and retired awards, to certain employees of related parties under the RCAP Equity Plan with a weighted average grant date fair value of $36.72. During the year ended December 31, 2014, 3,038 shares granted to employees of related parties vested. The Company recognized the entire charge of $6.4 million for these restricted stock awards immediately in retained earnings as a dividend with an offset to additional paid-in capital. The restricted stock awards have rights to non-forfeitable dividends for which the Company recognized $0.1 million derived from the grants to employees of related parties for the year ended December 31, 2014.
Restricted Stock Awards Granted by an Entity that was Previously a Related Party
An entity that was previously a related party also granted restricted stock awards (of the related party’s stock) to certain employees of the Company for services provided by Company employees on behalf of such related party. The Company re-measures the fair value of the awards at each reporting date based on such entity’s stock price, at which time the amortization of the award is adjusted. During the year ended December 31, 2014, the Company recorded $3.1 million of stock-based compensation expenses derived from these grants which is included in internal commissions, payroll and benefits expense in the consolidated statements of income. The Company did not have any stock-based compensation during the years ended December 31, 2013 and 2012. The tax benefit generated by these grants during the year ended December 31, 2014 was $0.9 million.
The following table details the restricted shares activity related to restricted stock awards of an entity that was previously a related party granted to RCAP employees during the year ended December 31, 2014:

	Shares of Restricted Common Stock of a Related Party	Weighted-Average Fair Value Per Share	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2013	—	$—	$—	—
Granted	512,430	10.39	5,324	4.05
Less: vested	143,805	13.83	1,989	N/A
Less: forfeited	—	—	—	N/A
Nonvested, December 31, 2014	368,625	$9.05	$3,335	2.83
FA RSU Plan
439,356 restricted units were issued to certain employees under the FA RSU Plan to provide for the grant of phantom stock in connection with the acquisition of First Allied by RCAP Holdings. Pursuant to the terms of the FA RSU Plan, phantom stock vests equally on each of the first three anniversaries of the acquisition of First Allied by RCAP Holdings, which occurred on September 25, 2013. The first tranche of restricted units that vested on September 25, 2014 had a non-fluctuating value of $20.00 per unit and were settled by a $2.8 million payment made by the Company in cash in October 2014. The restricted units of the second and third tranches each represent one phantom share of Class A common stock and can be settled in either shares of the Class A common stock or a then equivalent amount of cash, at the Company’s option. As of December 31, 2014, there were 211,498 nonvested units outstanding.
The FA RSU Plan is being accounted for on the liability method with the first tranche expensed ratably over the first vesting period. The second and third tranche will be expensed over the second and third vesting periods, respectively, based on the current fair market value of the Class A common stock. During the year ended December 31, 2014 and the period September 25, 2013 through December 31, 2013, the Company recorded $3.9 million and $0.7 million, respectively, of stock-based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of income. The Company did not incur expenses pursuant to the FA RSU Plan during the year ended December 31, 2012. As of December 31, 2014, the weighted-average vesting period remaining for the restricted units granted under the FA RSU Plan is 1.75 years. The tax benefits generated by the FA RSU plan during the years ended December 31, 2014 and 2013 were $1.1 million and $0.01 million, respectively.

RCS Capital Corporation and Subsidiaries
December 31, 2014

2014 Stock Purchase Program
Select employees, financial advisors and executive officers of the Company and its affiliates and of certain subsidiaries of the Company were eligible to participate in the 2014 Stock Purchase Program (the “Program”). Subject to the terms and conditions of the Program, eligible individuals had the opportunity on specified dates in 2014 to elect to purchase shares of Class A common stock and were automatically granted one warrant to purchase one share of Class A common stock for each three shares purchased. Each warrant granted gave the holder the right to purchase one additional share of Class A common stock at an exercise price equal to the purchase price per share purchased under the Program, and will vest and become exercisable, subject to continuous service from the grant date to the three-year anniversary of the grant. Such warrants may be exercised by the holder until the earliest of the 30th day following the date the holder’s service is terminated for any reason other than for cause and the 10-year anniversary of the issuance. Upon a termination of service for any reason, all outstanding nonvested warrants held by a warrant holder will expire and terminate immediately. Upon a termination of service for cause, all outstanding warrants, vested or nonvested, held by a warrant holder will expire and terminate immediately. The Program was not intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and any warrants granted under the Program were not intended to qualify as “incentive stock options” under Section 422 of the Code.
On September 30, 2014, 723,234 shares of Class A common stock were purchased at a price of $22.52 per share and 241,078 warrants were granted under the Program. On December 31, 2014, 468,762 shares of Class A common stock were purchased at a price of $12.24 per share and 156,254 warrants were granted under the Program.
The following table presents the details for the inputs and valuations of the warrants using a Black-Scholes option pricing model:

Date of Issuance	Valuation Date	Exercise Price	Fair Value	Volatility(1)	Risk-Free Rate of Interest	Dividend Yield	Time to Expiration (years)(2)
September 30, 2014	September 30, 2014	$22.52	$7.88	30.00%	2.23%	—%	6.50
September 30, 2014	December 31, 2014	$22.52	$1.75	30.00%	1.95%	—%	6.25
December 31, 2014	December 31, 2014	$12.24	$4.20	30.00%	1.95%	—%	6.50
_____________________
(1) Volatility was based on the historical and implied volatility of a peer group of companies.
(2) Time to expiration was calculated using the simplified method to estimate the expected term assumption for “plain vanilla” options.
The following table details the warrant activity during the year ended December 31, 2014:

	Warrants	Weighted-Average Fair Value	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2013	—	$—	$—	—
Issued	397,332	3.44	1,367	3.00
Less: vested	—	—	—	N/A
Less: forfeited	1,915	7.88	15	N/A
Nonvested, December 31, 2014	395,417	$3.42	$1,352	2.85
Warrants issued to employees of the Company are expensed over the three-year vesting period using the grant date fair value as calculated by the Black-Scholes option pricing model. Warrants issued to individuals that are not deemed employees of the Company are expensed over the three-year vesting period using the fair value on the reporting date as calculated by the Black-Scholes option pricing model. The expenses recognized for the year ended December 31, 2014 included in internal commissions, payroll and benefits in the consolidated statements of income were immaterial. The Company did not incur expenses pursuant to the 2014 Stock Purchase Program during the years ended December 31, 2013 and 2012. The tax benefit generated by the warrants during the year ended December 31, 2014 was $0.02 million.
14. Income Taxes
During the year ended December 31, 2012, Realty Capital Securities was the only one of the Company’s operating subsidiaries that was in operation. As a limited liability company it was not subject to income taxes, accordingly, Realty Capital Securities did not record income tax expense (benefit).

RCS Capital Corporation and Subsidiaries
December 31, 2014

The components of income tax expense/(benefit) included in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax expense
U.S. federal	$(1,630)	$1,630	$—
State and local	(196)	677	—
Total current income tax expense	(1,826)	2,307	—

Deferred income tax benefit
U.S. federal	(33,351)	(390)	—
State and local	(11,308)	(74)	—
Total deferred income tax benefit	(44,659)	(464)	—
Total income tax expense	$(46,485)	$1,843	$—
The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.00%	35.00%	—%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	4.82%	0.39%	—%
Fair value adjustments on derivatives	(10.10)%	—%
Transaction costs	(1.92)%	—%	—%
Non-controlling interests	1.81%	(33.63)%	—%
Other	(1.63)%	0.09%	—%
Effective income tax rate	27.98%	1.85%	—%
As the Company was in a pre-tax income position in 2013 and a pre-tax loss position in 2014, the effective income tax rate for 2013 represents a tax expense and the effective income tax rate for 2014 represents a tax benefit.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Deferred income tax expense (benefits) result from differences between assets and liabilities measured for financial reporting purposes versus income tax return purposes. Deferred income tax assets are recognized if, in the Company’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, the Company records a valuation allowance. The components of the deferred income taxes as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforward	46,551	$1
Deferred compensation	26,916	21
Accrued liabilities and reserves	15,971	104
Stock-based compensation	9,763	6,717
Amortization	5,011	—
Deferred revenue	3,443	1,815
Other	1,268	840
Gross deferred tax assets	$108,923	$9,498
Valuation allowance	(256)	—
Deferred tax assets, net of valuation allowance	108,667	9,498

Deferred tax liabilities
Intangible assets	372,947	$33,013
Convertible notes basis	1,922	—
Fixed assets	—	52
Total deferred tax liabilities	$374,869	$33,065

Net deferred tax liability	$266,202	$23,567
The Company believes that, as of December 31, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of December 31, 2014.
As of December 31, 2014, the Company had US federal net operating loss carryforwards of $111.9 million, which begin to expire in 2023. As of December 31, 2014, the Company had an income tax receivable of $40.4 million.
The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is open to audit under the statute of limitations by the Internal Revenue Service for 2013. The Company or its subsidiaries’ federal and state income tax returns are open to audit under the statute of limitations for 2011 to 2013.
15. Earnings Per Share
The Company computes earnings per share using the two-class method which requires that all earnings be allocated to each class of common stock and any participating securities. LTIP Units, nonvested restricted shares of Class A common stock, shares issuable under the second and third tranches of the FA RSU Plan, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, each of which contains non-forfeitable rights to dividends, are considered participating securities. Other potentially dilutive common shares including incremental restricted shares and warrants as calculated under the treasury stock method, shares issuable under the terms of Luxor’s put option under the put/call agreement as calculated under the if-converted method, shares issuable under the terms of the convertible notes, Series A Preferred Stock and Series C Preferred Stock as calculated under the if-converted method and shares contingently issuable as consideration for the certain recent acquisitions are considered when calculating diluted EPS. Basic and diluted earnings per share for the year ended December 31, 2014 were calculated assuming that the 11,264,929 shares issued on June 30, 2014 in connection with the closing of the First Allied acquisition were outstanding for the entire period. Basic and diluted earnings per share for the year ended December 31, 2013 were calculated assuming that the 2,500,000 shares issued on June 10, 2013 in connection to the IPO were outstanding for the entire period and the 11,264,929 shares issued on June 30, 2014 in connection to the closing of the First Allied acquisition were outstanding beginning on September 25, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following tables present the calculation of basic and diluted earnings per share for the year ended December 31, 2014 and 2013 (in thousands, except share and per share data):

	Year Ended December 31, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net loss attributable to Class A common stockholders (1)	$(275,686)	49,765,160	$(5.540)
Allocation of earnings to participating securities:
Allocation of earnings to nonvested RSU holders	(467)	—	(0.009)
Basic and diluted earnings:
Net loss attributable to Class A common stockholders	$(276,153)	49,765,160	$(5.549)
_____________________
(1) Included in net loss attributable to common stock is a net deemed dividend of $68.5 million and dividends of $8.0 million declared to Series A Preferred Stock shareholders, a deemed dividend of $26.7 million and dividends of $0.8 million declared to Series B Preferred Stock shareholders and a deemed dividend of $42.8 million and dividends of $0.4 million declared to Series C Preferred Stock shareholders. See Note 11 for more information.
(2) 2,042,022 shares of Class A common stock issued on February 23, 2015 pursuant to the submission for conversion of Series A preferred stock on December 12, 2014 are included in the weighted average shares outstanding assuming issuance on the date of submission for conversion. See Note 11 for more information.

	Year Ended December 31, 2013
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Net income attributable to the Company	2,266	7,885,186	0.287
Allocation of earnings to participating securities:
Allocation of earnings to FA RSU holders	(19)	—	(0.002)
Basic earnings:
Net income attributable to Class A common stockholders	$2,247	7,885,186	$0.285
Effect of dilutive securities:
Shares issuable to FA RSU holders	19	140,022	(0.003)
Diluted earnings:
Net income attributable to Class A common stockholders	$2,266	8,025,208	$0.282
For the year ended December 31, 2014, the Company excluded the LTIP Units, incremental restricted shares, shares issuable under the terms of the convertible notes and Luxor’s put option, the Series A Preferred Stock and Series C Preferred Stock, shares issuable under the second and third tranches of the FA RSU plan, shares contingently issuable as consideration for certain recent acquisitions and outstanding warrants issued under the 2014 Stock Purchase Program from the calculation of diluted earnings per share as the effect was antidilutive. For the year ended December 31, 2013 the Company excluded shares of Class B common stock from the calculation of diluted earnings per share as the effect was antidilutive.
As of December 31, 2013, there were 3,975,000 LTIP Units of the Original Operating Subsidiaries outstanding under the OPP. See Note 19, “Amended and Restated 2013 Manager Multi-Year Outperformance Agreement.” There were no distributions paid to the LTIP Unit holders during 2013.
In addition, as of December 31, 2013, the Company did not meet (a) the threshold of total return to shareholders as measured against a peer group of companies, (b) nor did the LTIP Units capital account achieve economic equivalence with the capital balance of Class A Units of the Original Operating Subsidiaries, at the end of the reporting period; therefore, the LTIP Units are excluded from the diluted earnings per share computation.

RCS Capital Corporation and Subsidiaries
December 31, 2014

16. Off-Balance Sheet Risk and Concentrations
The Company is engaged in various trading, brokerage activities and capital raising with counterparties primarily including broker-dealers, banks, direct investment programs and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty. It is the Company’s policy to review, as necessary, the credit standing of each counterparty. As of December 31, 2014, the Company had 34% of reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in two related party entities, and 51% of the total wholesale commissions and dealer manager fees receivable concentrated in one non-related party. As of December 31, 2013, the Company had 63% of the reimbursable expenses, investment banking fees, services fees and transfer agent fees receivable concentrated in one related party REIT, and 93% of the total commissions and dealer manager fees receivable concentrated in three related party REITs.
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
In the event a customer or broker fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer’s obligations. The Company seeks to control the risk associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or reduce positions, when necessary.
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
17. Commitments and Contingencies
Leases — The Company leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $8.8 million, $1.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table shows the future annual minimum rental payments due (in thousands):

Year Ended December 31,
2015	$10,900
2016	10,186
2017	9,181
2018	7,917
2019	6,651
Thereafter	24,353
Total	$69,188

RCS Capital Corporation and Subsidiaries
December 31, 2014

Service contracts — The Company has contracted with third parties to perform back-office processing services. The following table shows the future annual minimum payments due (in thousands):

Year Ended December 31,
2015	$9,897
2016	9,253
2017	7,242
2018	6,567
2019	6,567
Thereafter	3,978
Total	$43,504
Lines of credit — As of December 31, 2014, the Company had three lines of credit. The first line of credit pursuant to the Bank Facilities is for $25.0 million with no maturity date and was unfunded as of December 31, 2014. The second line of credit, which was acquired in the Cetera acquisition, is for $50.0 million with no maturity date and was unfunded as of December 31, 2014. The third line of credit, which was acquired in the ICH acquisition, is for $1.0 million with no maturity date and was unfunded as of December 31, 2014.
Private equity commitment — As of December 31, 2014, the Company had a commitment to invest up to $0.01 million in private equity funds.
Acquisition commitments — In addition to the contingent and deferred consideration related to commitments discussed in Note 2, as of December 31, 2014, the Company had commitments to distribute cash and issue Class A common stock pursuant to agreements entered into for pending acquisitions. The following table shows the future annual acquisition commitments (in thousands):

	Year Ended December 31,
	Cash	Class A Common Stock
2015	$46,050	$38,910
2016	—	2,440
2017	5,000	5,000
Total	$51,050	$46,350
Legal proceedings related to business operations — The Company and its subsidiaries are involved in legal proceedings from time to time arising out of their business operations and other matters, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot estimate what the possible loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, directors and officers, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. As of December 31, 2014, the Company recorded legal reserves related to several matters of $4.6 million in other liabilities in the consolidated statement of financial condition.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of income. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
There are several cases that are “reasonably possible” but for which we cannot provide a reasonable estimate. These generally are arbitrations or other matters brought against various broker-dealers now owned by the Company.

RCS Capital Corporation and Subsidiaries
December 31, 2014

ARCP Litigation
On September 30, 2014, the Company entered into a definitive agreement to acquire Cole Capital Partners LLC and Cole Capital Advisors, Inc. (“Cole Capital “) from ARC Properties Operating Partnership, L.P. (“ARCP OP”), a subsidiary and the operating partnership of ARCP for $700.0 million plus contingent consideration. Cole Capital is the private capital management business of ARCP, which includes a broker-dealer, wholesale distribution, and a non-traded REIT sponsor and advisory businesses.
The definitive agreement provided that the acquisition of Cole Capital would be consummated in two closings.
At the first closing (the “First Closing”) on October 22, 2014, subsidiaries of the Company entered into interim sub-advisory arrangements with the current advisors (which are subsidiaries of ARCP) of the five non-traded REITs sponsored and advised by Cole Capital.
In addition, Realty Capital Securities entered into wholesaling agreements whereby a subsidiary of Cole Capital engaged Realty Capital Securities as its distribution agent for the three non-traded REITs for which it then served as “dealer-manager.” Realty Capital Securities was entitled to receive a sourcing fee on sales through dealers it sourced.
The Company paid a portion of the purchase price equal to $10.0 million at the First Closing.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. ARCP reported that this conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer, who is a member of RCAP Holdings and AR Capital, LLC, and served as the Company’s chief financial officer until December 2013. This individual also served as a member of the board of directors of the Company until July 2014 and had also served as an executive and director of non-traded REITs sponsored by AR Capital, LLC. This individual does not have a role in the management of the Company’s business. Although ARCP was previously sponsored by an entity under common control with RCAP Holdings and was advised by such entity until January 2014, ARCP is a separate company that is no longer sponsored or advised by an entity under common control with RCAP Holdings.
On November 3, 2014, the Company announced that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from ARCP OP. Also on November 3, 2014, ARCP issued a press release asserting that, in its view, the Company had no basis to terminate the agreement and that the Company’s termination of the agreement was itself breach of the agreement. On November 11, 2014, ARCP filed suit for specific performance, injunctive relief and other relief against the Company in the Court of Chancery of the State of Delaware, (the “ARCP Action”) and, on November 12, 2014, ARCP issued a press release asserting that the Company’s termination of the agreement constituted a breach of contract.
On December 4, 2014, the Company entered into a binding term sheet with ARCP to settle the ARCP Action. Pursuant to the terms of the settlement, the Company paid ARCP a negotiated break-up fee consisting of a cash payment of $32.7 million and a $15.3 million, two-year promissory note bearing interest at a rate of 8% per annum, and ARCP dismissed with prejudice its lawsuit against the Company and, accordingly, the acquisition of Cole Capital did not proceed. The promissory note is recorded in long-term debt on the consolidated statements of financial condition, and the principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. The Company and ARCP also agreed, among other things, that ARCP would keep the $10.0 million payment delivered by RCS Capital in connection with the First Closing and the Company would release ARCP from its obligation to pay $2.0 million in respect of structuring services provided by Realty Capital Securities in connection with ARCP’s May 2014 equity offering. As part of the binding term sheet, we agreed with ARCP to work together in good faith to terminate any remaining transactions, and this process is ongoing.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
On May 27, 2014, the parties to the consolidated action entered into a Memorandum of Understanding setting forth their agreement in principle to settle the consolidated action and, on September 15, 2014, the parties signed a stipulation of settlement and the Company recorded a provision, for its portion of the negotiated attorney’s fees payment. The same day, plaintiffs filed a motion seeking preliminary approval of the settlement and, on October 6, 2014, the Court entered the preliminary approval order. The Final Judgment and Order of Dismissal were issued by the Court on January 9, 2015.
American Realty Capital Healthcare Trust Litigation
In connection with the proposed acquisition by Ventas, Inc. (“Ventas”) of all the outstanding stock of American Realty Capital Healthcare Trust, Inc. (“ARCH”), purported shareholders of ARCH have filed multiple class action lawsuits in the Circuit Court for Baltimore City, Maryland and other jurisdictions. Two of these actions named Realty Capital Securities among others, as a defendant. The actions are: Shine v. American Realty Capital Healthcare Trust, Inc. et al filed June 13, 2014 and Abbassi, et al. v. American Realty Capital Healthcare Trust, Inc. et al. filed July 9, 2014. The actions also assert derivative claims on behalf of ARCH against Realty Capital Securities. On October 10, 2014, lead plaintiffs in the Maryland state court action filed a “Consolidated Amended Derivative and Direct Class Action Complaint,” asserting direct and derivative claims of aiding and abetting a breach of fiduciary duty against multiple defendants, including Realty Capital Securities, arising from their roles providing services to ARCH in connection with the proposed acquisition of ARCH by Ventas and seek (i) to enjoin the proposed acquisition and (ii) recover damages if the proposed acquisition is completed. A similar shareholder action, Rosenzweig v. American Realty Capital Healthcare Trust, Inc. et al, 1:14-cv-02019-GLR, was filed in federal court for the District of Maryland.
On January 2, 2015 and January 5, 2015, the parties to the consolidated state court action and the Rosenzweig action executed separate memoranda of understanding regarding settlement of all claims asserted on behalf of each alleged class of ARCH stockholders in each case. In connection with the settlement contemplated by that memoranda of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. Pursuant to the executed memoranda of understanding, ARCH made certain additional disclosures related to the Ventas transaction. The memoranda of understanding further contemplate that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, upon the conclusion of confirmatory discovery and court approval following notice to ARCH’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
The Company believes that such lawsuits are without merit, but the ultimate outcome of the matter cannot be predicted with certainty. Neither the outcome of the lawsuits nor an estimate of a probable loss or any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2014. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. All defendants have stated in court filings that they believe that the claims are without merit and are defending against them vigorously.

RCS Capital Corporation and Subsidiaries
December 31, 2014

RCAP Shareholder Class Action Litigation
On or about December 29, 2014, a securities law class action lawsuit was filed in federal court in the Southern District of New York (Weston v. RCS Capital Corporation et al, 14 CV 10136) against the Company and certain former or current officers and directors of the Company. The lawsuit asserts the Company and the individual defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements pertaining to the Company’s financial position and future business and acquisition prospects. Specifically, plaintiffs allege that defendants made false and/or misleading statements and/or failed to disclose that: (i) the financial statements of ARCP were material false and misleading as a result of accounting irregularities that were disclosed by ARCP on October 29, 2014; (ii) the Company’s announced acquisition of Cole Capital Partners LLC and Cole Capital Advisors was at serious risk due to the accounting issues at ARCP; and (iii) the Company’s revenue stream from its relationship with ARCP was in jeopardy as a result of the accounting issues at ARCP announced on October 1, 2014. There have not been any other material court filings involving the Company or Realty Capital Securities, LLC.
The Company believes the Weston complaint is without merit and intends to vigorously defend itself against its allegations.
ARCP Shareholder Class Action Litigation
The Company was named as a defendant in a consolidated federal securities law class action (Teachers Insurance and Annuity Association of America, et al. v. American Realty Capital Properties, Inc. et al, Civ. A. 15-cv-00421) filed in federal court in New York on January 21, 2015 brought on behalf of all persons who purchased or otherwise acquired securities of ARCP between May 6, 2013 and October 29, 2014, including ARCP common stock, preferred stock and debt securities. The lawsuit’s claims, premised on Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, allege generally that defendants issued or assisted in the issuance of false and misleading statements to the investing public, including in registration statements, prospectuses, proxies and other public statements and press releases, concerning ARCP’s financial results as part of a scheme to artificially inflate the value of ARCP’s securities.
More specifically, the complaint alleges that the Company is a “control person” of ARCP under the securities laws and thus plaintiffs seek to hold the Company responsible for the alleged misstatements of ARCP and its officers and directors. The Company is also alleged to be a “structuring advisor” to ARCP. Realty Capital Securities, LLC, a subsidiary of the Company is named as a defendant based on its role as a co-manager of ARCP’s July 2013 convertible notes offering.
There have not been any other material court filings involving the Company or Realty Capital Securities, LLC.
The Company believes the Teachers complaint is without merit and intends to vigorously defend itself against the allegations contained in the complaint.
Massachusetts Securities Division Subpoenas
On November 7, 2014 and December 19, 2014, Realty Capital Securities received subpoenas from the Massachusetts Secretary of the Commonwealth, Securities Division (the “Division”), requiring the production of certain documents and other materials, dated from January 1, 2014 to the present, relating to sales by Realty Capital Securities of certain non-traded REITs and similar products sponsored, co-sponsored or advised by AR Capital, LLC and the organizational structure of Realty Capital Securities. Realty Capital Securities has complied with the subpoenas.
On December 19, 2014, the Company received a subpoena from the Massachusetts Secretary of the Commonwealth, Securities Division (the “Division”), requiring the production of certain documents and other materials, dated from January 1, 2014 to the present, relating the Company’s organizational structure. The Company has complied with the subpoena.
18. Net Capital Requirements
The Company’s broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of the aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of the Company’s broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of minimum net capital of the greater of $250,000 or 2% of aggregate debit items. The table below provides the net capital requirements for each of the Company’s broker-dealers as of December 31, 2014 and the net capital requirements for those broker-dealers which were either under the control of the Company or under common control as of December 31, 2013 (in thousands, except ratios and percentages).

RCS Capital Corporation and Subsidiaries
December 31, 2014

	December 31, 2014	December 31, 2013
Realty Capital Securities:
Net capital	$18,770	$25,627
Required net capital	1,174	1,294
Net capital in excess of required net capital	$17,596	$24,333
Aggregate indebtedness to net capital ratio	0.94 to 1	0.76 to 1
First Allied Securities, Inc. (alternative method):
Net capital	$3,431	$4,777
Required net capital	250	250
Net capital in excess of required net capital	$3,181	$4,527
Net capital as a percentage of aggregate debit items evaluation	in compliance(1)	in compliance(1)
Legend Equities Corporation:
Net capital	$2,067	$2,684
Required net capital	187	224
Net capital in excess of required net capital	$1,880	$2,460
Aggregate indebtedness to net capital ratio	1.36 to 1	1.25 to 1
Cetera Advisor Networks LLC (alternative method)(2):
Net capital	$13,785
Required net capital	250
Net capital in excess of required net capital	$13,535
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Advisors LLC (alternative method)(2):
Net capital	$9,294
Required net capital	250
Net capital in excess of required net capital	$9,044
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Financial Specialists LLC (alternative method)(2):
Net capital	$5,018
Required net capital	250
Net capital in excess of required net capital	$4,768
Net capital as a percentage of aggregate debit items	in compliance(1)
Cetera Investment Services LLC (alternative method)(2):
Net capital	$17,190
Required net capital	250
Net capital in excess of required net capital	$16,940
Net capital as a percentage of aggregate debit items	192%
Hatteras Capital Distributors, LLC(2):
Net capital	$2,145
Required net capital	5
Net capital in excess of required net capital	$2,140
Aggregate indebtedness to net capital ratio	0.02 to 1

RCS Capital Corporation and Subsidiaries
December 31, 2014

	December 31, 2014	December 31, 2013
J.P. Turner & Company LLC(2):
Net capital	$3,379
Required net capital	442
Net capital in excess of required net capital	$2,937
Aggregate indebtedness to net capital ratio	1.96 to 1
Summit Brokerage Services, Inc.(2):
Net capital	$5,878
Required net capital	506
Net capital in excess of required net capital	$5,372
Aggregate indebtedness to net capital ratio	1.29 to 1
Investors Capital Corporation (alternative method)(2):
Net capital	$3,817
Required net capital	250
Net capital in excess of required net capital	$3,567
Net capital as a percentage of aggregate debit items	in compliance(1)
Advisor Direct, Inc.(2):
Net capital	$12
Required net capital	5
Net capital in excess of required net capital	$7
Aggregate indebtedness to net capital ratio	5.67 to 1
SC Distributors LLC (alternative method)(2):
Net capital	$2,004
Required net capital	250
Net capital in excess of required net capital	$1,754
Net capital as a percentage of aggregate debit items	in compliance(1)
_____________________
(1) The entity was determined to be in compliance as of the date stated as its net capital was in excess of the minimum $250,000.
(2) The entity was not under the control of, or under common control with, the Company as of December 31, 2013.
19. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties as well as certain transactions that are co-sponsored by an affiliate or related party of ARC Capital LLC, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. During the years ended December 31, 2014, 2013 and 2012, the Company earned revenues of $777.5 million, $713.4 million and $257.3 million, respectively, from related party transactions. As of December 31, 2014 and December 31, 2013, the receivables for such revenues were $31.6 million and $49.4 million, respectively.
The Original Operating Subsidiaries were initially capitalized and funded by RCAP Holdings. During the year ended December 31, 2012, Realty Capital Securities received financial support from RCAP Holdings through capital contributions and expense allocation agreements. Through an agreement with an affiliate, Realty Capital Securities was allocated certain operating expenses including occupancy, professional services, communications and data processing, advertising and employee benefits. The total expense allocation for the year ended December 31, 2012 was approximately $0.8 million.
Pursuant to a shared services agreement, beginning on January 1, 2013, AR Capital, LLC charges the Company for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $5.5 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, the payables for such expenses were $0.5 million and $0.3 million, respectively.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The Company incurs expenses directly for certain services. The Company either allocates certain of these expenses to its operating subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific subsidiary are allocated to the appropriate subsidiary at 100%. Expenses that are not specific to a subsidiary are allocated on a reasonable basis, as determined by the Company its sole discretion. Interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP plan, changes in the fair value of the Company’s derivative contracts and acquisition-related expenses are not allocated to the subsidiaries. The intercompany receivables and payables for the allocated expenses are eliminated in consolidation and are settled quarterly. During the year ended December 31, 2014, the Company’s operating subsidiaries incurred $14.7 million, respectively, related to such expenses. The Original Operating Subsidiaries and First Allied did not incur any such expenses for the year ended December 31, 2013. There were no expenses payable by RCAP Holdings as of December 31, 2014 and December 31, 2013.
As of December 31, 2014, the members of RCAP Holdings owned 43.34% of Class A common stock outstanding primarily obtained as a result of the Exchange Transaction and the contribution of First Allied. As of December 31, 2013, RCAP Holdings owned 2.06% of Class A common stock outstanding and all 24,000,000 shares of Class B common stock outstanding. From time to time, RCAP Holdings, or the members of RCAP Holdings may purchase shares of Class A common stock in the secondary market.
In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from a related party, ARC HTNEWRI001, LLC. Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the year ended December 31, 2014, the Company incurred $0.1 million in rent expense in connection with this lease. The Company did not earn any revenue from the Crestline agreement during the year ended December 31, 2014.
Services Agreement (formerly the Management Agreement). Pursuant to the management agreement which was amended and restated in connection with the Restructuring Transactions and is now known as the Amended and Restated Services Agreement (the “Services Agreement”), RCS Capital Management provides business strategy services, and performs executive and management services for the Company and its operating subsidiaries, subject to oversight, directly or indirectly, by the Company’s Board of Directors.
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
In addition, from June 10, 2013 to February 11, 2014, the Company paid RCS Capital Management incentive fees, calculated and payable quarterly in arrears, that were based on the Company’s earnings and stock price. The incentive fee was an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) the Company’s Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under the Company’s equity plan) in the previous 12-month period, and (B) 8%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee was payable with respect to any calendar quarter unless the Company’s Core Earnings for the 12 most recently completed calendar months is greater than zero.
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
December 31, 2014

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
The quarterly fee earned by RCS Capital Management for the years ended December 31, 2014 and 2013 were $2.0 million and $6.0 million, respectively, which are the expenses recorded by the Company. The payable for such expense is included in accrued expenses and accounts payable - due to related parties within the accompanying consolidated statements of financial condition.
The Company did not incur an incentive fee for the year ended December 31, 2014. The incentive fee earned by RCS Capital Management for the period June 10, 2013 (commencement date of the agreement) to December 31, 2013 was $0.3 million. As of December 31, 2013, the payable of $0.3 million for such expense is included in accrued expenses and accounts payable - due to related parties within the accompanying consolidated statements of financial condition.
Amended and Restated 2013 Manager Multi-Year Outperformance Agreement. The Company entered into the OPP, as of June 10, 2013, with the Original Operating Subsidiaries and RCS Capital Management. The OPP provided a performance-based bonus award to RCS Capital Management intended to further align RCS Capital Management’s interests with those of the Company and its stockholders.
Under the OPP, RCS Capital Management was issued LTIP Units of the Original Operating Subsidiaries that were structured as profits interests therein, with a maximum award value equal to approximately 5% of the Company’s initial market capitalization on the date of the IPO (the “OPP Cap”). In connection with the Restructuring Transaction, RCS Capital Management contributed all of its LTIP Units in the Original Operating Subsidiaries to RCS Holdings in exchange for 1,325,000 RCS Holdings LTIP Units structured as profits interests in RCS Holdings. Subject to the OPP Cap, RCS Capital Management was eligible to earn a number of LTIP Units under the OPP determined based on the Company’s level of achievement of total return to stockholders which included both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period commencing on June 4, 2013 (the “Commencement Date”), which period is referred to as the Three-Year Period, with valuation dates on which a portion of the LTIP Units up to a specified amount of the OPP Cap could be earned on the last day of each 12-month period during the Three-Year Period and the initial 24-month period of the Three-Year Period.
The Company, RCS Holdings and RCS Capital Management amended the OPP to provide that the first valuation date would be April 28, 2014 and that any RCS Holdings LTIP Units not earned as of such date were forfeited without payment of compensation. The board determined that as of such valuation date 310,947 RCS Holdings LTIP Units were earned (the “Earned LTIP Units”), and 1,014,053 RCS Holdings LTIP Units were forfeited. The amendment further provided that, subject to RCS Capital Management’s continued service through each vesting date, 1/3 of the Earned LTIP Units would become vested on each of the third, fourth and fifth anniversaries of the Commencement Date. No additional LTIP Units may be earned under the OPP. The Earned LTIP Units were distributed to the members of RCS Capital Management (the “Members”) immediately prior to the acquisition by Luxor of an interest in RCS Capital Management. The Earned LTIP Units were entitled to a catch-up distribution and the same distributions as the Class A Units of RCS Holdings. At the time RCS Capital Management’s capital account with respect to the Earned LTIP Units would become economically equivalent to the average capital account balance of the Class A Units and Class C Units of RCS Holdings and had been vested for 30 days, the Earned LTIP Units would have automatically converted into Class C Units of RCS Holdings on a one-to-one basis. A holder of Class C Units may elect to convert its Class C Units, on a one-for-one basis, into shares of the Class A common stock, or, at the option of the Company, a cash equivalent.

RCS Capital Corporation and Subsidiaries
December 31, 2014

On December 31, 2014, the Company, RCS Capital Management, and RCS Holdings, entered into Amendment No. 2 to the OPP. Amendment No. 2 provided for the early vesting of the Earned LTIP Units such that all the Earned LTIP Units became fully vested on December 31, 2014.
 Pursuant to a Redemption and Exchange Agreement entered into December 31, 2014 among the Company, RCS Holdings and the Members in connection with Amendment No. 2, each of the Members exchanged their Class C RCS Holdings Units (which were received upon the automatic conversion of their Earned LTIP Units into Class C Units in RCS Holdings due to the early vesting of the Earned LTIP Units) for shares of Class A common stock in accordance with the terms of the LLC Agreement and all applicable notice and delivery waiting period requirements were waived. Accordingly, 310,947 shares of Class A common stock were issued to the Members on December 31, 2014. As a result, no RCS Holdings LTIP Units were outstanding as of December 31, 2014, thus eliminating the non-controlling interest in RCS Holdings related to the existence of the RCS Holdings LTIP Units. See Note 1 for more information.
For the year ended December 31, 2014 and 2013, the Company recognized $9.7 million and $0.5 million, respectively for the award under the OPP. Prior to December 31, 2014, the award under the OPP was included in the consolidated statements of income, with an offset recorded to non-controlling interest.
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
December 31, 2014

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
Amended and Restated Limited Liability Company Agreements of the Original Operating Subsidiaries. Under the amended and restated operating agreements of the Company’s Original Operating Subsidiaries, there are two classes of units of each such Original Operating Subsidiary called “Class A Units” and “Class B Units.” Class A Units confer substantially all the economic rights and all the voting rights in each Original Operating Subsidiary. No Class B Units are outstanding.
As part of the Restructuring Transaction, pursuant to the Company’s exchange agreement with RCAP Holdings on February 11, 2014, RCAP Holdings exchanged all of its shares of Class B common stock in the Company and Class B Units in each of the Original Operating Subsidiaries (each such unit, an “Original Operating Subsidiaries Unit”) except for one share of Class B common stock and one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of Class A common stock, also in a private placement exempt from registration under the Securities Act. Following receipt of stockholder consent, the Company amended the Company’s certificate of incorporation effective July 2, 2014 and amended the Exchange Agreement on August 5, 2014 to permit RCAP Holdings to continue to hold one share of Class B common stock without holding one Original Operating Subsidiaries Unit. Following this amendment, the remaining Original Operating Subsidiaries Unit owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it. Accordingly, no more Original Operating Subsidiaries Units are outstanding and the voting and economic interests in the Original Operating Subsidiaries are now held by the Company, indirectly, through RCS Holdings’ ownership of the Class A Units.
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
December 31, 2014

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
Pursuant to the exchange agreement described above, RCAP Holdings exchanged substantially all of its Original Operating Subsidiaries Units for shares of Class A common stock along with the cancellation of a corresponding number of shares of Class B common stock held by RCAP Holdings. It is the intention of the parties to the exchange that it, as part of an overall plan to restructure the Company’s ownership that includes the exchange, public securities offerings, the financing of the acquisition of Cetera and the completion of the recent and pending acquisitions, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us under Section 351 of the Code, the Company would obtain carryover tax basis in the tangible and intangible assets of the Original Operating Subsidiaries connected with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as tax free Section 351 contribution, there will be no reduction in the Company’s tax liability, and as such the Company would not be required to make any payments under the tax receivable agreement. However, if the exchange were treated as a taxable transaction, each of the Original Operating Subsidiaries intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis in tangible and intangible assets of the Original Operating Subsidiaries with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each operating subsidiary and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.
Mutual Funds. As of December 31, 2014 and December 31, 2013, the Company had investments in mutual funds of $19.0 million and $14.4 million, respectively, that are advised by related parties. During the years ended December 31, 2014 and 2013, the Company recognized gains of $2.2 million and $0.2 million, respectively, relating to these investments which are recorded in other income in the statement of income. The Company did not incur gains or losses from these mutual funds during the year ended December 31, 2012.
Luxor Arrangements. On April 29, 2014, the Company issued to Luxor $120.0 million (face amount) of convertible notes, issued at a price of $666.67 per $1,000 of par value (for gross proceeds to the Company upon issuance of $80.0 million) and $270.0 million (aggregate liquidation preference) of Series A Preferred Stock, issued at a price of 88.89% of the liquidation preference per share (for gross proceeds to the Company upon issuance of $240.0 million). Pursuant to the Securities Exchange Agreement entered into on December 12, 2014, on December 19, 2014, the Company exchanged the $213.4 million of remaining aggregate liquidation preference of Series A Preferred Stock for $145.0 million (aggregate initial liquidation preference) of Series B Preferred Stock and $110.0 million (aggregate initial liquidation preference) of Series C Preferred Stock. See Note 11 for more information.
Also on April 29, 2014, the Company entered into a put/call agreement with Luxor, which was amended December 19, 2014. Under this agreement, subject to certain conditions, (i) the Company has the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor has the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C Preferred Stock).

RCS Capital Corporation and Subsidiaries
December 31, 2014

The put/call agreement also provides that the members of RCS Capital Management (who are also the members of RCAP Holdings, AR Capital, LLC, RCS Holdings and RCAP Equity, LLC) may elect to purchase all the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company is prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management will be required to purchase the Luxor percentage interest under the same terms.
On June 10, 2014 the Company issued 2,469,136 shares of Class A common stock at the public offering price of $20.25 per share to Luxor in a private offering.
In connection with securities issuances and arrangements described above, the Company agreed to file with the SEC a continuously effective resale registration statement with respect to certain securities owned and beneficially owned by Luxor that were acquired in April 2014 or June 2014 by July 1, 2014. A Registration Statement on Form S-3 (File No. 333-197148) in fulfillment of this obligation was filed with the SEC on July 1, 2014 and became effective on July 16, 2014. In connection with the issuance of the Series B Preferred Stock and the Series C Preferred Stock pursuant to the Securities Exchange Agreement, the Company agreed to file with the SEC a continuously effective resale registration statement by February 2, 2015. A Registration Statement on Form S-3 (File No. 333- 201763) in fulfillment of this obligation was filed with the SEC on January 30, 2015 and became effective on February 12, 2015.
20. Employee Benefits
401(k) and Health and Welfare Benefit Plan for Employees - The Company has several 401(k) and health and welfare defined contribution plans which have various eligibility standards, vesting requirements, and guidelines for matching. For the years ended December 31, 2014 and 2013, the Company recorded expenses of $12.8 million and $3.7 million, respectively, in the consolidated statements of income in internal commissions, payroll and benefits. During the year ended December 31, 2012, the Company did not incur expenses for the 401(k) or health and welfare defined contribution plans.
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
For the year ended December 31, 2014 the Company recorded expenses of $2.3 million in the consolidated statements of income in internal commissions, payroll and benefits. For the year ended December 31, 2014, the Company recorded revenue of $2.2 million from the economic hedges in the consolidated statements of income in other revenue. For the years ended December 31, 2013 and December 31, 2012, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
Additionally, the Company offers a deferred compensation plan in connection with a Rabbi Trust Agreement to certain of its financial advisors. For this plan, the Company recorded expenses of $0.2 million for the year ended December 31, 2014 in the consolidated statements of income in internal commissions, payroll and benefits. For the years ended December 31, 2013 and December 31, 2012, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
21. Segment Reporting
The Company operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The Independent Retail Advice segment offers financial advice and investment solutions to investors through the broad network of financial advisors. Cetera, Summit, J.P. Turner, First Allied and ICH operate as independent subsidiaries under their own brand and management.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The Wholesale Distribution segment includes the Company’s alternative investment program activities and Realty Capital Securities’ operations as the distributor or dealer manager consisting of nine public, non-traded REITs, two public, non-traded BDCs and an oil and gas program. Proprietary programs are sponsored directly or indirectly by AR Capital, LLC, an affiliate. Realty Capital Securities distributes these securities through selling groups comprised of FINRA member broker-dealers located throughout the United States. The Wholesale Distribution segment also includes StratCap, which through its broker-dealer subsidiary, distributes a platform of offerings consisting of two non-traded REITS, a non-traded BDC and two public, non-traded limited liability companies through a selling group comprised of FINRA member broker-dealers and RIAs.
The Investment Banking, Capital Markets and Transaction Management Services segment provides comprehensive strategic advisory services focused on direct investment programs, particularly non-traded REITs through RCS Advisory, ANST and the investment banking division of Realty Capital Securities. These strategic advisory services include mergers and acquisitions advisory, capital markets activities, registration management, and other transaction support services. This segment also includes the results from the Company’s majority interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms.
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
Corporate and Other primarily includes interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP plan, changes in the fair value of the Company’s derivative contracts, certain acquisition-related expenses, certain public company expenses and the results of operations for the Company’s Crowdfunding platform and Trupoly.
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table presents the Company’s net revenues, expenses and income before taxes by segment for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Independent retail advice(1):
Revenues	$1,395,262	$94,930	$—
Expenses	1,416,529	95,624	—
Loss	$(21,267)	$(694)	$—
Wholesale distribution:
Revenues	$681,624	$802,965	$286,572
Expenses	702,455	757,792	280,085
Income (loss)	$(20,831)	$45,173	$6,487
Investment banking, capital markets and transaction management services:
Revenues	$126,670	$84,810	$925
Expenses	60,288	29,213	—
Income	$66,382	$55,597	$925
Investment management:
Revenues	$31,829	$—	$—
Expenses	27,652	—	—
Income	$4,177	$—	$—
Investment research:
Revenues	$2,721	$—	$—
Expenses	11,762	—	—
Loss	$(9,041)	$—	$—
Corporate and other:
Revenues	$(44,848)	$—	$—
Expenses	140,559	218	—
Loss	$(185,407)	$(218)	$—

Revenue reconciliation
Total revenues for reportable segments	$2,193,258	$982,705	$287,497
Less: intercompany revenues	91,063	7,638	—
Total revenues	$2,102,195	$975,067	$287,497

Income reconciliation
Total income (loss) before taxes for reportable segments	$(165,987)	$99,858	$7,412
Reconciling items	(138)	—	—
Income (loss) before income taxes	$(166,125)	$99,858	$7,412
_____________________
(1) Includes First Allied’s operating results from September 25, 2013, the date First Allied was acquired by RCAP Holdings.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The following table presents the Company’s total assets by segment as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Segment assets:
Independent retail advice	$1,980,614	$225,623
Wholesale distribution	192,669	32,058
Investment banking, capital markets and transaction management services	116,980	75,358
Investment management	79,343	—
Investment research	12,291	—
Corporate and other (1)	112,423	3,585
Total assets for reportable segments	$2,494,320	$336,624

Assets reconciliation:
Total assets for reportable segments	$2,494,320	$336,624
Less: intercompany eliminations	27,692	99
Total consolidated assets	$2,466,628	$336,525
_____________________
(1) Excludes amounts related to investment in subsidiaries.
22. Selected Quarterly Financial Data (unaudited)
Presented below is the unaudited financial data for the year ended December 31, 2014:

	2014
	(Dollars in thousands, except share and per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	273,368	645,019	678,578	505,230
Net income (loss)	12,149	48,472	(32,269)	(147,992)
Net (loss) income attributable to Class A common stockholders	3,285	(149,861)	(36,994)	(92,116)
Basic earnings per share	0.11	(3.49)	(0.59)	(1.40)
Diluted earnings per share	0.11	(3.59)	(0.59)	(1.68)
The results for the first quarter of 2014 presented in the table above do not reflect the results reported on the Form 10-Q filed on May 15, 2014. The table below presents a reconciliation of the difference:

	2014 First Quarter Reconciliation
	(Dollars in thousands, except share and per share data)
	As Reported on Form 10-Q	Inclusion of First Allied(1)	As Adjusted
Revenues	187,205	86,163	273,368
Net income (loss)	12,656	(507)	12,149
Net (loss) income attributable to Class A common stockholders	3,792	(507)	3,285
Basic earnings per share	0.22	(0.11)	0.11
Diluted earnings per share	0.22	(0.11)	0.11
_____________________
(1) On June 30, 2014, RCAP Holdings contributed all its equity interests in First Allied to the Company. The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings immediately following the acquisition of First Allied by RCAP Holdings on September 25, 2013.

RCS Capital Corporation and Subsidiaries
December 31, 2014

The results for the second quarter of 2014 presented in the table above do not reflect the results reported on the Form 10-Q filed on August 14, 2014. The table below presents a reconciliation of the difference:

	2014 Second Quarter Reconciliation
	(Dollars in thousands, except share and per share data)
	As Reported on Form 10-Q	Inclusion of First Allied(1)	As Adjusted
Revenues	638,425	6,594	645,019
_____________________
(1) The results reported for the three months ended June 30, 2014 erroneously included $6.6 million of intercompany eliminations derived from transactions with First Allied that pertained to the three months ended March 31, 2014. This did not impact pre-tax net income or net income for the three months ended June 30, 2014 as the same elimination was made to both total revenues and expenses. The Company has evaluated this item and determined that it was not material to the previously issued unaudited financial statements for the three months ended June 30, 2014. The income statement for the three months ended June 30, 2014 will be revised in the Company’s unaudited financial statements as of and for the six months ended June 30, 2015 to reflect the ‘as adjusted’ revenues presented above and the corresponding change in expenses. There was no impact on total revenue or total expenses reported for the six months ended June 30, 2014.
Presented below is the unaudited financial data for the year ended December 31, 2013:

	2013
	(Dollars in thousands, except share and per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	218,631	230,016	229,527	296,893
Net income	26,747	26,444	11,100	33,724
Net (loss) income attributable to Class A common stockholders	—	202	559	1,505
Basic earnings per share	—	0.08	0.17	0.11
Diluted earnings per share	—	0.08	0.17	0.11
23. Subsequent Events
On March 4, 2015, the Company amended its agreement with J.P. Turner to settle the remaining contingent and deferred consideration for the J.P. Turner acquisition. As part of the amendment, the Company paid an aggregate consideration of $9.1 million, which consisted of $6.4 million in cash and 245,813 shares of Class A common stock, or an aggregate share value of $2.7 million.