Form 10-K/A
period 2014-12-31
RCS Capital Corp
filed 2015-04-02
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
RCS Capital Corporation (the "Company") is filing this Amendment on Form 10-K/A to correct a typographical error in Item 8 (Financial Statements and Supplementary Data) of the Form 10-K for the fiscal year ended December 31, 2014  that the Company originally filed with the Securities and Exchange Commission (the "SEC") on March 10, 2015.
That typographical error mistakenly indicated that in 2012, net income and net comprehensive income of $7,412,000 was "attributable to Class A Common Stock" instead of that amount being "attributable to non-controlling interests."  In 2012 the Company was privately owned and did not have any Class A Common Stock outstanding. The typographical error appeared and is corrected in the Consolidated Statements of Income on page F-7 and Consolidated Statements of Comprehensive Income on page F-8.  The $7,412,000 of net income and net comprehensive income attributable to non-controlling interests was correctly reflected in the Company’s previous filings with the SEC; there are no changes to any of the other figures in the Company's financial statements.
No other changes are being made pursuant to this Amendment. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events.
In addition, the first sentence of the Report of Independent Registered Public Accounting Firm as of December 31, 2013 and for the years ended December 31, 2013 and 2012 is being corrected to reference only the financial statements contained in this Amendment on Form 10-K/A.
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto.
For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

RCS Capital Corporation and Subsidiaries
Index to Form 10-K Amendment No. 1
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

RCS Capital Corporation and Subsidiaries
December 31, 2014

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

RCS Capital Corporation and Subsidiaries
December 31, 2014

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
None.

RCS Capital Corporation and Subsidiaries
December 31, 2014

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report.
(b) Exhibits
The following exhibits are included in this Amendment No. 1 to the Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.12(20)
First Amendment, dated as of September 30, 2014, to the Services Agreement by and among Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC and American Realty Capital Advisors, LLC and ARC Advisory Services, LLC, dated as of June 4, 2013.

10.13(19)	Services Agreement, dated as of June 10, 2013, between AR Capital, LLC and RCS Advisory Services, LLC.
10.14(20)	First Amendment, dated as of October 7, 2014, to the Services Agreement by and among AR Capital, LLC and RCS Advisory Services, LLC, dated as of June 10, 2013.
10.15(20)	Second Amendment, dated as of October 30, 2014, to the Services Agreement by and among AR Capital, LLC and RCS Advisory Services, LLC, dated as of June 10, 2013.
10.16(4)	Amended and Restated Services Agreement dated as of February 11, 2014 by and among RCS Capital Corporation, RCS Capital Holdings, LLC and RCS Capital Management, LLC.
10.17(15)	Form of Indemnification Agreement.
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

10.20(20)
Amendment No. 2 to the Amended and Restated 2013 Multi-Year Outperformance Agreement, dated December 31, 2014, by and among RCS Capital Corporation, RCS Capital Holdings, LLC, and RCS Capital Management, LLC.

10.21(21)	RCS Capital Corporation Equity Plan.
10.22(21)	First Amendment to RCS Capital Corporation Equity Plan.
10.23(22)	2014 Employee Stock Purchase Program.
10.24(3)	Voting Agreement, dated as of October 27, 2013, by and among RCS Capital Corporation, Zoe Acquisition, LLC, and the individual named therein.
10.25(5)	Voting Agreement, dated as of November 16, 2013, by and among RCS Capital Corporation and the individual named therein.
10.26(4)	Contribution and Exchange Agreement, dated as of February 11, 2014, by and among RCS Capital Corporation, RCS Capital Management, LLC and RCS Capital Holdings, LLC.
10.27(4)	Limited Liability Company Agreement of RCS Capital Holdings, LLC, dated as of February 11, 2014, between RCS Capital Corporation and RCS Capital Management, LLC.
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

10.38(20)
Amendment No. 1 dated December 19, 2014, to the Put & Call Agreement, dated as of April 29, 2014, by and among Luxor Capital Partners, LP, Blue Sands LLC, Blue Sands B Inc., Blue Sands C Inc., Blue Sands D. Inc., RCS Capital Corporation and the existing members of RCS Capital Management, LLC.

10.39(13)	Reimbursement Agreement, dated as of April 28, 2014, by and between RCAP Holdings, LLC and RCS Capital Corporation.
10.40(13)	Agreement, dated as of April 29, 2014, by and between RCS Capital Management, LLC, RCS Capital Corporation, and the individuals named therein.
10.41(17)†	Equity Purchase Agreement, dated as of September 30, 2014, between RCS Capital Corporation and ARC Properties Operating Partnership, L.P.
10.42(20)	Term Sheet dated as of December 3, 2014, by and among RCS Capital Corporation, American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P.
10.43(23)	Securities Exchange Agreement dated as of December 12, 2014, by and among RCS Capital Corporation and Luxor Capital Partners, LP and certain of its affiliates.
10.44(20)
Underwriting Agreement dated as of June 4, 2014, by and among RCS Capital Corporation, RCAP Holdings, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and each of the other Underwriters named therein.

10.45(20)	Redemption and Exchange Agreement dated as of December 31, 2014, by and among RCS Capital Corporation, RCS Capital Holdings, LLC, and RCS Capital Management, LLC.
12.1(20)	Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1(20)	Subsidiaries of the Registrant.
23.1(20)	Consent of PricewaterhouseCoopers LLP.
23.2(20)	Consent of WeiserMazars LLP.
23.3(20)	Consent of BDO USA LLP.
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
101
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

____________________
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
(20) Incorporated by reference to RCS Capital Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015.

RCS Capital Corporation and Subsidiaries
December 31, 2014

(21) Incorporated by reference to RCS Capital Corporation’s Registration Statement on Form S-8 filed with the SEC on February 19, 2014.
(22) Incorporated by reference to Annex D to RCS Capital Corporation’s Definitive Information statement on Schedule 14C, filed with the SEC on June 11, 2014.
(23) Incorporated by reference to RCS Capital Corporation’s Current Report on Form 8-K filed with the SEC on December 18, 2014.

RCS Capital Corporation and Subsidiaries
December 31, 2014

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	April 2, 2015	By:	/s/ EDWARD M. WEIL, JR.
Edward M. Weil, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 2, 2015	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Date:	April 2, 2015	By:	/s/ MARK AUERBACH
Mark Auerbach
Chairman of the Board of Directors

Date:	April 2, 2015	By:	/s/ PETER M. BUDKO
Peter M. Budko
Director

Date:	April 2, 2015	By:	/s/ JEFFREY J. BROWN
Jeffrey J. Brown
Director

Date:	April 2, 2015	By:	/s/ C. THOMAS MCMILLEN
C. Thomas McMillen
Director

Date:	April 2, 2015	By:	/s/ HOWELL D. WOOD
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
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RCS Capital Corporation and Subsidiaries
We previously audited and reported on the consolidated statements of financial condition of RCS Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2013, the consolidated statement of stockholders’ equity for the year ended December 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2013, prior to their restatement for the 2014 acquisition of First Allied Holdings Inc. (“First Allied”), which was a reorganization of entities under common control and therefore accounted for in a manner similar to a pooling of interests. The contribution of RCS Capital Corporation and Subsidiaries to assets, revenues, and net income represented 33 percent, 91 percent, and 100 percent of the respective restated totals. Separate financial statements of First Allied Holdings Inc. included in the restated consolidated statement of financial condition as of December 31, 2013, and consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period September 25, 2013 to December 31, 2013 were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statement of financial condition as of December 31, 2013, statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013, after restatement for the acquisition of First Allied; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to consolidated financial statements.

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

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Selling commissions:
Related party products	$445,704	$400,560	$161,370
Non-related party products	11,485	116,074	19,111
Dealer manager fees:
Related party products	208,509	227,420	94,761
Non-related party products	5,579	56,381	10,100
Retail commissions	752,875	47,936	—
Investment banking fees:
Related party products	62,560	45,484	—
Non-related party products	3,375	—	925
Advisory and asset-based fees (non-related party)	436,008	36,526	—
Transfer agency revenue (related party products)	17,182	8,667	—
Services revenue:
Related party products	34,361	29,185	970
Non-related party products	4,429	496	54
Reimbursable expenses:
Related party products	9,194	2,126	186
Non-related party products	230	100	(25)
Investment fee revenue	30,129	—	—
Transaction fees	121,151	4,137	—
Other revenue	(40,576)	(25)	45
Total revenues	2,102,195	975,067	287,497

Expenses:
Wholesale commissions:
Related party products	374,767	395,859	161,399
Non-related party products	11,010	115,610	19,111
Wholesale reallowance:
Related party products	59,451	63,964	24,385
Non-related party products	1,863	19,462	2,464
Retail commissions and advisory	1,068,191	69,009	—
Investment fee expense	16,070	—	—
Internal commissions, payroll and benefits	292,494	128,751	45,865
Conferences and seminars	37,207	27,460	14,938
Travel	13,896	6,203	6,235
Marketing and advertising	14,379	8,575	2,680
Professional fees	41,782	5,812	1,567
Data processing	35,519	8,974	—
Quarterly fee (related party)	2,030	5,996	—
Acquisition-related costs	19,740	4,587	—
Interest expense	49,154	241	—
Occupancy	23,291	6,092	—
Depreciation and amortization	71,447	2,208	31
Clearing and exchange fees	23,603	2,426	—
Outperformance bonus (related party)	9,709	492	—
Legal settlement	60,000	—	—
Other expenses	42,717	3,488	1,410
Total expenses	2,268,320	875,209	280,085
Income (loss) before taxes	(166,125)	99,858	7,412
Provision (benefit) for (from) income taxes	(46,485)	1,843	—
Net (loss) income	(119,640)	98,015	7,412
Less: net income attributable to non-controlling interests	8,925	95,749	7,412
Less: preferred dividends and deemed dividends	147,121	—	—
Net (loss) income attributable to Class A common stockholders	$(275,686)	$2,266	$—

Per Share Data
Net (loss) income per share attributable to Class A common stockholders (Note 15)
Basic	$(5.55)	$0.29	N/A
Diluted	$(5.55)	$0.28	N/A

Weighted-average basic shares	49,765,160	7,885,186
Weighted-average diluted shares	49,765,160	8,025,208

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(119,640)	$98,015	$7,412
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax ($(82), $21 and $0, respectively)	381	(489)	—
Total other comprehensive loss, net of tax	381	(489)	—
Total comprehensive income (loss)	(119,259)	97,526	7,412
Less: Net comprehensive income attributable to non-controlling interests	9,380	95,306	7,412
Less: preferred dividends and deemed dividends	$147,121	$—	$—
Net comprehensive income (loss) attributable to RCS Capital Corporation	$(275,760)	$2,220	$—

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