Form 10-K/A
period 2014-12-31
RCS Capital Corp
filed 2015-04-30
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

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

The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on April 28, 2015 was 77,159,269 shares and one share, respectively.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of RCS Capital Corporation (the “Company) for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 2, 2015 (the “Original Form 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. At that time the Company filed the Original Form 10-K, it intended to file a definitive proxy statement for its 2015 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Company will not file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

As a result, Part III, Items 10-14 of the Company's Original Form 10-K are being amended and restated in their entirety.

No other changes are being made pursuant to this Amendment. This Amendment does not reflect events occurring after the filing of the Annual Report on Form 10-K on March 10, 2015 or modify or update those disclosures that may be affected by subsequent events.

References in this Form 10-K/A to “we,” “us,” “our,” “our company” or like terms also refer to the Company.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto.

RCS Capital Corporation and Subsidiaries
Index to Form 10-K Amendment No. 2
December 31, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our current directors and our executive officers.

Name	Age	Position
Edward M. Weil, Jr.	48	Chief Executive Officer and Director
Peter M. Budko	55	Director
Brian D. Jones	46	Chief Financial Officer, Assistant Secretary and Director
R. Lawrence Roth	57	Director
Brian L. Nygaard	56	Chief Operating Officer
John H. Grady	53	Chief Strategy and Risk Officer
Mark Auerbach	76	Non-Executive Chairman of the Board and Independent Director
Jeffrey J. Brown	54	Independent Director
C. Thomas McMillen	62	Independent Director
Howell D. Wood	83	Independent Director

Edward M. Weil, Jr. has served as our Chief Executive Officer since September 2014 and has served as a director of our company since February 2013. Mr. Weil previously served as our president from February 2013 until his resignation in September 2014. Mr. Weil has also served as president, treasurer and secretary of RCS Capital Management, LLC (“RCS Capital Management”), the Company’s external services provider, since April 2013. Mr. Weil served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 through March 2012. Mr. Weil previously served as an executive officer of New York REIT, Inc. (“NYRT”), the NYRT property manager and the NYRT advisor since their formation in October 2009 until his resignation from those positions in November 2014. He has served as the executive vice president and secretary of the Phillips Edison — ARC Shopping Center REIT, Inc. (“PE-ARC”) advisor since its formation in December 2009. Mr. Weil has served as an executive officer of American Realty Capital — Retail Centers of America, Inc. (“ARC RCA”) and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Weil also served as an executive officer of American Realty Capital Healthcare Trust, Inc. (“HTC”), the HTC advisor and the HTC property manager from their formation in August 2010 through February 2014. Mr. Weil served as a director of American Realty Capital Trust III, Inc. (“ARCT III”) beginning in February 2012 and as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with American Realty Capital Properties, Inc. (“ARCP”) in February 2013. Mr. Weil has served as the executive president and secretary of the Business Development Corporation of America (“BDCA”) advisor since its formation in June 2010. Mr. Weil has served as treasurer and secretary of American Realty Capital New York City REIT, Inc. (“ARC NYCR”), the ARC NYCR advisor and the ARC NYCR property manager since April 2014 and previously served as chief operating officer of ARC NYCR, the ARC NYCR advisor and the ARC NYCR property manager since their respective formations in December 2013. Mr. Weil previously served as an executive officer of ARCP since its formation in December 2010 and as a director beginning in March 2012, and has served as an executive officer of the ARCP advisor since its formation in November 2010. Mr. Weil resigned from his position as an officer of ARCP and the ARCP advisor in February 2013 and as a director of ARCP in June 2014. Mr. Weil has been a director and an executive officer of American Realty Capital Global Trust, Inc. (“GNL”), the GNL advisor and the GNL property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Weil has served as the president, chief operating officer, treasurer and secretary of American Realty Capital Trust IV, Inc. (“ARCT IV”), the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Weil was appointed as a director of ARCT IV in January 2013. Mr. Weil has served as the president, chief operating officer, treasurer and secretary of American Realty Capital Healthcare Trust II, Inc. (“HTI”), the HTI advisor and the HTI property manager since their formation in October 2012. Mr. Weil served as the president, treasurer and secretary of ARC Realty Finance Trust, Inc. (“ARC RFT”) and the ARC RFT advisor from November 2012 until January 2013. Mr. Weil has served as president, chief operating officer, treasurer and secretary of Phillips Edison — ARC Grocery Center REIT II, Inc. (“PE-ARC II”) advisor since July 2013. Mr. Weil served as a member of the board of managers of the American Realty Capital Hospitality Trust, Inc. (“HOSP”) sub-property manager from August 2013 to until his resignation in November 2014. Mr. Weil was formerly the senior vice president of sales and leasing for American Financial Realty Trust (“AFRT”) from April 2004 to October 2006, where he was responsible for the disposition and leasing activity for a 33 million square foot portfolio of properties. Under the direction of Mr. Weil, his department was the sole contributor in the increase of occupancy and portfolio revenue through the sales of over 200 properties and the leasing of over 2.2 million square feet, averaging 325,000 square feet of newly executed leases per quarter. After working at AFRT from October 2006 to May 2007, Mr. Weil was managing director of Milestone Partners Limited and prior to joining AFRT, from 1987 to April 2004, Mr. Weil was president of Plymouth Pump & Systems Co. Mr. Weil attended George Washington University. Mr. Weil holds FINRA Series 7, 24 and 63 licenses.

We believe that Mr. Weil’s current experience as an executive officer and/or director as applicable of NYRT, ARC RCA, HTC, ARCP, GNL, ARCT IV, HTI and ARC NYCR, his previous experience as senior vice president at AFRT and his real estate experience, make him well qualified to serve on our Board of Directors.

Peter M. Budko has served as a director of our company since February 2013. Mr. Budko has also served as chief investment officer of our company from April 2013 to December 29, 2014. Mr. Budko has also served as chief investment officer of RCS Capital Management from April 2013. Mr. Budko served as executive vice president and chief investment officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in 2007 through March 2012. Mr. Budko has also served as executive vice president and chief operating officer of NYRT since its formation in October 2009, and the NYRT property manager and the NYRT advisor since their formation in November 2009. Mr. Budko has served as executive vice president and chief investment officer of the PE-ARC advisor since its formation in December 2009. Mr. Budko has served as executive vice president and chief investment officer of ARC RCA and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Budko has served as executive vice president and, until February 2011, as chief investment officer, of HTC, the HTC advisor and the HTC property manager since their formation in August 2010. Mr. Budko served as an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Budko has served as an executive officer of BDCA and the BDCA advisor since their formation in May 2010 and June 2010, respectively. Mr. Budko has served as executive vice president and chief investment officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Budko also has been executive vice president and chief investment officer of ARCP and the ARCP manager since their formation in December 2010 and November 2010, respectively, until his resignation from both positions in January 2014. Mr. Budko also has been an executive officer of GNL, the GNL advisor and the GNL property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Budko served as executive vice president and chief investment officer of ARCT IV, the ARCT IV advisor and the ARCT IV property manager from their formation in February 2012 until the closing of the merger of ARCT IV with ARCP in January 2014. Mr. Budko has served as the executive vice president of HTI, the HTI advisor and the HTI property manager since their formation in October 2012. Mr. Budko has served as the executive vice president of ARC RFT and the ARC RFT advisor since their formation in November 2012 and as president of ARC RFT and the ARC RFT advisor since January 2013. Mr. Budko was appointed as a director of ARC RFT in January 2013. Mr. Budko has served as chief investment officer and executive vice president of the PE-ARC II advisor since its formation in July 2013. From January 2007 to July 2007, Mr. Budko was chief operating officer of real estate investment firm affiliated AR Capital, LLC (“American Realty Capital”). Mr. Budko founded and formerly served as managing director and group head of the Structured Asset Finance Group, a division of Wachovia Capital Markets, LLC, from 1997 to 2006. The Structured Asset Finance Group structures and invests in real estate that is net leased to corporate tenants. While at Wachovia, Mr. Budko acquired over $5 billion of net leased real estate assets. From 1987 to 1997, Mr. Budko worked in the Corporate Real Estate

Finance Group at NationsBank Capital Markets (predecessor to Bank of America Securities), becoming head of the group in 1990. Mr. Budko received a B.A. in physics from the University of North Carolina.

We believe that Mr. Budko’s current experience as an executive officer of NYRT, ARC RCA, ARC DNAV, GNL, and BDCA, as a director of ARC RFT, his prior experience as an executive officer of ARCT, ARCT III, ARCT IV, NYRT, HTC, HTI and at Wachovia Capital Markets and Nations Bank and his over 20 years of experience in debt and lending, make him well qualified to serve as a member of our Board of Directors.

Brian D. Jones was appointed as a director in April 2015 and has been the chief financial officer and assistant secretary of the Company and the RCS Capital Management since December 2013. Mr. Jones has served as head of the investment banking division of Realty Capital Securities, LLC (“Realty Capital Securities”), a subsidiary of our company, since February 2013. Mr. Jones served as chief operating officer of ARCP from February 2013 until November 2013. Mr. Jones served as chief financial officer and treasurer of ARCT from its internalization in March 2012 until the close of its merger with Realty Income Corporation in January 2013. Prior to ARCT’s internalization, Mr. Jones served as senior vice president, managing director and head of investment banking at Realty Capital Securities and ARC Advisory Services, LLC (“ARC”) from September 2010 through February 2012. Prior to joining Realty Capital Securities and ARC, Mr. Jones was a director in the real estate investment banking group at Robert W. Baird & Co. from February 2008 through August 2010. From January 2005 through November 2007, Mr. Jones was an executive director in the real estate investment banking group at Morgan Stanley & Co. Prior to that, Mr. Jones worked in the real estate investment banking group at RBC Capital Markets from February 2004 through February 2005. From October 1997 through February 2001, Mr. Jones worked in the real estate investment banking group at PaineWebber, Inc. He also founded in February 2001 and operated through February 2004 an independent financial consulting firm focused on strategic advisory and private capital raising for real estate investment firms. From September 1990 to October 1997, Mr. Jones worked in the real estate tax advisory group at Coopers & Lybrand, LLP, where he was a manager focused on REIT and partnership tax structuring. He has more than 17 years of experience advising public and private real estate companies and executing a broad range of complex strategic and capital markets transactions, including approximately $9.0 billion of capital markets transactions, $10.0 billion of real estate acquisitions and dispositions and $35.0 billion of corporate mergers and acquisitions. Mr. Jones is a member of CSCPA, ULI and NAREIT. Mr. Jones also has FINRA Series 7, 24 and 63 licenses. Mr. Jones received a B.S. with honors in Agricultural and Managerial Economics from the University of California at Davis and an M.S. in Taxation from Golden State University.

We believe his experience at Robert W. Baird & Co., Morgan Stanley & Co., RBC Capital Markets, PaineWebber, Inc., Coopers & Lybrand, LLP, and his experience as an independent financial consultant, as well as his experience working for various subsidiaries of our company and as chief financial officer of our company, make him well qualified to serve as a member of our Board of Directors.

R. Lawrence Roth was appointed as a member of our Board of Directors in April 2015. Mr. Roth has served as chief executive officer of Cetera Financial Group, the Company’s independent retail advice division, and as a member of the board of directors of Cetera Financial Holdings, Inc., one of the Company’s subsidiaries, since May 2014. As of December 31, 2014 and after giving effect to the completion of our acquisitions of VSR Financial Services, Inc. and Girard Securities, Inc. which occurred in the first quarter of 2015, Cetera Financial Group serves clients with $236.4 billion in assets under administration through 9,520 financial advisors. Previously, Mr. Roth served as the chief executive officer of Realty Capital Securities, a subsidiary of our company, from September 2013 through May 2014. In January 2006, Mr. Roth became president and chief executive officer of Royal Alliance, a subsidiary of AIG Advisor Group, Inc., and then became president and chief executive officer of AIG Advisor Group in September 2007 until September 2013. Prior to joining AIG Advisor Group, Mr. Roth served as managing director for Berkshire Capital Securities, LLC, from 2001 until January 2006.

Mr. Roth has previously served as chairman of the board of directors, and is currently a board member, of The Insured Retirement Institute, a leading association for the retirement income industry. He also previously served as chairman of the board of directors for the Financial Services Institute, a not-for-profit organization that seeks to ensure that all individuals have access to competent and affordable financial advice.

Mr. Roth has over 30 years of experience in the financial services industry with experience in securities, investment banking, brokerage and management.

Mr. Roth began his professional career at Deloitte & Touche as a certified public accountant (CPA). Mr. Roth received his bachelor’s degree from Michigan State University and his juris doctor from the University of Detroit School of Law. He has also graduated from the Owner/President Management Program at Harvard University’s Graduate School of Business Administration. Mr. Roth holds FINRA Series 7, 24 and 63 licenses.

We believe that Mr. Roth’s previous prior experience with AIG Advisor Group and other leading broker-dealers, as well as his extensive background in the accounting, investment management, and the independent broker-dealer industries, makes him well qualified to serve as a member of our board of directors.

Brian L. Nygaard was appointed as our chief operating officer on April 29, 2014. Over the last 25 years, Mr. Nygaard has held leadership positions at several companies. From 2010 to 2014, he served as the Principle for Atticus Advisers, a retail financial services industry profitability-development firm. From 2006 through 2010, Mr. Nygaard served as the Managing Director for Pershing, LLC, a division of BNY Mellon Corporation, a leading provider of technology and platform solutions in the financial services industry. From 2002 through 2005, Mr. Nygaard held an executive leadership position at H&R Block Financial Advisors, the retail investment arm of the US tax-preparer. From 2000 through 2001, Mr. Nygaard held leadership positions at ING Advisors Network, the investment distribution unit of ING USA. From 1988 through 1998, Mr. Nygaard served in various leadership positions for Principal Financial Group, a leading insurance/qualified plan provider and global investment manager. Mr. Nygaard holds CPA and CFP designations and holds a FINRA Series 7 license. Mr. Nygaard received a Bachelor’s Degree in Accounting from Drake University, magna cum laude.

John H. Grady was appointed as our Chief Strategy and Risk Officer in October 2014. Over the past several decades, Mr. Grady has served in leadership roles in a variety of financial institutions and investment funds. Mr. Grady served as President of American National Stock Transfer, LLC (“ANST”), a subsidiary of our company, from October 2012 to September 2014 and Chief Operating Officer of Realty Capital Securities, a subsidiary of our company, from October 2012 to September 2014. In addition to his various roles within the company, Mr. Grady has also served as: Chairman and Interested Trustee of American Real Estate Income Fund from April 2015 through the present; President, Treasurer and Secretary of American Real Estate Income Fund from October 2012 to present; President of National Fund Advisors, LLC from October 2012 to present; Chief Compliance Officer of Business Development Corporation of America, from October 2012 to April 2015; Chief Compliance Officer of BDCA Adviser, LLC, from October 2012 to March 2015; General Counsel and Chief Operating Officer of Steben & Company (firm operated and distributed commodity pools using managed futures strategies), from December 2009 to September 2012. From April 2008 to December 2009, Mr. Grady was a senior advisor to Coil Investment Group. From October 2006 through February 2008, Mr. Grady served as President and Chief Executive Officer of Nationwide Funds Group. From March 2004 through June 2006, Mr. Grady served as President and Chief Executive Officer of Constellation Funds Group. Mr. Grady served as Chief Legal Officer and Chief Operating Officer of Turner Investment Partners from January 2001 through January 2004, and was previously a partner with the law firm of Morgan, Lewis and Bockius LLP from October 1995 through January 2001. Mr. Grady holds a Juris Doctorate from the University of Pennsylvania Law School and a Bachelor of Arts from Colgate University, where he was Phi Beta Kappa.

Mark Auerbach has served as an independent director since May 2013 and Lead Independent Director of the Company since February 2014 and served in such capacity until December 29, 2014, when he was elected as our Non-Executive Chairman of the Board. Mr. Auerbach has served as a director of Optimer Pharmaceuticals, Inc. since June 2005 and lead independent director of that company since February 2013 until its sale in October 2013. He has been Independent Director and Chair of the Audit Committee of Assembly Biosciences, Inc. (Nasdaq: ASMB) since November 2010. From September 2003 through October 2006, Mr. Auerbach served as Non-Executive Chairman of the Board of Directors for Par Pharmaceutical Companies, Inc., principally a manufacturer and marketer of generic pharmaceuticals and the parent of Par Pharmaceutical, Inc.

In addition, Mr. Auerbach has previously served as director of a number of public companies, including Neuro-Hitch, Inc., an early-stage pharmaceutical company which specialized in brain degenerative diseases, Collexis, a company which develops knowledge management and discovery software, and RXElite Holdings, Inc., a company which develops, manufactures and markets generic prescription drug products in specialty generic markets. From 1993 to 2005, Mr. Auerbach served as Chief Financial Officer of Central Lewmar LLP, a national fine paper distributor. Mr. Auerbach received a B.S. degree from Rider University and is a Certified Public Accountant.

We believe Mr. Auerbach’s previous experience as a member of the board of directors of Optimer Pharmaceuticals, Neuro-Hitch, Inc., Collexis, RxElite Holdings, Inc., and Par Pharmaceutical, Inc., his current experience as a member of the board of directors of Assembly Biosciences, Inc. and his previous experience as an officer of Central Lewmar LLP make him well qualified to serve on our Board of Directors.

Jeffrey J. Brown has served as an independent director since February 10, 2014. Mr. Brown is the Chief Executive Officer and founding member of Brown Equity Partners, LLC (“BEP”), which provides capital to management teams and companies needing equity of $3.0 million to $20.0 million. Prior to founding BEP in January 2007, Mr. Brown served as a founding partner and primary deal originator of the venture capital and private equity firm Forrest Binkley & Brown (“FBB”), from 1993 to January 2007. In March 2005, SBIC Partners II, L.P., an investment vehicle formed by FBB and licensed through the Small Business Administration (the “SBA”), voluntarily agreed to enter into receivership after failing to meet various SBA capital requirements. Prior to founding FBB, Mr. Brown served as a Senior Vice President of Bank America Venture Capital Group from 1990 to 1993 and as a Senior Vice President of Security Pacific Capital Corporation from 1987 to 1990. Mr. Brown also worked at the preferred stock desk of Morgan Stanley & Co. (NYSE: MS) in 1986 and as a software engineer at Hughes Aircraft Company from 1983 to 1985. In his 28 years of venture capital and private equity experience, Mr. Brown has served on the Board of Directors of over 40 public and private companies, including as the chairman of 10 such boards, and has served as the chair of audit, compensation, finance and other special board committees of such boards. From September 2012 until August 2014, Mr. Brown served on the Board of Directors of Nordion Inc. (NYSE: NDZ) where he was a member of each of the EHS/Governance and Finance/Audit Committees. From September 2009 until resigning in October 2011, Mr. Brown served as a director of Steadfast Income REIT, Inc. From December 2010 until resigning in April 2015, Mr. Brown served as a Director of Midatech Pharma (LONDON: MTPH). Beginning in June 2015, Mr. Brown will become a Director of Medifast, Inc. (NYSE:MED). Mr. Brown received a Bachelor of Science in Mathematics, Summa Cum Laude, from Willamette University and a Master of Business Administration from the Stanford University Graduate School of Business.

We believe Mr. Brown’s extensive public and private company board experience and investment and transaction experience make him well qualified to serve on our Board of Directors.

Mr. Brown was originally appointed pursuant to an agreement we entered into with Luxor Capital Group LP and its affiliates (“Luxor”) in January 2014 as a condition to Luxor’s commitment to provide us with certain financing arrangements required to complete the acquisition of Cetera Financial Holdings, Inc. (“Cetera”) on April 29, 2014 (the “Cetera Acquisition”), which included the issuance of shares of our 7% Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), to Luxor. See “Relationships and Related Parties — The Cetera Financings — The Luxor Transactions.” For so long as Luxor owned at least a majority of the then outstanding shares of Series A Preferred Stock, the holders of a majority of the outstanding share of Series A Preferred Stock were entitled to elect one independent director. In December 2014, Luxor exchanged all of the then outstanding Series A Preferred Stock for shares of a new series of 11% Series B Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), and 7% Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”). “Relationships and Related Parties — The Luxor Securities Exchange Agreement.” For so long as Luxor owns at least a majority of the outstanding shares of Series C Preferred Stock, the holders of a majority of the outstanding share of Series C Preferred Stock are entitled to elect one independent director.

C. Thomas McMillen has served as an independent director since May 2013. Mr. McMillen currently serves as Chief Executive Officer of Washington Capital Advisors, in which capacity he has served since

2002. Mr. McMillen has also served as a director of Nexstar Broadcasting since July 2014. Mr. McMillen served as Timios National Corporation’s (formerly Homeland Security Capital Corporation) Chief Executive Officer and Chairman of the Board since August 2005 and served as its President since July 2011 until his resignation in February 2014. From May 2011 to July 2013, Mr. McMillen served as Chairman of the National Foundation on Fitness, Sports and Nutrition, a Congressionally authorized foundation that Mr. McMillen founded where he currently serves as Treasurer. From April 2007, he has served on the Board of Regents of the University of Maryland System. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and, from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK) and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware in September 2010. From 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

We believe Mr. McMillen’s previous experience as a member of the Board of Directors of Nexstar Broadcasting, Timios National Corporation, the University of Maryland System, Dominion Funds, Inc., Ultimate Escapes, Inc., and other companies, his previous experience as an officer of Fortress International Group, Timios National Corporation and other entities and his expertise in United States public policy and politics make him well qualified to serve on our Board of Directors.

Howell D. Wood has served as an independent director since December 2013. Mr. Wood served as chairman of the Board of Directors and chief executive officer of Wood Logan Associates from its formation in August 1986 until June 1999, when Wood Logan Associates was acquired by The Manufacturers Life Insurance Company. From July 1999 to December 2011, Mr. Wood continued as chairman of the Wood Logan Associates division of The Manufacturers Life Insurance Company and held a variety of senior management and leadership positions with that company. From 1982 until June 1986, Mr. Wood served as chief executive officer of Integrated Capital Services, a subsidiary of Integrated Resources Inc. Prior to joining Integrated Resources Inc., Mr. Wood served as national sales manager at Massachusetts Financial Services Company and Drexel Burnham Lambert.

We believe that Mr. Wood’s previous experience as a founder, chairman of the Board of Directors and chief executive officer of Wood Logan Associates and his extensive background in the finance and investment management industry make him well qualified to serve as a member of our Board of Directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our Board of Directors includes four independent directors. Our Board of Directors is comprised of the following eight directors: Messrs. Weil, Budko, Jones, Roth, Auerbach, Brown, McMillen and Wood. We have determined that Messrs. Auerbach, McMillen, Brown, and Wood are independent directors within the meaning of the applicable rules of the SEC and the New York Stock Exchange (“NYSE”), and that Mr. Auerbach is an audit committee financial expert within the meaning of the applicable rules of the SEC and possesses financial sophistication as defined under the rules of NYSE. Our certificate of incorporation provides that our Board of Directors will consist of no fewer than three nor more than ten persons. The exact number of members on our Board of Directors is determined from time to time by resolution of a majority of our full Board of Directors.

Controlled Company

Because RCAP Holdings, LLC (“RCAP Holdings”) controls a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules of NYSE. Therefore, we are not required to have a majority of our Board of Directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our Board of Directors has determined not to have an independent nominating function and to have the full Board of Directors be directly responsible for nominating members of the Board of Directors. We have established a compensation committee, although our compensation committee does not meet the independence requirements which would have been required under corporate governance rules for NYSE-listed companies if we were not a controlled company. At such time as the Company ceases to qualify as a “controlled company” under NYSE corporate governance rules, the Board will be required to include a majority of independent directors and the Company will be required to comply with all other then-applicable NYSE corporate governance rules.

As the holder of the sole outstanding share of the Company’s Class B common stock, par value $0.001 par value (“Class B common stock”), representing a majority of the combined voting power of our common stock, RCAP Holdings is able to effectively control all matters submitted to our stockholders for a vote, as well as the overall management and direction of our company. In addition, RCAP Holdings has the ability to take stockholder action without the vote of any other stockholder.

Audit Committee

Our Audit Committee assists our Board of Directors in its oversight of our internal audit function, the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence and the performance of our independent registered public accounting firm.

Our Audit Committee’s responsibilities include, among others:

•	reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracking management’s corrective action plans where necessary;
•	reviewing our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;
•	reviewing our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters;
•	appointing annually our independent registered public accounting firm, evaluating its independence and performance, determining its compensation and setting clear hiring policies for employees or former employees of the independent registered public accounting firm; and
•	reviewing and approving or ratifying all related party transactions in accordance with the Company’s policies with respect to such matters and discussing with counsel, management and the independent registered accounting firm any related party transactions brought to the Committee’s attention which could reasonably be expected to have a material impact on the Company’s financial statements.

Messrs. Auerbach, McMillen and Wood currently serve on the Audit Committee and Mr. Auerbach serves as its chair. Messrs. Auerbach, McMillen and Wood are independent under Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”) and under Section 303A.02 of the Listed Company Manual of the NYSE.

Code of Ethics and Guidelines on Corporate Governance

Our Board of Directors has adopted a Code of Ethics for our executive officers, directors and employees and Corporate Governance Guidelines for our directors. Copies of the Code of Ethics and the Corporate Governance Guidelines are available under the Investors — Corporate Information — Governance Documents section of our website, www.rcscapital.com.

Item 11. Executive Compensation

Director Compensation

Each independent director receives the following compensation for service on our Board of Directors and, if applicable, our Audit Committee and our Compensation Committee:

•	an annual cash retainer fee of $42,500;
•	annual equity grant of restricted shares of the Company’s Class A common stock, par value $0.001 per share (“Class A common stock”), with a fixed dollar amount of $42,500 (which vests ratably over a three-year period);
•	meeting fees of $1,500 for each meeting attended in person and $500 for each electronic vote or telephonic meeting (if there is a meeting of the Board of Directors and one or more committee meetings in a single day, their fees are limited to $2,000 per day);
•	conference/seminar fees of $2,500 per half day (up to four hours) or $5,000 per full day (more than four hours); and
•	an additional cash retainer fee of $12,000 for the Chairman of the Board (who may elect to receive up to 100% in restricted shares of Class A common stock, which would vest over a three-year period).

In addition, on February 3, 2014, the Board of Directors voted to grant each independent director serving at that date (Messrs. Auerbach, McMillen and Wood), 10,000 restricted shares of Class A common stock as a special one-time appreciation grant.

Retainers are paid following each regularly scheduled annual stockholder meeting. If a director joins our Board of Directors at any time other than the annual stockholder meeting, the retainers will be prorated and paid at the time of such director joining our Board of Directors. The directors have the right to elect to receive all or a portion of their annual cash retainer in restricted shares of Class A common stock at the beginning of each year of service in accordance with restrictions as may be required by law.

All directors are reimbursed for reasonable expenses incurred in attending Board of Directors, committee and stockholder meetings, including those for travel, meals and lodging.

Nicholas S. Schorsch and William M. Kahane, who resigned from the Board of Directors on December 29, 2014, and Brian S. Block, who resigned from the Board of Directors on July 7, 2014, were non-independent directors who did not receive compensation for serving on the Board of Directors. Edward M. Weil, Jr., Peter M. Budko, Brian D. Jones and R. Lawrence Roth are non-independent directors who currently serve on the Board of Directors, and they do not receive and have not received compensation for serving on the Board of Directors. It is our policy not to compensate non-independent directors for serving on the Board of Directors.

The following table sets forth information regarding compensation of our independent directors for the fiscal year ended December 31, 2014:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total Compensation ($)
Mark Auerbach	97,000	256,269	(2)	—	—	—	3,930	357,199
Jeffrey J. Brown	70,000	184,934	(3)	—	—	—	1,165	256,099
C. Thomas McMillen	74,000	244,727	(4)	—	—	—	3,857	322,584
Howell D. Wood	88,000	244,727	(5)	—	—	—	3,857	336,584

(1)	Grants of restricted shares of Class A common stock which vests ratably over a three-year period from the date of grant.
(2)	Represents a one-time special incentive grant of 10,000 restricted shares of Class A common stock granted on February 3, 2014, 404 restricted shares of Class A common stock granted on May 29, 2014 for serving as the Non-Executive Chairman of the Board and 1,429 restricted shares of Class A common stock granted on May 29, 2014, which represents the annual equity grant.
(3)	Represents a one-time special incentive grant of 5,044 restricted shares of Class A common stock granted on May 29, 2014 and 1,429 restricted shares of Class A common stock granted on May 29, 2014, which represents the annual equity grant.
(4)	Represents a one-time special incentive grant of 10,000 restricted shares of Class A common stock granted on February 3, 2014 and 1,429 restricted shares of Class A common stock granted on May 29, 2014, which represents the annual equity grant.
(5)	Represents a one-time special incentive grant of 10,000 restricted shares of Class A common stock granted on February 3, 2014 and 1,429 restricted shares of Class A common stock granted on May 29, 2014, which represents the annual equity grant.
(6)	Represents dividends paid on the restricted shares of Class A common stock granted during the period.

Executive Compensation

We are party to a services agreement with RCS Capital Management as described below under “— Services Agreement” pursuant to which RCS Capital Management provides us (but not our operating subsidiaries or RCS Holdings) with a management team, including a chief executive officer and president or similar positions.

As of December 31, 2014, Edward M. Weil, Jr., our chief executive officer, is a member of RCS Capital Management and does not receive compensation from us for serving as our chief executive officer. In addition, Mr. Weil received compensation from Realty Capital Securities during the period from our commencement of our operations following the issuance to us of Class A Units in the Original Operating Subsidiaries in connection with our initial public offering on June 10, 2013 to December 31, 2014. Specifically, in 2014, Mr. Weil earned cash compensation in the form of a stated commission rate calculated as a fixed percentage of sales of all products distributed by Realty Capital Securities through a compensation arrangement that was entered into prior to our initial public offering and that terminated in December 2014.

Brian D. Jones, in addition to serving as our chief financial officer, is employed by RCS Advisory Services, LLC (“RCS Advisory”) as the head of our investment banking division for which he receives a base salary. Mr. Jones receives no compensation from us for serving as chief financial officer.

Except as described above, none of our executive officers who are employed by RCS Capital Management receives any fees or compensation from us. Instead, we pay RCS Capital Management the quarterly and incentive fees described in “— Services Agreement” which RCS Capital Management uses in part to pay compensation to its officers and personnel and, during 2014, the performance-based awards described in “— 2013 Manager Multi-Year Outperformance Agreement.” We also compensate our directors, executive officers and employees with awards under our equity compensation plans. See “— Equity Compensation Plans.”

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our named executive officers for each of the last two completed fiscal years.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)		Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
William M. Kahane; Former Chief Executive Officer(1)	2014	—		—	514,570	(2)	—	—	—	37,836	(3)	552,406
	2013	—		—	—		—	—	—	—		—

Edward M. Weil, Jr.; Chief Executive Officer(4)	2014	—		140,400	133,587	(5)	—	—	—	1,430,016	(6)	1,694,180
	2013	—		104,200	—		—	—	—	1,616,799	(6)	1,720,999

Brian D. Jones; Chief Financial Officer and Assistant Secretary	2014	325,000	(9)	2,400,000	3,577,993	(7)	—	—	—	713,500	(8)	7,056,335
	2013(10)	297,917	(9)	—	—		—	—	—	296,000	(8)	593,917

John H. Grady; Chief Strategy and Risk Officer	2014	500,000		500,000	—		—	—	—	214,050	(11)	1,214,050
	2013(10)	279,452		171,875	—		—	—	—	222,000	(11)	673,327

(1)	Mr. Kahane resigned as our chief executive officer on September 22, 2014.
(2)	Represents 42,040 shares of Class A common stock issued in exchange for LTIP Units as the allocable portion of his share as a member of RCS Capital Management. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — LTIP Units.”
(3)	Represents distributions on LTIP Units, which were equivalent to dividends on the Class A common stock.
(4)	Mr. Weil was appointed as our chief executive officer on September 22, 2014. During the period from our commencement of our operations on June 10, 2013 to September 21, 2014, he served as our president, treasurer and secretary.
(5)	Represents 10,914 shares of Class A common stock issued in exchange for LTIP Units as the allocable portion of his share as a member of RCS Capital Management. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — LTIP Units.”
(6)	Reflects the amount of a commission calculated as a fixed percentage of sales of all products distributed by Realty Capital Securities for the period from our commencement of our operations on June 10, 2013 through December 2014, plus an additional $9,823 in 2014 representing distributions on LTIP Units, which were equivalent to dividends on the Class A common stock. The commission arrangement was entered into prior to our initial public offering and was terminated in December 2014.
(7)	Represents 110,671 restricted shares of Class A common stock which vest in equal installments over four years as compensation in his role as the head of our investment banking division.
(8)	Represents restricted stock awards granted by an entity that was previously a related party with vesting provisions related to continued employment with the Company for services performed on behalf of such entity, except for $39,842 in 2014 representing distributions on restricted shares of Class A common stock.
(9)	Represents base salary paid to Mr. Jones by RCS Advisory in his capacity as head of our investment banking division. Mr. Jones was appointed as our chief financial officer in December 2013 but receives no compensation from us for serving as chief financial officer.
(10)	For the period from our commencement of our operations on June 10, 2013 to December 31, 2013.
(11)	Represents restricted stock awards granted by an entity that was previously a related party with vesting provisions related to continued employment with the Company for services performed on behalf of such entity.

Equity Compensation Plans

The following table provides certain information regarding Class A common stock authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders(1)	395,417	$18.46	6,581,286
Equity compensation plans not approved by security holders	—	—	—
Total	395,417	$18.46	6,581,286

(1)	These plans consist of the RCAP Equity Plan and the 2014 Stock Purchase Program.
(2)	Reflects warrants granted under the 2014 Stock Purchase Program. No options, warrants or rights have been granted under the RCAP Equity Plan.
(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards under the RCAP Equity Plan.

Equity Plan

The RCAP Equity Plan provides for the grant of stock options, stock appreciation rights, restricted shares of Class A common stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include grants of shares of Class A common stock in payment of the amounts due under a plan or arrangement sponsored or maintained by our company or an affiliate) to individuals who are, as of the date of grant, non-executive directors, officers and other employees of our company or its affiliates, to certain advisors or consultants of our company or any of its affiliates who are providing services to our company or the affiliate, or, subject the services agreement (as defined below) remaining in effect on the date of grant, to RCS Capital Management and individuals who are, as of the date of grant, employees, officers or directors of RCS Capital Management or one of its affiliates. Our Board of Directors was initially responsible for all grants of awards under the RCAP Equity Plan, but, following an amendment to the RCAP Equity Plan in December 2014 permitting delegation of authority to a committee, the Board delegated the authority to make grants to our Compensation Committee. The maximum number of shares of Class A common stock that may be granted pursuant to awards under the RCAP Equity Plan was initially 250,000 shares of Class A common stock. Following any increase in the number of issued and outstanding shares of Class A common stock, the maximum number of shares of Class A common stock that may be granted pursuant to awards under the RCAP Equity Plan will be a number of shares of Class A common stock equal to the greater of (x) 250,000 shares and (y) 10% of the total number of issued and outstanding shares of Class A common stock (on a fully diluted basis) at any time following such increase (subject to the registration of the increased number of available shares). Pursuant to Registration Statements on Form S-8 filed on February 19, 2014 and January 9, 2015, a total of 6,980,124 shares of Class A common stock may be granted pursuant to awards under the RCAP Equity Plan. If we file additional Registration Statements on Form S-8 with respect to the current total number of issued and outstanding shares of Class A common stock (on a fully diluted basis) or subsequent increases, more shares of Class A common stock may be granted pursuant to awards under the RCAP Equity Plan.

Unless otherwise determined by our Board or a designated committee thereof and set forth in an individual award agreement, upon termination of an award recipient’s services to us, any then nonvested awards will be cancelled and forfeited without consideration. Upon a change in control of us (as defined under the RCAP Equity Plan), any award that was not previously vested will become fully vested and/or payable, and any performance conditions imposed with respect to the award will be deemed to be fully achieved;

provided that with respect to an award that is subject to Section 409A of the Code, a change in control of us must constitute a “change of control” within the meaning of Section 409A of the Code.

If a participant in the RCAP Equity Plan is subject to an excise tax on “parachute payments” under Section 280G of the Code as the result of any payments or benefits received by the participant in connection with a change in control of us (as defined under the RCAP Equity Plan), we will provide the participant with a gross-up payment, except that such gross-up payment will not be payable if the amount of the parachute payment exceeds the Section 280G threshold by 10% or less, in which case the amounts and benefits payable or to be provided to the participant will be subject to reduction to the extent necessary to avoid the excise tax if the participant would benefit from such reduction as opposed to paying the excise tax.

2014 Stock Purchase Program

Select employees, financial advisors and executive officers of the Company and its affiliates and of certain subsidiaries of the Company were eligible to participate in the 2014 Stock Purchase Program. Subject to the terms and conditions of the 2014 Stock Purchase Program, eligible individuals had the opportunity on September 30, 2014 and December 31, 2014 to elect to purchase shares of Class A common stock and were automatically granted one warrant to purchase one share of Class A common stock for each three shares purchased. Each warrant granted gave the holder the right to purchase one additional share of Class A common stock at an exercise price equal to the purchase price per share purchased under the 2014 Stock Purchase Program, and will vest and become exercisable, subject to continuous service from the grant date to the three-year anniversary of the grant. Following such vesting on the three-year anniversary of the grant, such warrants may be exercised by the holder until the earliest of the 30th day following the date the holder’s service is terminated for any reason other than for cause and the 10-year anniversary of the issuance. Upon a termination of service for any reason, all outstanding nonvested warrants held by a warrant holder will expire and terminate immediately. Upon a termination of service for cause, all outstanding warrants, vested or nonvested, held by a warrant holder will expire and terminate immediately. The 2014 Stock Purchase Program was not intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and any warrants granted under the 2014 Stock Purchase Program were not intended to qualify as “incentive stock options” under Section 422 of the Code.

2014 Outstanding Equity Awards at Fiscal Year-End

During 2014, we issued restricted shares of our Class A common stock under the RCAP Equity Plan to Brian D. Jones, but not to William M. Kahane, Edward M. Weil, Jr or John H. Grady. No options or warrants were granted to the named executive officers. The following tables set forth information with respect to all awards under the RCAP Equity Plan of restricted shares of our Class A common stock that have not vested for each of the named executive officers outstanding as of December 31, 2014.

Name	Number of Restricted Shares of Class A Common Stock That Have Not Vested (#)	Market Value of Restricted Shares of Class A Common Stock That Have Not Vested(2) ($)
William M. Kahane	—	—
Edward M. Weil, Jr.	—	—
Brian D. Jones(1)	110,671	1,354,613
John H. Grady	—	—

(1)	The nonvested restricted shares of Class A common stock vest annually in four equal installments commencing on March 17, 2015, the first anniversary of the date of grant.
(2)	Calculated based on $12.24 per share, the closing price of Class A common stock on December 31, 2014.

Other Compensation Plans and Benefits

The Company also provides the named executive officers with a 401(k) plan, group health, and other insurance coverage. The Company also reimburses the named executive officers for all ordinary and necessary business expenses incurred in connection with performing their duties.

Services Agreement

Upon completion of our initial public offering in June 2013, we, together with the Original Operating Subsidiaries, entered into a management agreement with RCS Capital Management, which was amended and re-stated to change from a management agreement to a services agreement and to add RCS Holdings as a party in lieu of the Original Operating Subsidiaries on February 11, 2014 in connection with a series of concurrent and related corporate reorganization transactions undertaken by the Company (the “Restructuring Transactions”).

See “Item 13. Certain Relationships and Related Transactions, and Director Independence — LTIP Units — December Amendment.”

2013 Manager Multi-Year Outperformance Agreement

We entered into the 2013 Manager Multi-Year Outperformance Agreement (the “OPP”) with RCS Capital Management in connection with our initial public offering in June 2013, and it was amended and restated in connection with the Restructuring Transactions in February 2014. It was amended again in April 2014, following which no additional LTIP Units may be earned under the OPP, and amended again in December 2014, following which no LTIP Units remained outstanding. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — LTIP Units.”

The OPP provided for a performance-based bonus award to RCS Capital Management intended to further align RCS Capital Management’s interests with those of our company and its stockholders.

Under the OPP, RCS Capital Management was issued LTIP Units in connection with our initial public offering in June 2013 with a maximum award value equal to approximately 5% of our initial market capitalization (the “OPP Cap”). LTIP Units originally represented units of equity ownership in each of Realty Capital Securities, ANST and RCS Advisory (the “Original Operating Subsidiaries”), and were structured as profits interests therein. In connection with the Restructuring Transactions, RCS Capital Management contributed to RCS Capital Holdings, LLC (“RCS Holdings”), an intermediate holding company we formed to own our operating subsidiaries, an aggregate of 3,975,000 LTIP Units in the Original Operating Subsidiaries (all of the 1,325,000 LTIP Units in each Original Operating Subsidiary) in exchange for 1,325,000 LTIP Units in RCS Holdings that are structured as profits interests therein.

Subject to the OPP Cap, RCS Capital Management was eligible to earn a number of LTIP Units under the OPP determined based on our achievement of total return to stockholders (“Total Return”), which included both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period (the “Three-Year Period”) that commenced on June 4, 2013 (the “Commencement Date”), with valuation dates on which a portion of the LTIP Units up to a specified amount of the OPP Cap could be earned on the last day of each 12-month period during the Three-Year Period and the initial 24-month period of the Three-Year Period.

In April 2014, the OPP was amended in connection with the closing of the Cetera Acquisition and the acquisition by Luxor of an interest in RCS Capital Management, to provide that the first valuation date would be April 28, 2014 and that any LTIP Units in RCS Holdings not earned as of such date would be forfeited without payment of any compensation. Our Board of Directors determined that as of such valuation date, 310,947 LTIP Units in RCS Holdings were earned (the “Earned LTIP Units”) and 1,014,053 LTIP Units in RCS Holdings were forfeited. Following this amendment, no additional LTIP Units could be earned under the OPP.

In connection with this amendment of the OPP, we also entered into an agreement with RCS Capital Management and the Members (as defined under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Services Agreement”) pursuant to which, immediately prior to the acquisition by Luxor of an interest in RCS Capital Management, RCS Capital Management distributed all of the 310,947 Earned LTIP Units to the Members pro rata in accordance with their respective percentage interests in RCS Capital Management as of immediately prior to the acquisition by Luxor of an interest in RCS Capital Management. As holders of LTIP Units in RCS Holdings, each of the Members became a member of RCS Holdings as well as a party to the limited liability company agreement of RCS Holdings.

Subject to RCS Capital Management’s continued service through each vesting date, one-third of any Earned LTIP Units would have vested on each of the third, fourth and fifth anniversaries of the Commencement Date. Until such time as the LTIP Units were fully earned in accordance with the provisions of the OPP, the LTIP Units were entitled to distributions equal to 10% of the distributions on the Class A Units in RCS Holdings. The Earned LTIP Units were entitled to a catch-up distribution equal to approximately $0.3 million as a result of being earned and were entitled to their proportionate share of all distributions made on outstanding units of RCS Holdings from and after April 28, 2014. Under the OPP, at the time RCS Capital Management’s capital account with respect to the Earned LTIP Units became economically equivalent to the average capital account balance of the Class A Units and the Class C Units in RCS Holdings, and had been vested for 30 days, the Earned LTIP Units would automatically convert into Class C Units in RCS Holdings on a one-to-one basis. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — LTIP Units — Limited Liability Company Agreement of RCS Holdings.”

The OPP also provided for early calculation of the Earned LTIP Units and for their accelerated vesting in the event RCS Capital Management was terminated or in the event of a change in control, in either case prior to the end of the Three-Year Period. In the event RCS Capital Management was terminated or in the event of a change in our control on or following the end of the Three-Year Period, accelerated vesting of the Earned LTIP Units would still apply.

On December 31, 2014, we, RCS Capital Management, and RCS Holdings entered into another amendment to the OPP, which provided for the early vesting of all of the Earned LTIP Units such that all the Earned LTIP Units became fully vested on December 31, 2014.

Under the terms of the limited liability company agreement of RCS Holdings, LTIP Units in RCS Holdings automatically converted, upon vesting and after achieving economic equivalence with Class A Units in RCS Holdings (which had already been achieved), into Class C Units in RCS Holdings on a one-for-one basis. Accordingly, the Earned LTIP Units held by the Members automatically converted into Class C Units in RCS Holdings.

In connection with this amendment of the OPP, we also entered into a redemption and exchange agreement with RCS Holdings and the Members, pursuant to which the Members exchanged their Class C Units in RCS Holdings on a one-for-one basis for 310,947 shares of Class A common stock and all applicable notice and deliver waiting and notice periods were waived. Under the terms of the limited liability company agreement of RCS Holdings, a holder of Class C Units in RCS Holdings had the right to elect to convert Class C Units in RCS Holdings, on a one-for-one basis, into shares of Class A common stock, or, at our option, a cash equivalent.

As a result, as of December 31, 2014, no LTIP Units in RCS Holdings were outstanding and the Members were no longer members of RCS Holdings or parties to the limited liability company agreement of RCS Holdings.

As of December 31, 2014, RCS Capital Management is not entitled to receive any additional awards under the OPP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 29, 2015 for:

•	each person who is known by us to beneficially own more than 5% of any class of our outstanding shares;
•	each of our named executive officers;
•	each of our directors; and
•	all our directors and executive officers as a group.

For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that the person has the right to acquire by April 29, 2015, or within 60 days after April 29, 2015. For purposes of computing the percentage of outstanding common stock held by each person or group of persons named below, any shares that the person or persons has the right to acquire within 60 days after April 29, 2015 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 29, 2015, there were 77,159,269 shares of Class A common stock outstanding. SEC rules also generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Beneficial Owner(1)	No. of Shares of Class A common stock Beneficially Owned		% of Class A common stock		No. of Shares of Class B common stock Beneficially Owned		% of Combined Voting Power(2)
Nicholas S. Schorsch	19,432,103		25.18%		1	(3)	62.59%
William M. Kahane	4,128,078		5.35%		1	(3)	52.68%
RCAP Holdings, LLC	—		—		1		50.00%
Steven A. Cohen(4)	4,486,326	(5)	5.81%		—		2.91%
Luxor Capital Group, LP(6)	25,593,370	(7)(8)	27.15	%(7)	—		13.58	%(7)
LCG Holdings, LLC(8)	24,966,141	(7)(9)	26.64	%(7)	—		13.32	%(7)
Luxor Capital Partners, LP(8)	10,039,043	(7)(1)	12.03	%(7)	—		6.01	%(7)
Luxor Capital Partners Offshore Master Fund, LP(8)	10,555,754	(7)(11)	12.59	%(7)	—		6.30	%(7)
Edward M. Weil, Jr.	1,098,329	(12)	1.42%		—			*
Peter M. Budko	5,007,278	(13)	6.49%		—		3.24%
Brian D. Jones	496,703	(14)		*	—			*
R. Lawrence Roth	152,088	(15)		*	—			*
Mark Auerbach	33,179	(16)		*	—			*
Jeffrey J. Brown	11,264	(17)		*	—			*
C. Thomas McMillen	16,220	(18)		*	—			*
Howell D. Wood	17,220	(19)		*	—			*
John H. Grady	49,267	(20)
Directors and executive officers as a group (ten persons)	6,891,786	(21)	8.93%		—		4.47%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each individual or entity listed in the table is c/o RCS Capital Corporation, 405 Park Avenue, 14th Floor, New York, NY 10022.
(2)	Holders of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Our certificate of incorporation provides that so long as any of our Class B common stock remains outstanding, the holders of our Class B common stock will have a majority of the voting power of our outstanding common stock, and thereby control our company. RCAP Holdings holds the sole outstanding share of our Class B common stock and controls one vote more than the majority of the combined voting power of our company.
(3)	Held by RCAP Holdings, LLC, which holds the sole outstanding share of Class B common stock. On April 29, 2014, RCAP Holdings, LLC pledged substantially all of its assets, including the sole outstanding share of our Class B common stock, to secure the Bank Facilities. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — The Cetera Financings — The Bank Facilities.” An event of default under the Bank Facilities and operation of the pledge with respect to the sole outstanding share of Class B common stock could give rise to a change in control of our company. The reporting person directly or indirectly controls RCAP Holdings, LLC and may be deemed to beneficially own the shares held by RCAP Holdings, LLC. The reporting person disclaims beneficial ownership of the securities reported herein except to the extent of his pecuniary interest therein.

(4)	The business address of Point72 Asset Management, Point72 Capital Advisors Inc., Rubric Capital Management and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902. The information contained herein with respect to Point72 Asset Management, Point72 Capital Advisors Inc., Cubist Systematic Strategies, Rubric Capital Management and Mr. Cohen is based solely on Amendment No. 2 to the Schedule 13G filed by such entities with the SEC on January 8, 2015.
(5)	Mr. Cohen directly owns no shares of Class A common stock. Pursuant to an investment management agreement, Point72 Asset Management maintains investment and voting power with respect to the securities held by certain investment funds it manages. Point72 Capital Advisors Inc. is the general partner of Point72 Asset Management. Pursuant to an investment management agreement, Cubist Systematic Strategies maintains investment and voting power with respect to the securities held by certain investment funds it manages. Pursuant to an investment management agreement, Rubric Capital Management maintains investment and voting power with respect to the securities held by certain investment funds it manages. Mr. Cohen controls each of Point72 Capital Advisors Inc., Cubist Systematic Strategies and Rubric Capital Management. By reason of the provisions of Rule 13d-3 of the Exchange Act, each of (i) Point72 Asset Management, Point72 Capital Advisors Inc. and Mr. Cohen may be deemed to beneficially own 1,125,548 shares of Class A common stock (constituting approximately 1.46% of the Shares outstanding); (ii) Cubist Systematic Strategies and Mr. Cohen may be deemed to beneficially own 10,778 Shares (constituting less than 0.1% of the shares of Class A common stock outstanding); and (iii) Rubric Capital Management and Mr. Cohen may be deemed to beneficially own 3,350,000 Shares (constituting approximately 4.34% of the shares of Class A common stock outstanding). Each of Point72 Asset Management, Point72 Capital Advisors Inc., Cubist Systematic Strategies, Rubric Capital Management and Mr. Cohen disclaims beneficial ownership of any of these shares.
(6)	The business of this reporting person is c/o Luxor Capital Group, LP, 1114 Avenue of the Americas, 29th Floor, New York NY 10036. The information contained herein with respect to this reporting person is based on Amendment No. 6 to the Schedule 13D filed by such reporting person and its affiliates with the SEC on December 24, 2014.
(7)	The number of shares of Class A common stock and percentage of Class A common stock beneficially owned by this reporting person is presented without giving effect to ownership limitations which are applicable to securities and other rights held by this reporting person as described in more detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence — The Luxor Securities Exchange Agreement — Ownership Limitations.”
(8)	Luxor Capital Group, LP, as the investment manager of each of Luxor Capital Partners, LP, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP, Luxor Spectrum Offshore, Ltd. (collectively, the “Luxor Funds”) and OC 19 Master Fund, L.P. — LCG, may be deemed to have beneficially owned the 25,593,370 shares of Class A common stock beneficially owned by the Luxor Funds (4,236,626 shares of Series C Preferred Stock, which are convertible into 8,433,690 shares of our Class A common stock based on the $109,637,982 aggregate liquidation preference of such shares of Series C Preferred Stock through March 31, 2015, $120,000,000 aggregate principal amount of Convertible Notes, which are convertible into 5,455,382 shares of our Class A common stock and 2,673,334 shares of our Class A common stock issuable upon exercise of the Luxor Put), and 627,229 shares of Class A common stock beneficially owned by OC 19 Master Fund, L.P. — LCG (163,374 shares of Series C Preferred Stock, which are convertible into 325,222 shares of our Class A common stock based on the $4,227,885 aggregate liquidation preference of such shares of Series C Preferred Stock through March 31, 2015 and $4,455,000 aggregate principal amount of Convertible Notes, which are convertible into 210,340 shares of our Class A common stock). Christian Leone, in his capacity as the CEO of Luxor Capital Group, LP and OC 19 Master Fund, L.P. — LCG, makes voting and investment decisions on behalf of the Luxor Funds and OC 19 Master Fund, L.P. — LCG in its capacity as investment manager to the Luxor Funds and OC 19 Master Fund, L.P. — LCG. Luxor Management, LLC, as the general partner of Luxor Capital Group, LP, also may be deemed to have beneficially owned the shares of Class A common stock beneficially owned by Luxor Capital Group, LP. Christian Leone, as the managing member of each of Luxor Management, LLC and LCG Holdings, LLC, may be deemed to have beneficially owned the shares of Class A common stock owned by Luxor Management, LLC. Luxor Management, LLC, as the general partner of Luxor Capital Group, LP, also may be deemed to have beneficially owned the shares of Class A common stock beneficially owned by Luxor Capital Group, LP. Christian Leone, in his capacity as the CEO of Luxor Capital Group, LP, makes voting and investment decisions on behalf of Luxor Capital Group, LP.

(9)	LCG Holdings, LLC, as the general partner of Luxor Capital Partners, LP, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP and Luxor Spectrum Offshore Master Fund, LP, may be deemed to have beneficially owned the 24,966,141 shares of Class A common stock beneficially owned by Luxor Capital Partners, LP, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP and Luxor Spectrum Offshore Master Fund, LP in the aggregate (4,236,626 shares of Series C Preferred Stock, which are convertible into 8,433,690 shares of our Class A common stock based on the $109,637,982 aggregate liquidation preference of such shares of Series C Preferred Stock through March 31, 2015, $120,000,000 aggregate principal amount of Convertible Notes, which are convertible into 5,455,382 shares of our Class A common stock and 2,673,334 shares of our Class A common stock issuable upon exercise of the Luxor Put).
(10)	Luxor Capital Partners, LP directly holds: (i) 3,737,944 shares of our Class A common stock; (ii) 1,621,436 shares of Series C Preferred Stock, which are convertible into 3,227,730 shares of our Class A common stock based on the $41,960,502 aggregate liquidation preference of such shares of Series C Preferred Stock through March 31, 2015; (iii) $44,232,000 aggregate principal amount of Convertible Notes, which are convertible into 2,088,385 shares of our Class A common stock; and (iv) 984,984 shares of our Class A common stock issuable upon exercise of the Luxor Put Luxor Capital Group, LP, as the investment manager of Luxor Capital Partners, LP, has voting and investment discretion over securities held by Luxor Capital Partners, LP. Christian Leone, in his capacity as the CEO of Luxor Capital Group, LP, makes voting and investment decisions on behalf of Luxor Capital Group, LP in its capacity as investment manager to Luxor Capital Partners, LP.
(11)	Luxor Capital Partners Offshore Master Fund, LP directly holds: (i) 3,884,436 shares of our Class A common stock; (ii) 2,035,094 shares of Series C Preferred Stock, which are convertible into 4,051,185 shares of our Class A common stock based on the $52,665,407 aggregate liquidation preference of such shares of Series C Preferred Stock through March 31, 2014; and (iii) $55,494,000 aggregate principal amount of Convertible Notes, which are convertible into 2,620,113 shares of our Class A common stock. Luxor Capital Partners Offshore, Ltd., as the owner of a controlling interest in Luxor Capital Partners Offshore Master Fund, LP, may be deemed to beneficially own the 10,555,734 Shares beneficially owned by Luxor Capital Partners Offshore Master Fund, LP. Luxor Capital Group, LP as the investment manager of Luxor Capital Partners Offshore Master Fund, LP has voting and investment discretion over securities held by Luxor Capital Partners Offshore Master Fund, LP. Christian Leone, in his capacity as the CEO of Luxor Capital Group, LP, makes voting and investment decisions on behalf of Luxor Capital Group, LP in its capacity as investment manager to Luxor Capital Partners Offshore Master Fund, LP.
(12)	Includes 10,914 shares awarded under the 2014 RCAP Equity Plan.
(13)	Includes 50,995 shares awarded under the 2014 RCAP Equity Plan.
(14)	Includes 485,703 restricted shares awarded under the 2014 RCAP Equity Plan.
(15)	Includes 152,088 restricted shares awarded under the 2014 RCAP Equity Plan.
(16)	Includes 32,179 restricted shares awarded under the 2014 RCAP Equity Plan.
(17)	Includes 10,264 restricted shares awarded under the 2014 RCAP Equity Plan.
(18)	Includes 15,220 restricted shares awarded under the 2014 RCAP Equity Plan.
(19)	Includes 15,220 restricted shares awarded under the 2014 RCAP Equity Plan.
(20)	Includes 42,921 restricted shares awarded under the 2014 RCAP Equity Plan.
(21)	Includes 821,942 shares awarded under the 2014 RCAP Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the period from January 1, 2014 to April 29, 2015, we were participants in several transactions, as described below, in which related parties had a direct or indirect material interest.

Services Agreement

Pursuant to the services agreement as amended and restated in connection with the Restructuring Transactions, RCS Capital Management provides strategic planning and consulting services to assist us, and our operating subsidiaries, in implementing our business strategy, as well as the business strategy of our operating subsidiaries, subject to oversight, directly or indirectly, by our Board of Directors. See “Item 11. Executive Compensation — Management — Services Agreement.”

Such services may include advice concerning the performance of administrative functions, executive and administrative personnel, office space and office services, monitoring operating performance and assisting with tax filings and claims handling; provided, however, that RCS Capital Management may not provide any services for which registration as a broker-dealer, investment adviser or investment company would be required. RCS Capital Management has also agreed to provide us (but not our operating subsidiaries or RCS Holdings) with a management team, including a chief executive officer and president or similar positions, along with appropriate support personnel, who shall devote such of their time to us as necessary and appropriate, commensurate with the level of our activity from time to time. RCS Capital Management is at all times subject to the supervision and oversight of our Board of Directors.

RCS Capital Management is controlled and managed by Nicholas S. Schorsch, our former executive chairman of our Board of Directors, and William M. Kahane, our former chief executive officer. The other members of RCS Capital Management, which include two of our current directors, Messrs. Budko and Weil, along with a former director and Luxor are passive, minority members, subject to certain minority consent rights held by Luxor. The members of RCS Capital Management (other than Luxor) are also the members of American Realty Capital and RCAP Holdings. RCS Capital Management, American Realty Capital and RCAP Holdings are controlled, directly or indirectly, by Messrs. Schorsch and Kahane.

As of April 29, 2015, RCAP Holdings beneficially owns the sole outstanding share of Class B common stock and thereby controls us, and is able to exercise control over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. Luxor also beneficially owns more than 5% of our Class A common stock.

The percentage beneficial ownership of our Class A common stock outstanding as of April 29, 2015 of each person who beneficially owns more than 5% of our Class A common stock and Luxor is set forth in “Item 12. Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Management Team

Pursuant to the terms of the services agreement, RCS Capital Management is required to provide us (but not our operating subsidiaries or RCS Holdings) our management team, including a chief executive officer and president or similar positions, along with appropriate support personnel, to provide the management services to be provided by RCS Capital Management to us.

RCS Capital Management is required to refrain from any action that, in its sole judgment made in good faith, would violate any law, rule or regulation of any governmental body or agency having jurisdiction over us or that would otherwise not be permitted by our certificate of incorporation or by-laws. If RCS Capital Management is ordered to take any action by our Board of Directors, RCS Capital Management will promptly notify the Board of Directors if it is RCS Capital Management’s judgment that such action violate any such law, rule or regulation or our certificate of incorporation or by-laws. RCS Capital Management, its directors, members, officers, stockholders, managers, personnel and employees and any person controlling or controlled by RCS Capital Management and any person providing sub-advisory services to RCS Capital Management will not be liable to us, our Board of Directors or our stockholders, partners or members, for any act or omission by RCS Capital Management, its directors, officers, stockholders or employees except as provided in the services agreement.

Term and Termination

The services agreement may be amended or modified by agreement in writing by and among us, RCS Holdings and RCS Capital Management. The initial term of the services agreement expires on June 10, 2033. The services agreement will be deemed renewed automatically for successive five-year periods following the initial term. During the initial term, we, together with RCS Holdings, may terminate the services agreement only for cause. Cause is defined in the services agreement as:

•	RCS Capital Management’s continued breach of any material provision of the services agreement following a period of 30 days after written notice thereof (or 45 days after written notice of such breach if RCS Capital Management has taken steps to cure such breach within 30 days of the written notice);

•	the occurrence of certain events with respect to the bankruptcy or insolvency of RCS Capital Management, including an order for relief in an involuntary bankruptcy case or RCS Capital Management authorizing or filing a voluntary bankruptcy petition;
•	any change of control of RCS Capital Management which a majority of our independent directors determines is materially detrimental to us;
•	RCS Capital Management’s bad faith, willful misconduct or gross negligence; provided, however, that if such bad faith, willful misconduct or gross negligence is caused by an employee of RCS Capital Management or one of its affiliates and RCS Capital Management takes all necessary and appropriate action against such person and cures the damage caused by such actions within 30 days of RCS Capital Management’s knowledge of its commission, the services agreement shall not be terminable; and
•	the dissolution of RCS Capital Management.

Effective at the expiration of the initial 20-year term or any subsequent five-year renewal term, we, together with RCS Holdings, may terminate the services agreement “without cause” upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) RCS Capital Management’s unsatisfactory performance that is materially detrimental to us, or (2) our determination that the quarterly fees, incentive fees or performance-based awards payable to RCS Capital Management are not fair, subject to RCS Capital Management’s right to prevent termination based on unfair fees or awards by accepting a reduction of quarterly fees, incentive fees or awards agreed to by at least two-thirds of our independent directors. We will provide RCS Capital Management with 180 days’ prior notice of such a termination. RCS Capital Management may also decline to renew the services agreement at will by providing us with 180 days’ written notice.

Assignment

RCS Capital Management may assign the agreement in its entirety to any of its affiliates or delegate certain of its duties under the services agreement to any of its affiliates without the approval of our independent directors. Otherwise, an assignment by RCS Capital Management will require the approval of our independent directors.

We may not assign our rights or responsibilities under the services agreement without the prior written consent of RCS Capital Management, except in the case of assignment to another organization which is our successor, in which case such successor organization will be bound under the services agreement and by the terms of such assignment in the same manner as we are bound under the services agreement.

Quarterly and Incentive Fees

We and RCS Holdings pay RCS Capital Management a quarterly fee in an aggregate amount equal to 10% of our GAAP pre-tax income (if such amount is a positive number), calculated and payable quarterly in arrears, subject to our GAAP pre-tax income being positive for the current and preceding three calendar quarters.

In addition, we and RCS Holdings pay RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on our earnings and stock price. The incentive fee is an amount (if such amount is a positive number) equal to the difference between: (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings, as defined below, for the previous 12-month period, and (ii) the product of (A) (X) the weighted average of the issue price per share (or deemed price per share) of our Class A common stock for all of our cash and non-cash issuances of Class A common stock from and after June 5, 2013 multiplied by (Y) the weighted average number of all shares of common stock outstanding (including any restricted shares of Class A common stock and any other shares of Class A common stock underlying awards granted under our RCAP Equity Plan) in the case of this clause (Y), in the previous 12-month period, and (B) 8.0%; and (2) the sum of any incentive fee paid to RCS Capital Management with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless our cash flows for the 12 most recently completed calendar quarters is greater than zero.

Core Earnings is a non-GAAP measure and is defined as the after-tax GAAP net income (loss) of RCS Capital Corporation, before the incentive fee, plus non-cash equity compensation expense, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount may be adjusted to include one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between RCS Capital Management and our independent directors and after approval by a majority of our independent directors.

Quarterly fees were $2.0 million for the year ended December 31, 2014. No incentive fees were earned for the year ended December 31, 2014.

The quarterly fee and incentive fee of RCS Capital Management with respect to any quarter are calculated promptly after we file an Annual Report on Form 10-K (with respect to the fourth quarter) or Quarterly Report on Form 10-Q with the SEC with respect to such quarter, and such calculation must be promptly delivered to us. We and RCS Holdings pay the quarterly fee and incentive fee in cash within ten business days after delivery of the written statement of RCS Capital Management setting forth the computation of the quarterly fee and incentive fee for such month.

Services Provided to REITs Sponsored by American Realty Capital and Other Related Parties

We provide various non-traded REITs and other companies sponsored, co-sponsored or managed by American Realty Capital with wholesale distribution, investment banking, capital markets, transaction management, transfer agency and other services in connection with their operational activities and in connection with their pursuit, evaluation and execution of strategic alternatives.

Wholesale Distribution

Realty Capital Securities provides exclusive dealer manager services for affiliated and non-affiliated public, non-traded securities offerings, primarily for non-traded REITs, BDCs and registered investment company funds. These offerings are conducted on a “best efforts” or “reasonable best efforts” basis, such that a dealer manager is only required to use its good faith efforts and reasonable diligence to sell the shares and has no firm commitment or obligation to purchase any of the shares.

The majority of the offerings distributed by Realty Capital Securities relate to direct investment programs sponsored, co-sponsored or advised by our affiliate, American Realty Capital.

Realty Capital Securities also distributes American Realty Capital-sponsored open-end registered investment companies and closed-end registered investment companies registered under the Investment Company Act.

The commission and dealer manager fee rates are established jointly in a single contract negotiated with each individual issuer. We generally receive commissions of up to 7.0% of gross offering proceeds for funds raised by direct investment programs through the participating independent broker-dealer channel, all of which are reallowed as commissions, and up to 4.5% in connection with sales of open-end and up to 6.0% in connection with sales of closed-end mutual funds sold by Realty Capital Securities in accordance with industry practices. We reallow all but 0.25% to 0.50% of the sales commission paid by investors to the selling broker.

We generally receive up to 3.0% of gross offering proceeds from the sale of common stock by direct investment programs as a dealer manager fee and also receive fees from the sale of common stock through registered investment advisers (“RIAs”). We have sole discretion as to reallowance of dealer manager fees to participating broker-dealers, based on such factors as the volume of shares sold and marketing support incurred by respective participating broker-dealers as compared to those of other participating broker-dealers.

We generally receive up to 50 basis points of the gross proceeds from the shares of the fund and also may receive fees from the shares of the funds from broker-dealers and RIAs.

During the period from January 1, 2014 to March 31, 2015, we earned $719.6 million in fees and commissions from these arrangements.

Transaction-Related Services

During the period from January 1, 2014 to March 31, 2015, we have provided the REITs, business development companies (“BDCs”) and other entities described below with investment banking, financial advisory and other services in connection with their mergers, acquisitions, listings and related activities and we acted as underwriter and placement agent and provided other capital market related services under agreements that provide for fees for services performed, fixed advisory fees and fixed fees due at the time of completion of a transaction.

At times during 2014, including when agreements were entered into or when transactions were pending or completed, certain of our directors and executive officers were also directors and executive officers of the REITs, BDCs and other entities involved in the transactions.

The entities and transactions for which agreements were entered into or which were pending or completed during the period from January 1, 2014 to April 29, 2015 are also described below.

•	BDCA. BDCA is a business development company sponsored and advised by a subsidiary of American Realty Capital.
•	HCT. HCT was a non-traded healthcare REIT sponsored and advised by a subsidiary of American Realty Capital until its acquisition by Ventas, Inc., a publicly traded healthcare REIT, which was completed on January 16, 2015. We provided services to HCT in connection with its listing on the NASDAQ, which was completed on April 7, 2014, and a related tender offer, as well as its subsequent sale to Ventas, Inc.
•	HTI. HTI is a non-traded healthcare REIT sponsored and advised by a subsidiary of American Realty Capital. We are providing services to HTI in connection with its recently announced intention to list on the NASDAQ under the symbol, “HTI.”
•	AUMA. AR Capital Acquisition Corporation (“AUMA”) is a special purpose acquisition company, or SPAC, sponsored and advised by a subsidiary of American Realty Capital.
•	NYRT. NYRT is a publicly-traded REIT listed on the NYSE under the symbol “NYRT” sponsored and advised by a subsidiary of American Realty Capital. We provided services to HCT in connection with its listing on the NYSE, which was completed on April 15, 2014, and a related tender offer. We are also providing services to NYRT in connection with its subsequent evaluation of strategic alternatives, which is ongoing.
•	HOSP. HOSP is a non-traded REIT sponsored and advised by a subsidiary of American Realty Capital focused on the North American hospitality sector. We provided services to HOSP in connection with its acquisition of a portfolio 116 hotel assets and related financing transactions, which were completed on February 27, 2015.
•	ARC Energy. AR Capital Energy Holdings, LLC is a subsidiary of American Realty Capital that is the external advisor to American Energy Capital Partners — Energy Recovery Program, LP, a direct investment program focused on the onshore oil and gas energy sector.
•	GNL. GNL is a non-traded REIT sponsored and advised by a subsidiary of American Realty Capital. We are providing services to GNL in connection with its recently announced intention to list on the NYSE under the symbol, “GNL.”
•	AFIN. American Realty Capital Trust V, Inc. (“AFIN”) is a non-traded REIT sponsored and advised by a subsidiary of American Realty Capital. We are providing services to AFIN in connection with its recently announced intention to list on the NYSE under the symbol, “AFIN.”
•	ARCP. ARCP is a self-managed REIT listed on the NASDAQ, which was externally advised by an affiliate of American Realty Capital until it internalized its management January 8, 2014. In addition, during 2014, Mr. Schorsch, who was our executive chairman until his resignation on December 29, 2014, was the chairman of the board of ARCP until his resignation on December 12, 2014.

Following these resignations, ARCP is no longer a related party and there are no longer any related party transactions with ARCP. Pursuant to our binding term sheet entered into with ARCP on December 4, 2014, we and ARCP agreed with to work in good faith to terminate any remaining transactions and relationships.

During the period from January 1, 2014 to December 2014, we provided services to ARCP in connection with four acquisition and sales transactions and we acted as underwriter and placement agent and provided structuring services in connection with various public and private offerings of debt securities, preferred stock and common stock for ARCP.

As of December 31, 2014, there were no on-going or pending transactions or relationships between ARCP and the Company.

•	ARCT IV. Prior to its acquisition by ARCP in January 2014, ARCT IV was a non-traded REIT sponsored by American Realty Capital. We provided transaction management services to ARCT IV in connection with its acquisition by ARCP through a merger transaction, which was completed on January 3, 2014.

During the period from January 1, 2014 to March 31, 2015, we earned $77.8 million in fees, including reimbursement for out of pocket expenses, from agreements related to the services described above. These amounts do not include amounts paid on an hourly or flat rate basis under the transaction management services agreement described below under “— Transaction Management Services Agreement” or supervisory or service fees paid under the transfer agency services agreement described under “— Transfer Agency Services Agreement.”

Transaction Management Services Agreement

RCS Advisory is party to a transaction management services agreement with American Realty Capital, pursuant to which RCS Advisory provides American Realty Capital and its subsidiaries with transaction management services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services among others), in connection with American Realty Capital’s performance of services for certain American Realty Capital-sponsored companies, including non-traded REITs, traded REITs and BDCs.

The agreement provides for an initial term of ten years, which commenced in connection with our initial public offering in June 2013, with automatic renewal for successive five-year periods, in each case unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the term. In addition, the agreement will terminate upon the earlier to occur of: (i) American Realty Capital’s delivery to RCS Advisory of a notice of non-compliance with its obligations under the agreement and the failure of the parties to resolve the matters referred to in the non-compliance notice; and (ii) by a party impacted by a force majeure-related delay, if the force majeure results in performance being delayed by greater than 60 days.

The service recipients pay RCS Advisory: (1) the hourly rates notified in writing by the chief financial officer of RCS Advisory to the chief financial officer of the service recipients on a quarterly basis, based on time incurred for the services billed at an hourly rate; and (2) at the flat rates notified in writing by the chief financial officer of RCS Advisory to the chief financial officer of the service recipients on a quarterly basis, based on services performed for the service recipients billed at a flat rate. RCS Advisory does not charge for personnel costs associated with any persons that they employ that are also employees of the service recipients. The compensation payable by the service recipients to RCS Advisory under the agreement for services rendered by RCS Advisory will not exceed then current market rates that could be obtained by the service recipients for the applicable services from unaffiliated third parties on an arm’s-length basis.

During the period from January 1, 2014 to March 31, 2015, we earned $26.4 million billed at an hourly or flat rate under the transaction management services agreement.

Transfer Agency Services Agreement

ANST is party to a transfer agency services agreement with certain American Realty Capital-sponsored companies, including non-traded REITs, traded REITs and BDCs, pursuant to which ANST provides such companies with transfer agency services (including broker and shareholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent.

The agreement provides for an initial term of ten years, which commenced in connection with our initial public offering in June 2013, with the option to renew for unlimited successive one year terms upon the mutual consent of the parties. In addition, the agreement will terminate upon the delivery of 30 days’ written notice by (i) American Realty Capital to ANST of non-compliance with its obligations under the agreement; or (ii) by ANST upon a change of a control of American Realty Capital that would require disclosure under Regulation 14A of the Exchange Act.

A significant majority of the service recipients pay: (1) a monthly supervisory fee of $10,000 (subject to certain exceptions) in cash, for the first full month in which ANST is exclusively performing all the services under the agreement; and (2) from time to time, service fees in cash, based on the services provided per account serviced. ANST charges service recipients reasonable expenses incurred, on a monthly basis, in connection with the services provided under the agreement. The account service fees paid by the service recipients to ANST will increase annually in an amount no less than the annual percentage change in the Consumer Price Index in New York, as reported by the U.S. Bureau of Labor Statistics. Where a service recipient requests additional services to be provided which are not included under the agreement, these services will be compensated at customary rates as agreed upon by the service recipient and ANST.

During the period January 1, 2014 to March 31, 2015, ANST received $21.4 million under this agreement.

American Realty Capital Services Agreement

American Realty Capital is party to a services agreement with us, pursuant to which American Realty Capital and its subsidiaries provide our company and our subsidiaries with information technology, human resources and accounting services, among others, as well as office space. The agreement provides for an initial term of ten years, which commenced in June 2013, with automatic renewal for successive five-year periods, in each case unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the term. In addition, the agreement will terminate upon the earlier to occur of: (i) delivery by us to American Realty Capital of a notice of non-compliance with its obligations under the agreement and the failure of the parties to resolve the matters referred to in the non-compliance notice; and (ii) by a party impacted by a force majeure-related delay, if the force majeure results in performance being delayed by greater than 60 days. We pay American Realty Capital: (1) the hourly rates notified in writing by the chief financial officer of American Realty Capital on a quarterly basis, based on time incurred for the services billed at an hourly rate; and (2) at the flat rates notified in writing by the chief financial officer of American Realty Capital on a quarterly basis, based on services performed billed at a flat rate. American Realty Capital does not charge for personnel costs associated with any persons that they employ that are also our employees. The compensation payable by us to American Realty Capital under the agreement for services rendered by American Realty Capital will not exceed then current market rates that could be obtained by us or our operating subsidiaries for the applicable services from unaffiliated third parties on an arm’s-length basis.

During the period from January 1, 2014 to March 31, 2015, American Realty Capital received $6.5 million under this agreement.

Investment Research

Our investment research division, SK Research, LLC, provides due diligence services to various non-traded REITS and BDCs sponsored, co-sponsored or advised by American Realty Capital.

During the period from January 1, 2014 to March 31, 2015, SK Research, LLC received $3.7 million in fees for these services.

LTIP Units

During 2014, RCS Capital Management held LTIP Units in the Original Operating Subsidiaries and LTIP Units in RCS Holdings that were issued to it in 2013 pursuant to the OPP. See “Item 11. Executive Compensation — Management — 2013 Manager Multi-Year Outperformance Agreement.”

February Amendment and Restatement

In February 2014, the OPP was amended and restated in connection with the Restructuring Transactions to, among other things, reflect that RCS Capital Management now held LTIP Units in RCS Holdings instead of LTIP Units in the Original Operating Subsidiaries.

Concurrently with this amendment and restatement, among other things:

•	we formed RCS Holdings;
•	we entered into an agreement with RCS Capital Management and RCS Holdings, pursuant to which we contributed to RCS Holdings all 26,499,999 Class A Units in each of the Original Operating Subsidiaries held by us in exchange for 26,499,999 Class A Units in RCS Holdings;
•	RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units in the Original Operating Subsidiaries (all of the 1,325,000 LTIP Units in each Original Operating Subsidiary) in exchange for 1,325,000 LTIP Units in RCS Holdings;
•	the limited liability company agreements of each of the Original Operating Subsidiaries were amended and restated such that they only provided for classes of equity interests called “Class A Units” and “Class B Units” and no longer provided for classes of equity interests called “Class C Units” and “LTIP Units”; and
•	we effected certain other transactions described under “— The Exchanges.”

Limited Liability Company Agreement of RCS Holdings

Pursuant to the limited liability company agreement of RCS Holdings, we, as the managing member of RCS Holdings, control RCS Holdings’ affairs and decision making, and there are three classes of equity interests in RCS Holdings, called “Class A Units,” “Class C Units” and “LTIP Units.”

The Class A Units in RCS Holdings confer substantially all of the economic rights and all of the voting rights. The Class C Units have the same rights, privileges and obligations associated with Class A Units in RCS Holdings (other than voting) but are exchangeable for shares of Class A common stock on a one-to-one basis.

The LTIP Units in RCS Holdings had similar terms to the LTIP Units in the Original Operating Subsidiaries and were subject to vesting, forfeiture and restrictions on transfers as provided in the OPP, as amended in connection with the Restructuring Transactions. See “— February Amendment and Restatement.”

Until such time as the LTIP Units in RCS Holdings were fully earned in accordance with the provisions of the OPP, the LTIP Units in RCS Holdings were entitled to distributions equal to 10% of the distributions on Class A Units in RCS Holdings. After the LTIP Units in RCS Holdings were fully earned, they became entitled to a catch-up distribution and then the same distributions as Class A Units in RCS Holdings. At the time RCS Capital Management’s capital account with respect to the LTIP Units in RCS Holdings became economically equivalent to the average capital account balance of the Class A Units and the Class C Units in RCS Holdings, and the LTIP Units had been earned and had been vested for 30 days, the LTIP Units in RCS Holdings automatically converted into Class C Units on a one-to-one basis.

April Amendment

In April 2014, the OPP was amended in connection with the closing of the Cetera acquisition and the acquisition by Luxor of an interest in RCS Capital Management, to provide that the first valuation date would be April 28, 2014 and that any LTIP Units in RCS Holdings not earned as of such date would be forfeited without payment of any compensation. Our Board of Directors determined that as of such valuation date, 310,947 Earned LTIP Units were earned and 1,014,053 LTIP Units in RCS Holdings were forfeited. Following this amendment, no additional LTIP Units may be earned under the OPP.

In connection with this amendment of the OPP, we also entered into an agreement with RCS Capital Management and the Members (as defined in “ — December Amendment”) pursuant to which, immediately prior to the acquisition by Luxor of an interest in RCS Capital Management, RCS Capital Management distributed all of the 310,947 Earned LTIP Units to the Members pro rata in accordance with their respective percentage interests in RCS Capital Management as of immediately prior to the acquisition by Luxor of an interest in RCS Capital Management. As holders of LTIP Units in RCS Holdings, each of the Members became a member of RCS Holdings as well as a party to the limited liability company agreement of RCS Holdings.

December Amendment

On December 31, 2014, we, RCS Capital Management, and RCS Holdings entered into another amendment to the OPP, which provided for the early vesting of all of the Earned LTIP Units such that all the Earned LTIP Units became fully vested on December 31, 2014.

Under the terms of the limited liability company agreement of RCS Holdings, LTIP Units in RCS Holdings automatically converted, upon vesting and after achieving economic equivalence with Class A Units in RCS Holdings (which had already been achieved), into Class C Units in RCS Holdings on a one-for-one basis. Accordingly, the Earned LTIP Units held by the Members automatically converted into Class C Units in RCS Holdings. Under the terms of the limited liability company agreement of RCS Holdings, a holder of Class C Units in RCS Holdings had the right to elect to convert Class C Units in RCS Holdings, on a one-for-one basis, into shares of Class A common stock, or, at our option, a cash equivalent.

In connection with this amendment of the OPP, we also entered into a redemption and exchange agreement with RCS Holdings and the Members, pursuant to which the Members exchanged their Class C Units in RCS Holdings on a one-for-one basis for 310,947 shares of Class A common stock and all applicable notice and deliver waiting and notice periods were waived.

As a result, on December 31, 2014, the members of RCS Capital Management (other than Luxor) (the “Members”) received shares of Class A common stock as follows: (i) 174,193 shares to Mr. Schorsch; (ii) 42,040 shares to Mr. Kahane; (iii) 50,995 shares to Mr. Budko; (iv) 10,914 shares to Mr. Weil; (v) 23,445 shares to Mr. Schorsch’s spouse; and 9,360 shares to Mr. Block, a former director. Moreover, no LTIP Units in RCS Holdings were outstanding and the Members were no longer members of RCS Holdings or parties to the limited liability company agreement of RCS Holdings.

The Exchanges

In connection with our initial public offering, we entered into an exchange agreement with RCAP Holdings under which RCAP Holdings had the right, from time to time, to exchange units consisting of one Class B Unit in each of the Original Operating Subsidiaries (each, an “Original Operating Subsidiaries Unit”) for shares of Class A common stock on a one-for-one basis.

On February 11, 2014 in connection with the Restructuring Transactions, the exchange agreement was amended so as to permit an exchange by RCAP Holdings of its Original Operating Subsidiaries Units for shares of our Class A common stock thereunder to be treated as a contribution by RCAP Holdings of its equity interests in each of the Original Operating Subsidiaries to us in a transaction intended to qualify as tax-free under Section 351 of the Code.

Immediately following this amendment, RCAP Holdings exchanged all of its Original Operating Subsidiaries Units except for one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of Class A common stock.

Pursuant to our certificate of incorporation then in effect, a share of Class B common stock could not be transferred, except in connection with an exchange of an Original Operating Subsidiaries Unit for a share of our Class A common stock pursuant to the exchange agreement. Further, an Original Operating Subsidiaries Unit could not be exchanged for a share of our Class A common stock under the exchange agreement without the corresponding share of our Class B common stock being delivered together at the time of exchange, at which time, such Class B common stock would be automatically cancelled.

Accordingly, concurrently with the exchange of Original Operating Subsidiary Units described above all but one of the outstanding shares of Class B common stock, all of which were held by RCAP Holdings, were cancelled.

In July 2014, following receipt of stockholder approval, we amended our certificate of incorporation, and, in August 2014, we amended the exchange agreement. Following these amendments, corresponding shares of Class B common stock were no longer required to be cancelled in connection with any exchange of Original Operating Subsidiaries Units for shares of Class A common stock.

Subsequently, the remaining Original Operating Subsidiaries Unit owned by RCAP Holdings was exchanged for one share of Class A common stock, which was not issued as RCAP Holdings waived the right to receive it.

Following this exchange, no more Original Operating Subsidiaries Units are outstanding.

Registration Rights Agreement

In connection with our initial public offering, we entered into a registration rights agreement with RCAP Holdings and RCS Capital Management pursuant to which we granted (i) RCAP Holdings, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of our Class A common stock issuable upon exchange of the Original Operating Subsidiaries Units held or acquired by them; and (ii) RCS Capital Management, its affiliates and certain of its transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act any equity-based awards granted to RCS Capital Management under the RCAP Equity Plan.

Under the registration rights agreement, the shareholders party thereto have the right to request us to register the sale of their shares and also may require us to make available shelf registration statements, at such time as we may be eligible to file shelf registration statements, permitting sales of shares into the market from time to time over an extended period. In addition, the agreement gives the shareholders party thereto the ability to exercise certain piggyback registration rights in connection with registered offerings requested by the shareholders party thereto or initiated by us.

Tax Receivable Agreement

We are party to a tax receivable agreement with RCAP Holdings requiring us to pay to RCAP Holdings 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax liabilities that we realize (or are deemed to realize upon an early termination of the tax receivable agreement or a change of control, both discussed below) as a result of the increases in tax basis, if any, created by RCAP Holdings’ exchanges described below. For purposes of the tax receivable agreement, reductions in tax liabilities will be computed by comparing our actual income tax liability to the amount of such taxes that we would otherwise have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of each of the Original Operating Subsidiaries. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement early. If we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to RCAP Holdings, or its transferees, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from each exchange and that any Original Operating Subsidiaries Units that RCAP Holdings, or its transferees, own on the termination date are deemed to be exchanged on the termination date) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make payments to RCAP Holdings using certain assumptions and deemed events similar to those used to calculate an early termination payment.

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

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, we will not be reimbursed for any payments previously made under the tax receivable agreement in excess of our cash tax savings.

It is the intention of the parties to the exchanges of Original Operating Subsidiaries Units for Class A common stock described under “— The Exchanges” that these exchanges, as part of an overall plan to restructure our ownership that includes them, the Underwritten Public Offering (as defined in “— Sale of Class A Common Stock by RCAP Holdings in the Underwritten Public Offering.”), the Cetera Financings (as defined in “— The Cetera Financings”) and the completion of certain acquisitions we entered into in 2014 that have subsequently been completed, qualify as a tax-free contribution to us under Section 351 of the Code. If the exchange by RCAP Holdings qualifies as a tax-free contribution to us, under Section 351 of the Code we would obtain carryover tax basis in the tangible and intangible assets of the Original Operating Subsidiaries connected with such Original Operating Subsidiaries Units. As there will be no increase in tax basis created if the exchange qualifies as a tax-free Section 351 contribution, there will be no reductions in our tax liability, and as such we would not be required to make any payments under the tax receivable agreement. However, if the exchange were treated as a taxable transaction, each of the Original Operating Subsidiaries intends to have an election under Section 754 of the Code which would result in us receiving a step up in the tax basis of tangible and intangible assets of the Original Operating Subsidiaries with respect to such Original Operating Subsidiaries Units acquired by us in such exchanges. This increase in tax basis is likely to increase (for tax purposes) depreciation and amortization allocable to us from each of the Original Operating Subsidiaries and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent increased tax basis is allocated to those capital assets.

The Cetera Financings

In order to complete the Cetera Acquisition, we concurrently entered into a series of financing arrangements (the “Cetera Financings”) pursuant to certain commitments received on January 16, 2014 from Luxor and certain banks, including Barclays Bank PLC (“Barclays”) and Bank of America, N.A. (“Bank of America”) and other lenders, in connection with the signing of the merger agreement pursuant to which we acquired Cetera.

RCAP Holdings, Luxor, the Members and certain of our other related parties had direct or indirect interests in the Cetera Financings, and certain of the other transactions, arrangements and relationships related thereto, as described in more detail below.

The Bank Facilities

Concurrently with the closing of the Cetera Acquisition on April 29, 2014, we entered into the following facilities with Barclays and Bank of America: (i) a $575.0 million in original principal amount senior secured first lien term loan facility (the “First Lien Term Facility”), having a term of five years; (ii) a $150.0 million in original principal amount senior secured second lien term loan facility, having a term of seven years, (the “Second Lien Term Facility”); and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (the “Revolving Facility” and, together with the First Lien Term Facility and the Second Lien Term Facility, the “Bank Facilities”).

Our obligations under the Bank Facilities are guaranteed, subject to certain exceptions, by RCS Capital Management, RCAP Holdings and each of our direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers. We, together with the guarantors, have pledged substantially all of our assets to secure the Bank Facilities, subject to certain exceptions. The assets of RCAP Holdings subject to this pledge include the sole outstanding share of our Class B common stock. Accordingly, an event of default under the Bank Facilities and operation of the pledge with respect to the sole outstanding share of our Class B common stock could give rise to a change in control of our company. See “Item 12. Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

In addition, the Bank Facilities provided for an event of default if an amount sufficient to repay the First Allied Notes (as defined under “— The First Allied Contribution”) was not deposited in a special escrow by August 27, 2014, and, on June 9, 2014, we deposited $26.0 million into the special escrow in satisfaction of this obligation. The Bank Facilities also provided for an event of default if First Allied did not repay the outstanding First Allied Indebtedness (as defined under “— The First Allied Contribution”) by July 28, 2014, on which date the Company repaid the outstanding First Allied Indebtedness including principal, unpaid interest and fees totaling $32.0 million.

As of April 29, 2015, $553.4 million was outstanding under the First Lien Term Facility and the interest rate was 6.5% per annum, $150.0 million was outstanding under the Second Lien Term Facility and the interest rate was 10.50% per annum, and $23.0 million was outstanding under the Revolving Facility and the interest rate was 7.75% per annum.

During the period from April 29, 2014 to April 29, 2015, we paid $21.6 million in principal and $49.3 million in interest under the Bank Facilities.

Assignment of Debt of RCAP Holdings to American Realty Capital

On September 25, 2013, to finance part of the cash merger consideration paid by RCAP Holdings to acquire First Allied Holdings Inc. (“First Allied”), $40.0 million was borrowed by RCAP Holdings from Bank of America (the “Original FA Acquisition Indebtedness”), which was secured by a pledge of substantially all the assets and equity interests then owned by RCAP Holdings (including shares of our Class A common stock and Class B common stock held by RCAP Holdings), American Realty Capital and certain subsidiaries of American Realty Capital.

On April 28, 2014, in connection with our and RCAP Holdings’ entry into the Bank Facilities and the completion of the Cetera Acquisition, the Original FA Acquisition Indebtedness was refinanced to remove RCAP Holdings as an obligor and to add American Realty Capital, which had been a guarantor under the Original FA Acquisition Indebtedness, as the borrower. The refinanced indebtedness is otherwise on substantially similar terms as the Original FA Acquisition Indebtedness, including the same principal amount and the same maturity.

As a condition of this refinancing, RCAP Holdings transferred to a special purpose entity 11,200,000 shares of Class A common stock which were then used to secure American Realty Capital’s obligation under the indebtedness.

Following closing on April 28, 2014, $40.0 million in indebtedness was outstanding, all of which had been repaid as of the closing date. This indebtedness matured on September 25, 2015 and bore interest at 6.5% per annum. American Realty Capital paid $0.1 million in interest.

The First Allied Reimbursement Agreement

In connection with the Bank Facilities, we entered into a reimbursement agreement with RCAP Holdings dated as of April 28, 2014.

The Bank Facilities provided for an event of default if an amount sufficient to repay the First Allied Notes was not deposited in a special escrow by August 27, 2014.

On June 9, 2014, we deposited $26.0 million into the special escrow in satisfaction of this obligation.

On November 25, 2014, RCAP Holdings deposited $24.0 million into the special escrow account, which was an amount sufficient to satisfy the then outstanding obligations under the First Allied Notes. Simultaneously, the Company’s obligations with respect to the special escrow account were terminated.

The reimbursement agreement provided that the amount deposited in the special escrow by us in June 2014 could have been released by RCAP Holdings to repay its obligations under the First Allied Notes. In addition, RCAP Holdings would have been required to reimburse us for any amounts released by RCAP Holdings from the special escrow in connection with repaying RCAP Holdings’ obligations under the First

Allied Notes. The reimbursement agreement also provided that if RCAP Holdings failed to reimburse us within five business days, interest would have accrued at LIBOR plus the Applicable Margin for Term Loans (each, as defined in the Bank Facilities) until the reimbursed amounts were repaid in full.

The Luxor Transactions

On January 16, 2014, Luxor committed to purchase certain securities to be issued by us as part of the Cetera Financings pursuant to a commitment letter by and among Luxor, us, RCAP Holdings and RCS Capital Management (the “Luxor Commitment”).

On April 29, 2014, as part of the Cetera Financings and as contemplated in the Luxor Commitment, we, RCAP Holdings and Luxor entered into a securities purchase agreement (the “SPA”), pursuant to which we issued and sold to Luxor in private placements: (i) $120.0 million (face amount) of 5.00% Senior Convertible Notes due 2021 (“Convertible Notes”) at a price of $666.67 per $1,000 of par value (for gross proceeds to us upon issuance of $80.0 million); and (ii) 14,657,980 shares of Series A Preferred Stock having an aggregate initial liquidation preference $270.0 million, at a price of 88.89% of the liquidation preference per share (for gross proceeds to us upon issuance of $240.0 million).

Concurrently with the entry into the SPA on April 29, 2014 and also as contemplated by the Luxor Commitment, Luxor purchased a percentage of the membership interests in RCS Capital Management (the “Luxor Percentage Interest”), and entered into a related put & call agreement (the “Put/Call Agreement”) with us and the Members.

Concurrently with the closing of the Underwritten Public Offering on June 10, 2014, Luxor completed the financing transactions contemplated by the Luxor Commitment when it purchased 2,469,136 shares of Class A common stock (the “Luxor Common Stock”) at $20.25 per share, the same price as shares sold in the Underwritten Public Offering, for an aggregate amount of $50.0 million in a private placement pursuant to the SPA.

See “— Sale of Class A Common Stock by RCAP Holdings in the Underwritten Public Offering.”

We paid certain premiums, fees and expenses to Luxor consisting of approximately $17.7 million in connection with the issuance of the Convertible Notes and Series A Preferred Stock and approximately $2.3 million in connection with the issuance of the Luxor Common Stock.

The Convertible Notes

The Convertible Notes were issued pursuant to an indenture dated April 29, 2014 (as amended by supplemental indentures on May 5, 2014, July 23, 2014 and January 30, 2015, the “Indenture”) by and between us and Wilmington Trust, N.A. The Convertible Notes are our senior unsecured obligations, but they are subordinate to the Bank Facilities and any refinancing thereof. The Convertible Notes are convertible at the option of the holder, and to the extent permitted by the Bank Facilities, into shares of our Class A common stock, at a conversion price equal to $21.18 per share of Class A common stock, which conversion price is subject to anti-dilution adjustments upon the occurrence of certain events and transactions. The Convertible Notes mature on November 1, 2021 and bear interest at a rate of 5.00% per annum.

The Convertible Notes contain customary events of default and negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments (with similar, but less restrictive, exceptions as the Bank Facilities), asset dispositions, acquisitions and transactions with affiliates. The Convertible Notes are not redeemable by us prior to their maturity date.

The ownership limitations contained in the Indenture are the same as those contained in the Series C Preferred Stock and the Put/Call Agreement. See “— The Luxor Securities Exchange Agreement —  Ownership Limitations.”

As of April 29, 2015, without giving effect to these ownership limitations, 5,665,722 shares of our Class A common stock would be issuable upon conversion of the Convertible Notes.

During the period from April 29, 2014 to April 29, 2015, we paid no principal and $5.5 million in interest on the Convertible Notes.

Series A Preferred Stock

While they were outstanding, the shares of Series A Preferred Stock were entitled to a quarterly dividend of 7% of the liquidation preference in cash and a dividend of 8% of the liquidation preference if a quarterly dividend was not paid in cash on the dividend payment date. The shares of Series A Preferred Stock were convertible, at the option of the holders of the Series A Preferred Stock, into shares of Class A common stock, at the lower of (i) a 2% discount to the volume-weighted average price (“VWAP”) of Class A common stock for the ten trading days prior to the date of the holder’s election to convert; (ii) a 2% discount to the closing price of Class A common stock on the date of the holder’s election to convert; and (iii) $20.26, the fixed conversion price. The fixed conversion price was subject to anti-dilution adjustments upon the occurrence of certain events and transactions. If both the one-day VWAP and the daily closing price of Class A common stock for the prior 30 consecutive trading days exceeded 2.5 times the fixed conversion price, or $50.65, and at least $10.0 million of Class A common stock was traded each day for 30 consecutive days at any time after April 29, 2016, or two years from the issuance date of the Series A Preferred Stock, then we may have required the holders to convert the Series A Preferred Stock into shares of Class A common stock at the same price as set forth above. Accrued and unpaid dividends on the Series A Preferred Stock were also entitled to the same liquidation preference and were convertible into additional shares of Class A common stock on the same terms as actual shares of Series A Preferred Stock.

The terms of the Series A Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.

For so long as Luxor owned at least a majority of the then outstanding shares of Series A Preferred Stock, the holders of a majority of the outstanding shares of Series A Preferred Stock were entitled to elect one independent director and designate one observer to our Board of Directors. In connection with the Luxor Commitment, Jeffrey Brown was appointed to our Board of Directors in February 2014. Luxor has declined to exercise its right to appoint a board observer.

In addition, for so long as Luxor owned at least a majority of the then outstanding shares of Series A Preferred Stock, the holders of a majority of the outstanding shares of Series A Preferred Stock were also entitled to appoint an additional director if and whenever at any time or times there was a bankruptcy event or an acceleration of our outstanding obligations under our senior credit facilities and if, after April 29, 2016, we were more than 18 months in arrears on the payment of dividends.

On November 18, 2014 and December 12, 2014, 3,073,553 shares of the Series A Preferred Stock, together with accrued dividends thereon, were submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, 5,405,601 shares of Class A common stock were issued on account of such conversions.

On December 19, 2014, Luxor exchanged the remaining 11,584,427 shares of Series A Preferred Stock for 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C Preferred Stock. $3.0 million of accrued and unpaid dividends on Series A Preferred Stock through December 12, 2014, the date of submission for conversion, were proportionately added to the amount of dividends due on the Series B Preferred Stock and the Series C Preferred Stock on January 12, 2015, the first dividend payment date. See “— The Luxor Securities Exchange Agreement.”

The Luxor Percentage Interest in RCS Capital Management

Concurrently with entering into the SPA in April 2014, Luxor purchased the Luxor Percentage Interest, which was 23.5% of the membership interests in RCS Capital Management, for $15.3 million. The Luxor Percentage Interest was reduced to 19.46% following the completion of the Underwritten Public Offering based on the gross proceeds we received from the Underwritten Public Offering.

We also entered into the Put/Call Agreement with Luxor and the Members, which was amended in December 2014 in connection with the exchange of the Series A Preferred Stock for Series B Preferred Stock and Series C Preferred Stock. See “— The Luxor Securities Exchange Agreement.”

Pursuant to the Put/Call Agreement, (i) we will have the right, commencing on the earlier of December 29, 2016 or the occurrence of a change of control of Luxor, to repurchase the Luxor Percentage

Interest from Luxor in exchange for its fair market value (as determined by us and Luxor pursuant to the Put/Call Agreement) in shares of our Class A common stock (or, at our election, a cash equivalent); and (ii) Luxor currently has the right (the “Luxor Put”) to require us to purchase the Luxor Percentage Interest in exchange for a number of shares of our Class A common stock (or, at our election, a cash equivalent) that is equal to 15% multiplied by the then existing Luxor Percentage Interest multiplied by the then outstanding number of shares of our Class A common stock (assuming the conversion immediately prior thereto of the then outstanding Convertible Notes and Series C Preferred Stock).

The Put/Call Agreement also provides that the Members may elect to purchase all of the Luxor Percentage Interest offered to us upon exercise of the Luxor Put or our call right for an amount equal to the value of the Class A common stock required to be delivered by us for cash, shares of our Class A common stock or a combination thereof. If we are prohibited by the Bank Facilities from purchasing the Luxor Percentage Interest, the Members will be required to purchase the Luxor Percentage Interest under the same terms.

The ownership limitations contained in the Put/Call Agreement are the same as those contained in the Series C Preferred Stock and the Indenture. See “— The Luxor Securities Exchange Agreement — Ownership Limitations”.

As of April 29, 2015, without giving effect to these ownership limitations, 2,673,334 shares of our Class A common stock would be issuable upon exercise of the Luxor Put.

Registration Rights

Pursuant to the SPA, we agreed to file with the SEC a continuously effective resale registration statement with respect to the Luxor Common Stock, the Convertible Notes, the Series A Preferred Stock and shares of Class A common stock issuable upon conversion of the Convertible Notes and the Series A Preferred Stock and upon the exercise of the Luxor Put or other rights under the Put/Call Agreement. A Registration Statement on Form S-3 (File No. 333-197148) in fulfillment of this obligation was filed with the SEC on July 1, 2014 and became effective on July 16, 2014.

Other Agreements with Luxor

We, and certain of our affiliates, have also entered into certain other agreements with Luxor in connection with the Luxor Commitment, some of which are described below.

•	Restrictive covenants. RCAP Holdings, RCS Capital Management and the Members entered into a restrictive covenants agreement with Luxor pursuant to which the Members agreed, subject to certain exceptions, not to compete with or solicit employees from us for a period of two years from the date of the Luxor Commitment, or until January 16, 2016, subject to certain termination events.
•	Corporate reorganization. RCAP Holdings and the Members agreed with Luxor to use their reasonable best efforts to cause us to undertake a corporate reorganization whereby RCAP Holdings will: (i) contribute its equity interest in First Allied to us (which occurred in June 2014 through the completion of the First Allied Contribution described below under “— First Allied Contribution”); (ii) exchange substantially all of its membership interests in all our subsidiaries for our Class A common stock (which occurred in February 2014 as described under “— The Exchanges”); and (iii) agree to the cancellation of all of our Class B common stock owned by it, except that it will be permitted to retain a nominal amount of our Class B common stock (which occurred in February 2014 as described under “— The Exchanges”).
•	Class B Common Stock Repurchase. RCAP Holdings and the Members agreed with Luxor to use their reasonable best efforts to cause the rights of our Class B common stock to be amended to allow us, at any time after July 1, 2016, to redeem any outstanding Class B common stock owned by RCAP Holdings for $50.0 million in cash, subject to proportionate increase if the market price of our Class A common stock is above $30.00 per share, although we would be prohibited from doing so by the restricted payments covenant contained in the Bank Facilities currently in effect. Any such redemption would also be subject to our obtaining the affirmative vote of a majority of the outstanding Class A common stock.

The Member Commitment

On January 16, 2014, we entered into a commitment letter (the “Member Commitment”) with Messrs. Schorsch, Kahane, Budko, Weil and Block (the “Committed Members”). Under the Member Commitment, the Committed Members committed to purchase, in a private offering, and at the same price as the shares sold in any well-marketed, underwritten public offering, $10.0 million of our Class A common stock from us.

The Member Commitment also provided for an additional equity commitment related to the Luxor Common Stock. The Committed Members agreed that that if, prior to the closing of the Cetera Acquisition, (i) we did not complete a well-marketed, underwritten public offering, or (ii) Luxor purchased less than $50.0 million of Luxor Common Stock, the Committed Members would purchase additional shares of our Class A common stock such that the combined net proceeds to us from the Luxor Common Stock and the additional equity commitment would be at least $50.0 million.

The proceeds from these financings would have been used by us to pay a portion of the consideration to be paid in the Cetera Acquisition. The Member Commitment was not required to complete the Cetera Financings at the closing of the Cetera Acquisition, however, and we did not call on the Member Commitment.

On April 29, 2014, the Luxor Commitment was amended to remove the condition to Luxor’s commitment to purchase the Luxor Common Stock that RCAP Holdings was required to concurrently purchase, in a private offering, and at the same price as the shares sold in any well-marketed, underwritten public offering, $10.0 million of our Class A common stock, and RCAP Holdings did not purchase any additional shares of our Class A common stock in connection with the Underwritten Public Offering (defined under “— Sale of Class A Common Stock by RCAP Holdings in the Underwritten Public Offering”).

Sale of Class A Common Stock by RCAP Holdings in the Underwritten Public Offering

On June 10, 2014, RCAP Holdings sold 5,000,000 shares of Class A common stock at a public offering price of $20.25 per share, less underwriting discounts and commissions of $1.215 per share (the “Underwritten Public Offering”) pursuant to an underwriting agreement dated June 4, 2014, between RCAP Holdings and our company, on the one hand, and Merrill Lynch, Pierce Fenner & Smith Incorporated and Barclays Capital Inc., for themselves and as representatives of the other underwriters named in the agreement, on the other hand.

We also sold 19,000,000 shares of Class A common stock in the Underwritten Public Offering at the same price pursuant to the same underwriting agreement using the same underwriters.

The Luxor Securities Exchange Agreement

On December 12, 2014, we entered into a Securities Exchange Agreement (the “SEA”) with Luxor contemplating the exchange of all outstanding Series A Preferred Stock for shares of Series B Preferred Stock and shares of Series C Preferred Stock.

Concurrently with and as contemplated by the SEA, 2,171,553 shares of the Series A Preferred Stock were submitted for conversion in accordance with the terms of the Series A Preferred Stock.

On December 19, 2014, we issued 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C Preferred Stock to Luxor in exchange for 11,584,427 outstanding shares of Series A Preferred Stock, having an aggregate liquidation preference of $213.4 million, then held by Luxor.

The Series B Preferred Stock had an aggregate initial liquidation preference of $145.0 million and the Series C Preferred Stock had an aggregate initial liquidation preference of $110.0 million. Because dividends have not been paid in cash through the March 31, 2015 dividend payment date, the Series B Preferred Stock had an aggregate liquidation preference of $151.9 million and the Series C Preferred Stock had an aggregate liquidation preference of $113.9 million.

The Series B Preferred Stock ranks pari passu with the Series C Preferred Stock.

Under the SEA, we agreed to file with the SEC a continuously effective resale registration statement by February 2, 2015 with respect to the Series B Preferred Stock, the Series C Preferred Stock and the shares of Class A common stock issuable upon conversion of the Series C Preferred Stock. A Registration Statement on Form S-3 (File No. 333-201763) in fulfillment of this obligation was filed with the SEC on January 30, 2015 and became effective on February 12, 2015.

Series B Preferred Stock

On December 19, 2014, we issued 5,800,000 shares of Series B Preferred Stock to Luxor. If paid in cash, dividends on shares of Series B Preferred Stock accrue quarterly at 11.00% per annum of the liquidation preference. To the extent a quarterly dividend is not paid in cash on the applicable dividend payment date, then such dividend not paid in cash for such period will accrue at 12.50% per annum of the liquidation preference.

The initial liquidation preference of shares of Series B Preferred Stock was $25.00 per share. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date.

The holders of Series B Preferred Stock have no conversion rights.

At any time prior to June 12, 2016, we have the right to redeem all (and not less than all) of the outstanding shares of Series B Preferred Stock for cash at a redemption price equal to the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption.

Starting on December 12, 2022, we will have a right to redeem, and holders of shares of Series B Preferred Stock will have a right to cause us to redeem, all or a part of the outstanding shares of Series B Preferred Stock for cash at a redemption price equal to the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption. If any redemption by us would result in less than $35.0 million in aggregate liquidation preference of Series B Preferred Stock remaining outstanding, then we will be required to redeem all (and not less than all) of the outstanding shares of Series B Preferred Stock.

The shares of Series B Preferred Stock are also redeemable in connection with a consolidation or merger of our company with one or more entities that are not its affiliates which results in a change of control and as a result of which our company is not the surviving entity.

The terms of the Series B Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.

Series C Preferred Stock

On December 19, 2014, we issued 4,400,000 shares of Series C Preferred Stock to Luxor. If paid in cash, dividends on shares of Series C Preferred Stock accrue quarterly at 7.00% per annum of the liquidation preference. To the extent a quarterly dividend is not paid in cash on the applicable dividend payment date, then such dividend not paid in cash for such period will accrue at 8.00% per annum of the liquidation preference.

The initial liquidation preference of shares of Series C Preferred Stock was $25.00 per share. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date.

The shares of Series C Preferred Stock are convertible, at the option of the holders of the Series C Preferred Stock, into shares of Class A common stock at $13.00, which conversion price is subject to anti-dilution adjustments upon the occurrence of certain events and transactions. If both the one-day VWAP and the daily closing price of Class A common stock for the prior 30 consecutive trading days exceeds $50.66 and at least $10.0 million of Class A common stock is traded each day for 30 consecutive days at any time after December 19, 2016, two years from the issuance date of the Series C Preferred Stock, then we may require the holders to convert the Series C Preferred Stock into shares of Class A common stock at the same price as set forth above.

Through March 31, 2015, 8,758,912 shares of Class A common stock would be issuable upon conversion of the Series C Preferred Stock held by Luxor.

Starting on December 12, 2022, we will have a right to redeem, and holders of shares of Series C Preferred Stock will have a right to cause us to redeem, all or a part of the outstanding shares of Series C Preferred Stock for cash at a redemption price equal to the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption. If any redemption by us would result in less than $35.0 million in aggregate liquidation preference of Series C Preferred Stock remaining outstanding, then we will be required to redeem all (and not less than all) of the outstanding shares of Series C Preferred Stock.

The shares of Series C Preferred Stock are also redeemable in connection with a consolidation or merger of our company with one or more entities that are not its affiliates which results in a change of control and as a result of which our company is not the surviving entity.

The terms of the Series C Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.

For so long as Luxor owns at least a majority of the then outstanding shares of Series C Preferred Stock, the holders of a majority of the outstanding shares of Series C Preferred Stock will be entitled to elect one independent director and designate one observer to our Board of Directors.

For so long as Luxor owns at least a majority of the then outstanding shares of Series C Preferred Stock, the holders of a majority of the outstanding shares of Series C Preferred Stock will also be entitled to appoint an additional director if and whenever at any time or times there is a bankruptcy event or an acceleration of our outstanding obligations under our senior credit facilities.

Ownership Limitations

The following limitations on the ownership of Class A common stock are contained in the certificate of designation related to the Series C Preferred Stock. The same limitations are also contained in the Indenture and Put/Call Agreement so they similarly apply to any conversion of Convertible Notes or exercise of the Luxor Put. See “— The Cetera Financings — The Luxor Transactions.”

At any time when a holder of Series C Preferred Stock then beneficially owns 9.9% or less, but greater than 4.9%, of the shares of Class A common stock outstanding, in no event will such holder be allowed to accept shares of Class A common stock issuable upon conversion of Series C Preferred Stock that, when taken together with the shares of Class A common stock otherwise beneficially owned, collectively exceeds 9.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock. This ownership limitation can be waived by any holder of Series C Preferred Stock on 65 days prior written notice to us.

At any time when a holder of Series C Preferred Stock then beneficially owns 4.9% or less of the shares of Class A common stock outstanding, in no event will such holder be allowed to accept shares of Class A common stock obtained upon conversion of Series C Preferred Stock that, when taken together with the shares of Class A common stock otherwise held, collectively exceeds 4.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock. This ownership limitation can be waived by any holder of Series C Preferred Stock on 65 days prior written notice to us.

In no event will a holder of Series C Preferred Stock be allowed to accept shares of Class A common stock issuable upon conversion of Series C Preferred Stock that that would result in that holder owning an aggregate number of shares of Class A common stock, when taken together with any other shares of Class A common stock then held by such holder and persons aggregated with such holder under the rules of the Financial Industry Regulatory Authority (“FINRA”), in excess of 24.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock, unless such ownership of shares of Class A common stock in excess of 24.9% is duly approved in advance by FINRA.

The First Allied Contribution

On September 25, 2013, following the completion of the merger pursuant to the Agreement and Plan of Merger dated as of June 5, 2013, with First Allied and other parties thereto (the “Original First Allied Acquisition Agreement”), RCAP Holdings became the owner of all the issued and outstanding shares of common stock of First Allied (the “First Allied Shares”). Under the Original First Allied Acquisition Agreement, the effective cost to RCAP Holdings of $177.0 million, consisting of $145.0 million in merger consideration (including the $26.0 million in principal amount of exchangeable notes issued by RCAP Holdings (the “First Allied Notes”) paid to the former owners of First Allied plus the assumption of $32.0 million of bank indebtedness of First Allied (“First Allied Indebtedness”).

To finance part of the cash merger consideration paid pursuant to the Original First Allied Acquisition Agreement, $40.0 million was borrowed by RCAP Holdings from Bank of America (the “Original FA Acquisition Indebtedness”) which was secured by a pledge of substantially all the assets and equity interests owned by RCAP Holdings (including shares of our Class A common stock and Class B common stock held by RCAP Holdings), American Realty Capital and certain subsidiaries of American Realty Capital. The Original FA Acquisition Indebtedness was scheduled to mature on September 25, 2015, and the effective interest rate of the Original FA Acquisition Indebtedness from September 25, 2013 through April 28, 2014, when the Original FA Acquisition Indebtedness was refinanced, was 4.54% per annum, resulting in a total interest expense of $1.1 million for such period. See “— The Cetera Financings — Assignment of Debt of RCAP Holdings to American Realty Capital.”

On February 11, 2014, we entered into a non-binding letter of intent with RCAP Holdings under which the First Allied Shares would be contributed us in return for the issuance to RCAP Holdings of 11,264,929 shares of Class A common stock (the “First Allied Contribution”).

On April 3, 2014, we entered into an agreement with RCAP Holdings to effect the First Allied Contribution (the “First Allied Contribution Agreement”).

On June 30, 2014, pursuant to the First Allied Contribution Agreement, RCAP Holdings contributed the First Allied Shares to us and we issued 11,264,929 shares of our Class A Common Stock to RCAP Holdings. The number of shares issued as consideration was determined based on a value of $207.5 million for the equity of First Allied and the VWAP of our Class A Common Stock on January 15, 2014, the day prior to the announcement of the merger agreement pursuant to which we acquired Cetera. In addition, immediately following consummation of the contribution, $32.0 million of First Allied Indebtedness was outstanding. The First Allied Indebtedness was on the same terms then as it was immediately following the closing of the acquisition of First Allied by RCAP Holdings under the Original First Allied Acquisition Agreement. The value of the shares of Class A common stock issued by us as consideration in the First Allied Contribution was $239.2 million, based on $21.23 per share of Class A common stock, the closing price of Class A common stock on June 30, 2014. Accordingly, the effective cost to us for the First Allied Contribution was $271.2 million (including $32.0 million of First Allied Indebtedness and based on the closing price for our Class A Common Stock on June 30, 2014 of $21.23 per share), which is $94.2 million more than the effective cost to RCAP Holdings for First Allied in September 2013 under the terms of the Original First Allied Acquisition Agreement.

Under the Bank Facilities, it was an event of default if the outstanding First Allied Indebtedness was not repaid by July 28, 2014. Following repayment of the outstanding First Allied Indebtedness on July 28, 2014, our obligations under the Bank Facilities also were guaranteed, subject to certain exceptions, by First Allied and each of First Allied’s direct or indirect domestic subsidiaries that are not SEC-registered broker-dealers.

Pursuant to the First Allied Contribution Agreement with RCAP Holdings, we also were assigned substantially all rights and assumed substantially all obligations of RCAP Holdings under the Original First Allied Acquisition Agreement. Any outstanding First Allied Notes, as well as any remaining acquisition debt incurred by RCAP Holdings to finance a portion of the merger consideration, in connection with the Original First Allied Acquisition Agreement, remained the obligations of RCAP Holdings. The Bank Facilities provided for an event of default if an amount sufficient to repay the First Allied Notes was not deposited in the special escrow by August 27, 2014. On June 9, 2014, we deposited $26.0 million into the special escrow in satisfaction of this obligation. On November 25, 2014, RCAP Holdings deposited $24.0 million into the special escrow account, which was an amount sufficient to satisfy the then outstanding obligations under the First Allied Notes. Simultaneously, the Company’s obligations with respect to the special escrow account were terminated.

The value of $207.5 million for the equity of First Allied established by our Board of Directors in January 2014 was determined as the effective cost to RCAP Holdings for First Allied of $177.0 million (consisting of $145.0 million in merger consideration (including the First Allied Notes)) paid by RCAP Holdings to the former owners of First Allied and $32.0 million in First Allied Indebtedness outstanding immediately following consummation of the merger), minus indebtedness (net of cash) of First Allied of $7.0 million plus a carrying cost of $37.5 million. The carrying cost used to compensate RCAP Holdings for the use of its capital was determined based on an estimate of what we believe a third-party investor would have earned for a similar investment, or a range between 18% to 25% of the original cost of the investment. We used a midpoint of this range, or 21.5%, to determine the carrying cost. The rate used to determine the carrying cost was 21.2%, which was based on the period from June 5, 2013 (the date the Original First Allied Acquisition Agreement was executed and RCAP Holdings committed to make the investment) through May 31, 2014 (the expected closing date of the First Allied Contribution at the time the carrying cost was determined). The annualized rate from September 25, 2013 (the date the investment was actually made) until May 31, 2014 was 34.4%. The effective weighted blended interest rate on the First Allied Notes and the $40.0 million borrowed to finance part of the cash merger consideration paid pursuant to the Original First Allied Acquisition Agreement from September 25, 2013 through May 31, 2014 was 3.55% per annum, resulting in a total interest expense of $1.1 million for such period, not including the value of the conversion option on the First Allied Notes.

Our Board of Directors, when it established the purchase price for the First Allied Contribution in January 2014, applied the carrying cost to the effective cost of RCAP Holdings’ acquisition of First Allied, which was $177.0 million (consisting of $145.0 million in merger consideration paid to the former owners of First Allied and $32.0 million of First Allied Indebtedness outstanding immediately following the merger). First Allied had approximately $25.0 million of cash at the time of the determination of the purchase price for the First Allied Contribution by our Board of Directors. The cash of First Allied could have increased or decreased prior to the date of closing of the First Allied Contribution, which would have had the effect of decreasing or increasing the effective cost of the acquisition to us. RCAP Holdings and First Allied had previously agreed that First Allied would not make any dividends or other distributions prior to the closing of the First Allied Contribution.

The representations and warranties contained in the First Allied Contribution Agreement will generally survive the closing of the First Allied Contribution for a period of one year, or until June 30, 2015. Subject to certain limitations, including, among other things, a cap of $15.5 million and a deductible of $1.0 million that applies to breaches of most of RCAP Holdings’ representations and warranties before we would be entitled to recover any losses, RCAP Holdings has agreed to indemnify us for breaches of RCAP Holdings’ representations, warranties, covenants and agreements. In addition, subject to certain limitations, including, among other things, a cap of $15.5 million and a deductible of $1.0 million that applies to breaches of most of our representations and warranties before RCAP Holdings would be entitled to recover any losses, we have agreed to indemnify RCAP Holdings for breaches of our representations, warranties, covenants and agreements and for the Company’s assumption of substantially all obligations of RCAP Holdings under the Original First Allied Acquisition Agreement. As of April 29, 2015, no claims for indemnification have been made under the First Allied Contribution Agreement.

Agreements with ARCP relating to Cole Capital Partners LLC and Cole Capital Advisors, Inc. (“Cole Capital”)

On September 30, 2014, we entered into an agreement to acquire Cole Capital from ARC Properties Operating Partnership, L.P. (“ARCP OP”), a subsidiary and the operating partnership of ARCP for $700.0 million plus contingent consideration. Cole Capital is the private capital management business of ARCP, which includes a broker-dealer, wholesale distribution, and a non-traded REIT sponsor and advisory businesses.

The definitive agreement provided that the acquisition of Cole Capital was to be consummated in two closings.

At the first closing (the “First Closing”) on October 22, 2014, subsidiaries of ours entered into interim sub-advisory arrangements with the current advisors (which are subsidiaries of ARCP) of the five non-traded REITs sponsored and advised by Cole Capital. In addition, Realty Capital Securities entered into wholesaling agreements whereby a subsidiary of Cole Capital engaged Realty Capital Securities as its distribution agent for the three non-traded REITs for which it then served as “dealer-manager.” Realty Capital Securities was entitled to receive a sourcing fee on sales through dealers it sourced.

We paid a portion of the purchase price equal to $10.0 million at the First Closing. The balance of the consideration would have been paid and Cole Capital would have been acquired by us at a second closing, which did not occur.

On November 3, 2014, we announced that we had terminated the previously disclosed definitive agreement to acquire Cole Capital from ARCP OP. Also on November 3, 2014, ARCP issued a press release asserting that, in its view, we had no basis to terminate the agreement and that our termination of the agreement was itself breach of the agreement. On November 11, 2014, ARCP filed suit for specific performance, injunctive relief and other relief against us in the Court of Chancery of the State of Delaware, (the “ARCP Action”) and, on November 12, 2014, ARCP issued a press release asserting that our termination of the agreement constituted a breach of contract.

On December 4, 2014, we entered into a binding term sheet with ARCP to settle the ARCP Action. Pursuant to the terms of the settlement, we paid ARCP a negotiated break-up fee consisting of a cash payment of $32.7 million and a $15.3 million, two-year promissory note bearing interest at a rate of 8% per annum, and ARCP dismissed with prejudice its lawsuit against us and, accordingly, the acquisition of Cole Capital did not proceed. The principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. During the period from December 4, 2014 to April 29, 2015, we paid $0.4 million in interest on this promissory note.

We and ARCP also agreed, among other things, that ARCP would keep the $10.0 million payment delivered by us in connection with the First Closing and we would release ARCP from its obligation to pay $2.0 million in respect of structuring services provided by Realty Capital Securities in connection with ARCP’s May 2014 equity offering. See “— Services Provided to REITs Sponsored by American Realty Capital and Other Related Parties — Capital Markets.”

Pursuant to our binding term sheet entered into with ARCP on December 4, 2014, we and ARCP agreed with to work in good faith to terminate any remaining transactions and relationships. A formal definitive settlement agreement is expected to be entered into during 2015. As of December 31, 2014, there were no on-going or pending transactions or relationships between ARCP and the Company.

AR Capital Real Estate Income Fund

As of March 31, 2015, RCS Advisory, Realty Capital Securities and the Company had investments in the AR Capital Real Estate Income Fund of $0.02 million, $7.8 million and $2.8 million, respectively. American Realty Capital is the advisor of AR Capital Real Estate Income Fund.

Lease of Lodging Facility

In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from an affiliate, ARC HTNEWRI001, LLC. Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC, or Crestline, to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to us, net of the fees from Crestline. During the period from January 1, 2014 to March 31, 2015, we incurred $0.1 million in rent expense under these arrangements.

Indemnification Agreements with Executive Officers and Directors

We are party to separate indemnification agreements with each of our executive officers and directors, which require us to indemnify them against liabilities to the fullest extent permitted by Delaware law.

Other Related Party Transactions

Nicholas S. Schorsch, Jr., the son of Mr. Schorsch, the former executive chairman of our Board of Directors, was employed during 2013 as a Senior Product Manager at Realty Capital Securities. Nicholas S. Schorsch, Jr. was not employed as an employee of Realty Capital Securities, the Company or any other Company subsidiary in 2014. In 2014, Nicholas S. Schorsch, Jr. received a grant in respect of his 2013 performance consisting of 15,000 restricted shares of our Class A common stock having a value of $406,611, based on the ten-day VWAP of our Class A common stock as of March 14, 2014 (the date of the award agreement) of $27.1074.

In 2013, the Company extended a non-interest bearing loan to Mr. Roth in the amount of $187,046 in respect of federal income taxes payable by Mr. Roth on the vested portion of certain restricted stock grants he received upon the commencement of his employment with a subsidiary of the Company. Mr. Roth repaid such loan in full in 2014.

Director Independence

We have determined that Messrs. Auerbach, McMillen, Brown, and Wood are independent directors within the meaning of the applicable rules of the SEC and the NYSE.

Item 14. Principal Accounting Fees and Services

On June 13, 2014, the Company and WeiserMazars LLP (“Weiser”) agreed to terminate the client-auditor relationship. The Company engaged PricewaterhouseCoopers LLP as its new independent registered public accounting firm as of June 13, 2014 for the fiscal year ended December 31, 2014. The Audit Committee participated in and approved the decision to change the Company’s independent registered public accounting firm.

The reports of Weiser on the financial statements for the fiscal years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2013 and 2012 and the subsequent interim period through June 13, 2014, there were no disagreements with Weiser on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Weiser would have caused them to make reference thereto in their reports on the financial statements for such years.

During the fiscal years ended December 31, 2013 and 2012 and the subsequent interim period through June 13, 2014, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2013 and 2012 and the subsequent interim period through June 13, 2014, the Company had not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The following table sets forth the aggregate fees for audit and other services for the year ended December 31, 2013 by Weiser and for the year ended December 31, 2014 by PricewaterhouseCoopers LLP, our independent registered public accounting firms for fiscal years (in thousands).

	2014(1)		2013
Audit fees	$5,818.5		$643.5
Audit-related fees	851.0	(2)	51.6	(3)
Tax fees	676.8	(4)	—
All other fees	407.1	(5)	—
Total fees	$7,753.4		$695.1

(1)	In addition. $654.1 thousand was paid to Weiser for the year ended December 31, 2014, of which $583.7 thousand related to audit fees, $69.6 thousand related to audit-related fees and $0.8 thousand related to all other fees.
(2)	These fees primarily relate to the services rendered in connection with the relevant broker dealer reports on internal control as required by Regulation 1.16 of the Commodity Futures Trading Commissions, custody rule reports, surprise examinations, SOC 1 report and ANST under Rule 17a-13 control reports.
(3)	These fees related to the annual study and evaluation of internal accounting control for ANST under Rule 17ad-13 and accounting consultations in connection with acquisitions.
(4)	These fees primarily relate to the services rendered for tax compliance, tax advice, and tax planning including state apportionment rates, various structuring matters and limited scope tax due diligence.
(5)	These fees primarily relate to a) performance of a quality of earnings report related to a potential business acquisition and b) assistance provided to management in their assessment of which new human resource application to implement at a subsidiary.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.

All the services described above were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(i)	All financial statements of the Registrant are included in the Original Form 10-K.
(ii)	All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the Original Form 10-K.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K/A. The remaining exhibits to the Original 10-K are listed in Item 15 of the Original Form 10-K.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Written statements of the Principal Executive Officer and Principal Financial Officer of RCS Capital Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation
Date: April 30, 2015	By: /s/ EDWARD M. WEIL, JR. Edward M. Weil, Jr. Chief Executive Officer and Director (Principal Executive Officer)
Date: April 30, 2015	By: /s/ BRIAN D. JONES Brian D. Jones Chief Financial Officer and Director (Principal Financial Officer and Chief Accounting Officer)
Date: April 30, 2015	By: /s/ R. LAWRENCE ROTH R. Lawrence Roth Director
Date: April 30, 2015	By: /s/ MARK AUERBACH Mark Auerbach Non-Executive Chairman of the Board of Directors
Date: April 30, 2015	By: /s/ PETER M. BUDKO Peter M. Budko Director
Date: April 30, 2015	By: /s/ JEFFREY J. BROWN Jeffrey J. Brown Director
Date: April 30, 2015	By: /s/ C. THOMAS MCMILLEN C. Thomas McMillen Director
Date: April 30, 2015	By: /s/ HOWELL D. WOOD Howell D. Wood Director