Form 10-Q
period 2015-03-31
RCS Capital Corp
filed 2015-05-11
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35924
RCS Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-3894716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
405 Park Avenue, 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on May 8, 2015 was 77,181,855 shares and one share, respectively.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
March 31, 2015

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$170,232	$199,435
Cash and securities segregated under federal and other regulations	19,051	19,030
Available-for-sale securities	2,791	11,473
Trading securities	14,085	10,242
Accounts receivable:
Due from related parties	34,168	31,580
Due from non-related parties	154,711	141,309
Prepaid expenses and other assets	89,250	85,674
Property and equipment (net of accumulated depreciation of $7,645 and $5,488, respectively)	26,892	24,746
Deferred compensation plan investments	85,551	83,456
Notes receivable (net of allowance of $894 and $914, respectively)	72,760	68,989
Deferred financing fees	26,283	27,808
Intangible assets (net of accumulated amortization of $95,311 and $68,106, respectively)	1,250,155	1,243,525
Goodwill	577,742	519,361
Total assets	$2,523,671	$2,466,628

Liabilities, Mezzanine Equity and Stockholders’ Equity
Payable to customers	$22,199	$13,832
Commissions payable	115,345	102,056
Accrued expenses and accounts payable:
Due to related parties	3,249	2,479
Due to non-related parties	84,753	93,898
Derivative contracts	64,361	81,032
Other liabilities	47,142	37,036
Deferred compensation plan accrued liabilities	86,619	84,963
Net deferred tax liability	269,259	266,202
Contingent and deferred consideration	159,681	145,430
Long-term debt	814,987	804,411
Total liabilities	1,667,595	1,631,339

Commitments and contingencies — See Note 16 for more information.	—	—

Mezzanine Equity
11% Series B Preferred Stock $0.001 par value, 100,000,000 shares authorized, 5,800,000 issued and outstanding as of March 31, 2015, and December 31, 2014	147,849	146,700
7% Series C Convertible Preferred Stock $0.001 par value, 100,000,000 shares authorized, 4,400,000 issued and outstanding as of March 31, 2015, and December 31, 2014	111,912	111,288

Stockholders’ Equity
Class A common stock, $0.001 par value, 100,000,000 shares authorized, 77,159,269 issued and outstanding as of March 31, 2015, and 100,000,000 shares authorized, 70,571,540 issued and outstanding as of December 31, 2014	77	71
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of March 31, 2015, and December 31, 2014	—	—
Additional paid-in capital	757,250	723,113
Accumulated other comprehensive income (loss)	132	(120)
Retained deficit	(193,959)	(179,804)
Total stockholders’ equity	563,500	543,260
Non-controlling interests	32,815	34,041
Total liabilities, mezzanine and equity	$2,523,671	$2,466,628
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Retail commissions	$278,068	$47,889
Selling commissions:
Related party products	44,483	92,420
Non-related party products	13,293	157
Dealer manager fees:
Related party products	20,940	44,438
Non-related party products	5,980	72
Investment banking fees (related party products)	5,414	31,732
Advisory and asset-based fees (non-related party)	157,265	31,711
Transfer agency revenue (related party products)	4,266	3,386
Services revenue:
Related party products	6,763	8,100
Non-related party products	2,872	81
Reimbursable expenses:
Related party products	335	6,033
Non-related party products	154	30
Investment fee revenue	12,166	—
Transaction fees	47,987	6,581
Other revenue	25,598	738
Total revenues	625,584	273,368

Expenses:
Retail commissions and advisory	385,877	68,470
Wholesale commissions:
Related party products	28,143	86,996
Non-related party products	12,684	157
Wholesale reallowance:
Related party products	4,479	12,821
Non-related party products	2,190	29
Investment fee expense	6,886	—
Internal commissions, payroll and benefits	82,276	43,359
Conferences and seminars	8,870	6,996
Travel	4,043	2,492
Marketing and advertising	4,166	3,074
Professional fees	12,083	4,600
Data processing	10,446	3,777
Quarterly fee (related party)	—	1,782
Acquisition-related costs	2,456	6,717
Interest expense	18,442	231
Occupancy	7,744	3,039
Depreciation and amortization	29,350	2,017
Clearing and exchange fees	10,178	1,988
Outperformance bonus (related party)	—	7,150
Other expenses	17,691	2,621
Total expenses	648,004	258,316
Income (loss) before taxes	(22,420)	15,052
Provision (benefit) for (from) income taxes	(7,039)	2,903
Net (loss) income	(15,381)	12,149
Less: net income (loss) attributable to non-controlling interests	(1,226)	8,864
Less: preferred dividends	6,601	—
Net (loss) income attributable to Class A common stockholders	$(20,756)	$3,285

Per Share Data
Net (loss) income per share attributable to Class A common stockholders (Note 14)
Basic	$(0.29)	$0.11
Diluted	$(0.47)	$0.11

Weighted-average basic shares	71,129,912	26,831,762
Weighted-average diluted shares	85,554,546	28,156,762
Cash dividend declared per common share	$—	$0.18

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(15,381)	$12,149
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities, net of tax	252	416
Total other comprehensive loss, net of tax	252	416
Total comprehensive income (loss)	(15,129)	12,565
Less: Net comprehensive income (loss) attributable to non-controlling interests	(1,226)	9,319
Less: preferred dividends and deemed dividends	6,601	—
Net comprehensive income (loss) attributable to RCS Capital Corporation	$(20,504)	$3,246

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A common stock		Class B common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Stockholders’ Equity and Non-controlling Interest
Balance, December 31, 2013	13,764,929	$14	24,000,000	$24	$180,528		$1,164	$(46)	$181,684	$34,670	$216,354
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	502
Net income	—	—	—	—	—		917	—	917	8,840	9,757
Balance, February 10, 2014	13,764,929	14	24,000,000	24	180,528		2,081	1	182,648	44,175	226,823

Exchange Transactions	23,999,999	24	(23,999,999)	(24)	44,676	(a)	—	—	44,676	(43,473)	1,203
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	6,940	6,940
Issuance of restricted stock awards	1,817,238	2	—	—	8,259		(5,291)	—	2,970	—	2,970
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(86)	(86)	—	(86)
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(24)	(24)
Net income	—	—	—	—	—		2,368	—	2,368	24	2,392
Dividend equivalents on restricted stock, net of tax	—	—	—	—	(327)		—	—	(327)	—	(327)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		—	—	(4,770)	—	(4,770)
Balance March 31, 2014	39,582,166	$40	1	$—	$228,366		$(842)	$(85)	$227,479	$7,642	$235,121

Balance, December 31, 2014	70,571,540	$71	1	$—	$723,113		$(179,804)	$(120)	$543,260	$34,041	$577,301
Retirement of shares	(161)	—	—	—	—		—	—	—	—	—
Preferred stock conversion(b)	2,042,022	2	—	—	(2)		—	—	—	—	—
First Allied restricted stock plan issuance	69,427	—	—	—	1,283		—	—	1,283	—	1,283
Issuance of restricted stock awards and warrants	1,244,670	1	—	—	3,609		—	—	3,610	—	3,610
Shares issued in connection with the settling of contingent consideration due to the JP Turner acquisition	245,813	—	—	—	2,730		—	—	2,730	—	2,730
Shares issued in connection with the VSR acquisition	2,436,429	2	—	—	26,772		—	—	26,774	—	26,774
Shares issued in connection with the Girard acquisition	549,529	1	—	—	6,346		—	—	6,347	—	6,347
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—		—	252	252	—	252
Net loss	—	—	—	—	(6,601)		(14,155)	—	(20,756)	(1,226)	(21,982)
Balance, March 31, 2015	77,159,269	$77	1	$—	$757,250		$(193,959)	$132	$563,500	$32,815	$596,315
_____________________
(a) Includes deferred tax impact of $1.2 million due to the exchange of Class B units in the Company’s operating subsidiaries for shares of Class A common stock.
(b) Represents shares of Class A common stock issued on February 23, 2015 on account of shares of Series A preferred stock submitted for conversion on December 12, 2014.
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(15,381)	$12,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,145	249
Amortization	27,205	1,768
Equity-based compensation	4,892	10,120
Deferred income taxes	(8,936)	(854)
Loss on the sale of available-for-sale securities	368	91
Change in contingent and deferred consideration	3,656	7
Gain on derivative contracts	(23,427)	—
Deferred compensation plan investments, net	(439)	—
Forgiveness of notes receivable	2,208	590
Change in fair value of trading securities	335	(590)
Deferred financing fees amortization	3,044	—
Other	(41)	—
Increase (decrease) resulting from changes in:
Cash and securities segregated under federal and other regulations	(21)	—
Trading securities	2,472	(215)
Accounts receivable:
Due from related parties	(2,588)	31,656
Due from non-related parties	(11,554)	1,244
Prepaid expenses and other assets	(1,727)	325
Notes receivable	(5,959)	(2,797)
Payable to customers	8,367	—
Commissions payable	13,050	791
Accrued expenses and accounts payable:
Due to related parties	770	(2,400)
Due to non-related parties	(15,091)	4,996
Other liabilities	5,235	3,627
Payment of contingent consideration in excess of acquisition date fair value	(2,680)	—
Net cash (used in) provided by operating activities	(14,097)	60,757

Cash flows from investing activities:
Purchases of available-for-sale securities	(26)	(137)
Proceeds from the sale of available-for-sale securities	8,780	3,000
Purchase of property and equipment	(3,634)	(177)
Payment for SK Research — intangible assets and property and equipment	—	(10,092)
Payment for VSR acquisition, net of cash acquired	(19,077)	—
Payment for Girard acquisition, net of cash acquired	(9,107)	—
Net cash used in investing activities	(23,064)	(7,406)

Cash flows from financing activities:
Proceeds from the issuance of first lien revolving facility and term loans, respectively	23,000	248
Payments on long-term debt	(7,188)	(800)
Payment of contingent and deferred consideration	(7,854)	(85)
Dividends paid	—	(450)
Deferred offering costs and financing fees	—	(3,028)
Net cash provided by (used in) financing activities	7,958	(4,115)

Net (decrease) increase in cash	(29,203)	49,236
Cash and cash equivalents, beginning of period	199,435	70,059
Cash and cash equivalents, end of period	$170,232	$119,295
See Notes to Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
During the year ended December 31, 2014, the Company entered into a series of restructuring transactions beginning in February and ending in December (the “2014 Restructuring Transactions”) designed to help simplify the Company’s capital structure. As a result of the completion of the 2014 Restructuring Transactions, the non-controlling interests in the Original Operating Subsidiaries and RCS Capital Holdings, LLC (“RCS Holdings”), an intermediate holding company formed to own the Original Operating Subsidiaries in connection with the 2014 Restructuring Transactions, were eliminated. Pursuant to the 2014 Restructuring Transactions, (i) the Company formed RCS Holdings, (ii) all of the Class B Units in each of the Original Operating Subsidiaries (each, an “Original Operating Subsidiaries Unit”), which had been held by RCAP Holdings, LLC (“RCAP Holdings”) were exchanged for shares of Class A common stock of the Company, par value $0.001 per share (“Class A common stock”), or canceled, (iii) all but one share of the Class B common stock of the Company, par value $0.001 per share (“Class B common stock”), was canceled, (iv) RCS Capital Management, LLC (“RCS Capital Management”), the Company’s external services provider, contributed to RCS Holdings all of its LTIP Units in the Original Operating Subsidiaries in exchange for LTIP Units in RCS Holdings, (v) a portion of the LTIP Units in RCS Holdings, all of which were held by the individual members (the “Members”) of RCS Capital Management, who were also members of RCAP Holdings, were determined by the board of directors to be earned in April 2014 and the balance of the LTIP Units in RCS Holdings not earned at that date were terminated, and (vi) all of the Class C Units in RCS Holdings held by the Members, which were received upon automatic conversion of the LTIP Units in RCS Holdings due to their early vesting on December 31, 2014, were exchanged for shares of Class A common stock.
During the year ended December 31, 2014, the Company also completed a public offering and a concurrent private offering of Class A common stock and issued long-term debt and preferred stock. This allowed the Company to undertake a series of acquisitions, which are described in Note 2, aimed at diversifying the Company’s revenue stream. The Company is now engaged in the Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management and Investment Research businesses.
2. Recent Acquisitions
Recent Acquisitions
During the year ended December 31, 2014, the Company completed the acquisitions of Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (together, “J.P. Turner”), Hatteras Funds Group (“Hatteras”), First Allied Holdings Inc. (“First Allied”), Investors Capital Holdings, Ltd. (“ICH”), Validus/Strategic Capital Partners, LLC (“StratCap”), Trupoly, LLC (“Trupoly”) and a controlling interest in Docupace Technologies, LLC (“Docupace”) and during the three months ended March 31, 2015, the Company completed the acquisitions of VSR Group, Inc. (“VSR”) and Girard Securities, Inc. (“Girard”) (collectively, the “recent acquisitions”). The recent acquisitions were made in order for the Company to diversify its revenue stream. The resulting goodwill associated with the recent acquisitions is made up of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors. All of the recent acquisitions have been accounted for using the purchase method of accounting except for the First Allied acquisition.
The First Allied acquisition, which closed on June 30, 2014, was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements as of and for the three months ended March 31, 2014 have been recast to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
The Company’s results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly, Docupace, VSR and Girard beginning on the date of each respective acquisition.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Details of each recent acquisition are as follows:
Cetera Financial Holdings
On April 29, 2014, the Company completed the acquisition of Cetera. The purchase price was $1.15 billion (subject to certain adjustments), and the Company paid $1.13 billion in cash after adjustments. Cetera is a financial services holding company formed in 2010 that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors, Cetera Advisor Networks, Cetera Investment Services and Cetera Financial Specialists. The acquisition, including related costs, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan (together, with a $25.0 million senior secured first lien revolving credit facility, the “Bank Facilities”), the issuance of $120.0 million (aggregate principal amount) of 5.0% Senior Convertible Notes due 2021 (the “convertible notes”) and $270.0 million (aggregate stated liquidation value) of 7.0% Series A Convertible Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), as described in further detail in Notes 8 and 10, and cash on hand.
The assignment of the total consideration for the Cetera acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$241,641
Cash and segregated securities	7,999
Trading securities	741
Receivables	49,443
Property and equipment	17,735
Prepaid expenses	15,083
Deferred compensation plan investments	76,010
Notes receivable	38,805
Other assets	37,096
Accounts payable	(94,074)
Accrued expenses	(32,421)
Other liabilities	(112,977)
Deferred compensation plan accrued liabilities	(75,294)
Total fair value excluding goodwill and intangible assets	169,787
Goodwill	292,165
Intangible assets	944,542
Deferred tax liability	(273,752)
Total consideration	$1,132,742
During the three months ended March 31, 2015, Cetera’s goodwill increased $1.9 million due to additional information with respect to the deferred tax position as of the acquisition date.
As of March 31, 2015, approximately $8.1 million of the goodwill from Cetera’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Cetera consideration consisted of the following (in thousands):

Contractual purchase price	$1,150,000
Purchase price adjustments	17,258
Total consideration	$1,132,742

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company’s supplemental pro forma results of operations for Cetera for the three months ended March 31, 2014 are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$295.1
Loss before taxes	(6.1)
The supplemental pro forma results of operations for the three months ended March 31, 2014 include adjustments which reflect a full three months of amortization of intangible assets in connection with the closing of the acquisition of Cetera on April 29, 2014. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the three months ended March 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $3.3 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Summit Financial Services Group
On June 11, 2014, the Company completed the acquisition of Summit. Summit was a publicly traded company that had financial advisors providing securities brokerage and investment retail advice in the United States with its common stock listed on the OTC Markets Group, Inc. under the symbol “SFNS.”
Pursuant to the merger agreement, each share of Summit common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive $1.588 in merger consideration, which consisted of cash and Class A common stock. Summit shareholders who received merger consideration were also entitled to receive the pro rata portion of certain tax refunds generated after the closing of the merger as a result of certain net operating losses incurred by Summit in 2014 and which were not acquired by the Company pursuant to the merger agreement. The aggregate amount of these refunds is currently estimated to be approximately $2.5 million, or approximately $0.06 per share of Summit common stock, and will be paid (without interest) no later than June 30, 2015.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

As of March 31, 2015, approximately $0.1 million of the goodwill from Summit’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Summit consideration consisted of the following (in thousands):

Cash paid by the Company	$46,727
Stock issued by the Company	10,431
Total consideration	$57,158
The Company’s supplemental pro forma results of operations for Summit for the three months ended March 31, 2014 are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$24.8
Income before taxes	0.4
The supplemental pro forma results of operations for the three months ended March 31, 2014 include adjustments which reflect a full three months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the three months ended March 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.4 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
On March 4, 2015, the Company amended its agreement with the sellers of J.P. Turner to settle the remaining consideration. As part of the amendment, the Company paid aggregate consideration of $9.1 million, which consisted of $6.4 million in cash and 245,813 shares of Class A common stock, or an aggregate value of $2.7 million based on $11.106 per share, the average of the per share closing price of Class A common stock for the five trading days prior to March 4, 2015. In addition, the Company recorded new deferred consideration of $4.8 million payable six months from the settlement date which will be paid 50% in cash and 50% in shares of Class A common stock. The Company also settled its receivable in respect of an indemnification claim of $1.8 million as part of the amendment which resulted in a gain of $1.2 million for the three months ended March 31, 2015 which was reflected as a reduction in other expenses in the statement of operations.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The assignment of the total consideration for the J.P. Turner acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$10,171
Receivables	712
Property and equipment	232
Prepaid expenses	892
Notes receivable	1,660
Other assets	2,171
Accounts payable	(1,710)
Accrued expenses	(8,543)
Other liabilities	(656)
Total fair value excluding goodwill and intangible assets	4,929
Goodwill	13,579
Intangible assets	14,200
Total consideration	$32,708
As of March 31, 2015, approximately $4.1 million of the goodwill from the J.P. Turner acquisition is deductible for income tax purposes.
The total J.P. Turner consideration consisted of the following (in thousands):

Cash paid by the Company	$12,786
Stock issued by the Company	4,860
Contingent consideration	4,500
Deferred consideration	10,562
Total consideration	$32,708
The Company’s supplemental pro forma results of operations with J.P. Turner for the three months ended March 31, 2014 are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$15.0
Income before taxes	0.7
The supplemental pro forma results of operations include adjustments which reflect a full three months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Pursuant to the purchase agreement, the aggregate initial purchase price was $40.0 million (subject to certain adjustments for net working capital, net assets under management and consolidated pre-tax net income) payable as follows: (A) 75.0% was paid on the closing date of the Hatteras acquisition; (B) 7.5% will be payable on June 30, 2015, the first anniversary of the closing date of the Hatteras acquisition; (C) 7.5% will be payable on June 30, 2016, the second anniversary of the closing date of the Hatteras acquisition; and (D) 10.0% will be payable on June 30, 2017, the third anniversary of the closing date of the Hatteras acquisition. Additionally, pursuant to the purchase agreement, the Company will pay additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of Hatteras in the fiscal years ending December 31, 2016 and December 31, 2018. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $24.9 million and $9.4 million, respectively. As of March 31, 2015, the fair value of the contingent consideration was $29.5 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of operations. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.
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
As of March 31, 2015, the goodwill from the Hatteras acquisition is not deductible for income tax purposes.
The total Hatteras consideration consisted of the following (in thousands):

Cash paid by the Company	$30,000
Contingent consideration	24,880
Deferred consideration	9,430
Total consideration	$64,310
The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of March 31, 2015 was as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$14,716	$94,454
The Company’s supplemental pro forma results of operations for Hatteras for the three months ended March 31, 2014 are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$14.0
Income before taxes	1.2

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The supplemental pro forma results of operations for the three months ended March 31, 2014 include adjustments which reflect a full three months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the three months ended March 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.4 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
As of March 31, 2015, approximately $7.6 million of the goodwill from First Allied’s historic pre-acquisition goodwill was deductible for income tax purposes.
Investors Capital Holdings
On July 11, 2014, the Company completed the acquisition of ICH. ICH was a publicly traded company with its common stock listed on the NYSE MKT under the symbol “ICH”. ICH provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance as well as investment advisory and asset management services.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The assignment of the total consideration for the ICH acquisition as of the date of the acquisition was as follows (in thousands):

Cash and cash equivalents	$6,881
Short term investments and securities owned	499
Receivables	7,500
Property and equipment	275
Notes receivable	1,875
Deferred compensation	2,250
Deferred tax asset	2,613
Other assets	1,055
Accounts payable and accrued expenses	(1,945)
Other liabilities	(7,593)
Notes payable and long-term debt	(2,918)
Non-qualified deferred compensation	(2,611)
Total fair value excluding goodwill, intangible assets, and deferred tax liability	7,881
Goodwill	26,680
Intangible assets	30,100
Deferred tax liability	(12,152)
Total consideration	$52,509
As of March 31, 2015, the goodwill from the ICH acquisition is not deductible for income tax purposes.
The total ICH consideration consisted of the following (in thousands):

Cash paid by the Company	$8,412
Stock issued by the Company	44,097
Total consideration	$52,509
The Company’s supplemental pro forma results of operations for ICH for the three months ended March 31, 2014 are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$22.4
Loss before taxes	(1.6)
The supplemental pro forma results of operations include adjustments which reflect a full three months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
Validus/Strategic Capital Partners
On August 29, 2014, the Company completed the acquisition of StratCap. StratCap, through its subsidiaries, is a wholesale distributor of alternative investment programs. StratCap’s subsidiaries distribute a platform of offerings consisting of two non-traded REITs, a non-traded business development company (“BDC”) and two public, non-traded limited liability companies. StratCap holds minority interests in four of the investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth investment program.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The aggregate consideration paid on the date of the acquisition was $77.5 million. The Company issued 464,317 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and $67.5 million paid in cash. Additionally, the Company paid $10.0 million in cash on December 1, 2014 and will pay earn-out payments in 2015 and 2016 based on the achievement of certain agreed-upon EBITDA performance targets. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $67.3 million and $10.0 million, respectively. As of March 31, 2015, the fair value of the contingent consideration was $71.7 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statements of operations. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.
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
As of March 31, 2015, the goodwill from the StratCap acquisition is not deductible for income tax purposes.
The total StratCap consideration consisted of the following (in thousands):

Cash paid by the Company	$67,510
Stock issued by the Company	10,000
Contingent consideration	67,300
Deferred consideration	9,970
Total consideration	$154,780
The contingent and deferred consideration in the table above represents the fair value which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of March 31, 2015 was as follows (in thousands):

	Low Case	High Case
Estimated contingent consideration amount	$70,840	$125,920

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company’s supplemental pro forma results of operations for StratCap for the three months ended March 31, 2014 are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$38.8
Loss before taxes	(1.5)
The supplemental pro forma results of operations include adjustments which reflect a full three months of amortization of intangible assets.
Trupoly
On July 21, 2014, the Company announced that it is establishing a crowdfunding investment platform which it has rebranded under the name, “DirectVest.” In connection with this initiative, the Company acquired substantially all the assets of New York based Trupoly, a white-label investor relationship management portal, which will be integrated into the Company’s new crowdfunding investment platform. The assets of Trupoly primarily consist of intangible assets related to existing technology and a non-compete agreement.
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
As of March 31, 2015, approximately $0.7 million of the goodwill from the Trupoly acquisition is deductible for income tax purposes.
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
In addition, the Company made a $4.0 million capital contribution, which increased its total ownership interest to 53.525%. Subject to certain covenants in the operating agreement and if needed to achieve the strategic goals of Docupace’s business as determined by the board of directors, the Company may be required by Docupace’s management to make additional capital contributions of $28.0 million and $20.0 million in cash during the years ended December 31, 2015 and 2016, respectively. The Company expects to pay post-closing consideration of $16.6 million in cash, Class A common stock or a combination thereof. The Company and the sellers have agreed to a delay in the settlement of the contingent payment that was due on February 20, 2015, pending resolution of certain matters under discussion.
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
Based on preliminary estimates, approximately $23.9 million of the goodwill from the Docupace acquisition is deductible for income tax purposes as of March 31, 2015.
VSR
On March 11, 2015, the Company completed the acquisition of VSR.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The aggregate consideration was $71.2 million (subject to certain adjustments detailed below). At the closing, the Company issued 2,436,429 shares of Class A common stock in a private placement with an aggregate value of $26.8 million, based on $10.989 per share, the VWAP of Class A common stock for the ten trading days ending March 9, 2015, and paid aggregate consideration in cash of $26.8 million. In addition, the Company will pay deferred consideration of $9.5 million, which will increase or decrease by the amount by which total revenue, adjusted EBITDA, group capital, net capital, indebtedness and certain transaction expenses, each as measured at the closing date (the “Adjustment Amounts”) is greater than or less than their respective target amounts. The deferred consideration will be paid upon resolution of a final settlement statement specifying the Adjustment Amounts initially delivered by the Company to the sellers no later than 120 days after the closing date. Also, the Company will pay deferred consideration of $8.1 million (payable 50% in cash and 50% in shares of Class A common stock) no later than 20 days after the second anniversary of the closing date, subject to reduction for amounts paid by the Company in connection with certain claims for which the sellers have agreed to indemnify the Company pursuant to the purchase agreement.
Girard
On March 18, 2015 (the “Girard Closing Date”), the Company completed the acquisition of Girard.
The aggregate consideration was $28.8 million (subject to certain adjustments below), which is inclusive of the preliminary estimate of amounts payable on the first, second and third anniversaries of the Girard Closing Date pursuant to an advisor recruiting plan (the “Girard Recruiting and Retention Payments”) and the deferred consideration. The Company issued 549,529 shares of Class A common stock in a private placement with an aggregate value of $6.3 million, based on $11.549 per share, the VWAP of Class A common stock for the ten trading days ending March 17, 2015 (such price, the “Girard Closing Date VWAP”), and paid aggregate consideration in cash of $14.5 million. In addition, pursuant to the purchase agreement, within 20 days after the 15th-month anniversary of the Girard Closing Date, the Company will issue the number of shares of Class A common stock equivalent to $2.4 million divided by the Girard Closing Day VWAP, subject to reduction for amounts paid by the Company in connection with certain losses for which the sellers have agreed to indemnify the Company pursuant to the purchase agreement. The preliminary fair value as of the Girard Closing Date of the Girard Recruiting and Retention Payment is $5.6 million and it is payable 60% in cash and 40% in shares of Class A common stock. The Girard Recruiting and Retention payments will increase or decrease based on the amount of gross dealer concessions generated by Girard’s financial advisors for the twelve-month period prior to each anniversary.
Consolidated pro forma results
The Company’s supplemental pro forma results of operations, which include the Original Operating Subsidiaries, Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap for the three months ended March 31, 2014, are as follows (in millions):

Three Months Ended March 31,
2014
Total revenues	$683.9
Loss before taxes	(0.6)
Benefit from income taxes(1)	(0.3)
Net loss	(0.3)
Less: income attributable to non-controlling interest	8.9
Less: preferred dividends	4.7
Net loss attributable to Class A common stockholders	$(13.9)
________________________
(1) Reflects pro forma adjustment to record the income tax provision based on the assumed 40% tax rate.
The consolidated supplemental pro forma results of operations do not include pro forma results for Trupoly, Docupace, VSR and Girard as they would have had an immaterial impact. The consolidated supplemental pro forma results of operations include adjustments which reflect a full three months of amortization of intangible assets and interest expense. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the three months ended March 31, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $11.1 million based on the assumption that these transactions were completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree or the Company to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

3. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory, ANST, SK Research, LLC (“SK Research”), Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly, Docupace, VSR and Girard for the periods since acquisition and of First Allied for the periods since it was under the control of RCAP Holdings. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results.
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. The statement of financial condition as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements as of and for the three months ended March 31, 2014 have been recast to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill was recorded.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09. If the changes to the proposed ASU are ratified, the standard will be effective for public entities for annual reporting periods beginning after December 31, 2017. The Company is still evaluating the impact of ASU 2014-09.
In November 2014, the FASB issued Accounting Standards Update 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. The amendments in ASU 2014-16 did not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required but rather clarified how U.S. GAAP should be interpreted in concluding on the nature of the host contract. The Company adopted ASU 2014-16 during the fourth quarter of 2014. The adoption of ASU 2014-16 did not have an impact on the Company’s previously reported financial condition or results of operations.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The key provisions of ASU 2015-03 are a) that debt issuance costs be reported on the statement of financial condition as a reduction in the liability for long-term debt rather than as an asset and b) that the amortization of debt issuance costs be reported as interest expense. For public companies, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity will apply ASU 2015-03 retrospectively to all prior periods. The Company is still evaluating the impact of ASU 2015-03.
In May 2015, the FASB issued Accounting Standards Update 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize investments within the fair value hierarchy for which their fair value is measured at net asset value using the practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value practical expedient. Instead, those disclosures would be limited to investments for which the entity has elected to estimate the fair value using that practical expedient. For public companies, the final consensus will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. A reporting entity will apply the final consensus retrospectively. While the Company is still evaluating the impact of ASU 2015-07, it will not have an impact on the Company’s financial condition, results of operations or cash flows because the update only affects disclosure requirements. ASU 2015-07 is not expected to have a significant impact on the Company’s fair value disclosures as the Company currently has few investments for which their fair values are determined using net asset value.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company assumes all transfers occur at the beginning of the quarterly reporting period in which they occur. For the three months ended March 31, 2015 and for the year ended December 31, 2014 there were no transfers in or out of Level 3.
Cash equivalents include money market mutual fund instruments, which are short term in nature with readily determinable values derived from active markets. Mutual funds, substantially all deferred compensation plan investments and publicly traded securities with sufficient trading volume are fair valued by management using quoted prices for identical instruments in active markets. Accordingly, these securities are primarily classified within Level 1. Government bonds, U.S. Treasury securities, corporate bonds, certificates of deposit and mutual funds are fair valued by management using references to prices for similar instruments, quoted prices or recent transactions in less active markets and these securities are primarily classified within Level 2. The Company’s free-standing and embedded derivative contracts are not traded on an exchange. Consequently, the fair value was determined by a third-party valuation company and reviewed by the Company. A binomial lattice model was used to derive the fair value for the embedded derivatives related to the Series C preferred stock while the embedded derivatives related to the convertible notes and the put/call were based on a Monte Carlo simulation that incorporates assumptions including duration, probability of redemption, the volatility of the market price of Class A common stock, the risk free rate of interest and the discount rate. The derivative contracts are classified as Level 3 in the Company’s fair value hierarchy.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
Pursuant to the terms of the related purchase agreements, the Company is obligated to pay contingent consideration to the sellers of Hatteras, StratCap and Girard and contingent consideration related to acquisitions made by First Allied prior to its acquisition by RCAP Holdings in September 2013. During the three months ended March 31, 2015, the Company settled the contingent consideration related to the J.P. Turner acquisition and substantially all of the contingent consideration related to acquisitions made by First Allied prior to its acquisition by RCAP Holdings in September 2013. As of March 31, 2015, the Company estimated the fair value of future payments of contingent consideration to be $107.2 million. See Note 2 for more information. As of December 31, 2014, the Company had an estimated $107.3 million in contingent consideration.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of March 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$71,900	$—	$—		$71,900
Available-for-sale securities:
Mutual funds	2,791	—	—		2,791
Total available-for-sale	2,791	—	—		2,791
Trading securities:
Equity securities	462	—	—		462
Mutual funds	9,830	523	—		10,353
Certificate of deposits	—	2,632	—		2,632
U.S. government bonds	2	9	—		11
State and municipal bonds	—	47	—		47
Corporate bonds	9	51	—		60
Other	51	—	469		520
Total trading securities	10,354	3,262	469		14,085
Deferred compensation plan investments:
Money market fund	4,971	—	—		4,971
International global funds	18,765	—	—		18,765
U.S. equity funds	48,706	—	—		48,706
U.S. fixed-income funds	10,188	—	—		10,188
Mutual funds	—	2,921	—		2,921
Total deferred compensation plan investments	82,630	2,921	—		85,551
Prepaid expenses and other assets(1)	—	—	5,047		5,047
Total	$167,675	$6,183	$5,516		$179,374

Liabilities:
Derivative contracts	$—	$—	$79,481	(2)	$79,481
Other liabilities:
Equity securities	114	—	—		114
Mutual funds and unit investment trusts	25	—	—		25
State and municipal government obligations	—	208	—		208
Certificate of deposit	42	—	—		42
Contingent consideration	—	—	107,228	(3)	107,228
Total	$181	$208	$186,709		$187,098
_____________________
(1) Primarily represents investments in REITs, oil and gas interests and other illiquid investments.
(2) Includes $15.1 million of derivatives classified in long-term debt.
(3) Excludes deferred payments, which are measured at fair value on a non-recurring basis.
During the three months ended March 31, 2015, the Company transferred $0.2 million of municipal government bonds out of Level 1 to Level 2 of the fair value hierarchy due to pricing inputs becoming less observable.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
(2) Excludes deferred payments, which are measured at fair value on a non-recurring basis.
The following table presents changes during the three months ended March 31, 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities in the statement of financial condition as of March 31, 2015 (in thousands):

	Fair value as of December 31, 2014	Net realized and unrealized gains/(losses)	Purchases	Issuances	Sales	Settlements	Fair value as of March 31, 2015
Assets:
Trading securities- other	$470	$(1)	$—	$—	$—	$—	$469
Prepaid expenses and other assets - oil and gas interests	151	(29)	—	—	(7)	—	115
Prepaid expenses and other assets - REIT and other illiquid investments	—	—	4,932	—	—	—	4,932
Total	$621	$(30)	$4,932	$—	$(7)	$—	$5,516

	Fair value as of December 31, 2014	Net realized and unrealized (gains)/losses	Purchases	Issuances	Sales	Settlements	Fair value as of March 31, 2015
Liabilities:
Derivative contracts	$102,908	$(23,427)	$—	$—	$—	$—	$79,481
Contingent consideration	107,278	4,270	—	5,594	—	(9,914)	107,228
Total	$210,186	$(19,157)	$—	$5,594	$—	$(9,914)	$186,709

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company acquired approximately $4.9 million of financial instruments as part of the VSR transaction, which the Company classified as Level 3 in the fair value hierarchy due to a lack of an active market and infrequent observable inputs.
The following table presents changes during the three months ended March 31, 2014 in Level 3 liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 liabilities in the statement of financial condition as of March 31, 2014 (in thousands):

	Fair value as of December 31, 2013	Net realized and unrealized (gains)/losses	Purchases	Settlements	Fair value as of March 31, 2014
Liabilities:
Contingent consideration	$2,180	$7	$—	$(85)	$2,102
Total	$2,180	$7	$—	$(85)	$2,102
The realized and unrealized gains and losses on derivative contracts and contingent consideration are included in other revenues and other expenses, respectively, in the consolidated statements of operations.
The change in unrealized gain relating to Level 3 assets and liabilities held as of March 31, 2015 was $18.6 million. The change in unrealized gain relating to Level 3 assets and liabilities held as of December 31, 2014 was $9.9 million.
The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of March 31, 2015 (dollars in thousands):

	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$112	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$115	Discounted cash flows	10% discount rate
Prepaid expenses and other assets - REITs and other illiquid investments	$4,932	Sponsorship valuation	Third party valuation from sponsors

Liabilities:
Derivative contracts	$79,481	Monte Carlo & binomial lattice (Series C)
Inputs for convertible notes, Series B and Series C preferred stock respectively:
- Duration: 6.6 years, 7.7 years, 7.7 years
- Volatility: 30.0%, N/A, 30.0%
- Risk free rate of interest: 1.7%, 1.8%, 1.8%
- Discount rate: 13.7%, 15.8%, 15.8%
- Dividend assumptions: N/A, 12.5% (through June 30, 2016; subsequently reverts to 11%), 8.0% (through June 30, 2016; subsequently reverts to 7%)

Inputs for the put option:
- Volatility: 30.0%
- Exercise date: June 10, 2033
- Risk free rate: 2.3%

Contingent consideration - Hatteras	$29,500	Discounted cash flow
- Projected earnings: $10.5 million to $23.0 million, December 31, 2016 and 2018, respectively.
- Projected earn-out: $11.4 million to $18.1 million, December 31, 2016 and 2018, respectively.
- Discounted rates based on the estimated weighted average cost of capital (WACC): 0.5 to 0.7

Contingent consideration - StratCap	$71,700	Discounted cash flow
- Projected earn-out payments: EBITDA multiples for 2015 and 2016.
- Present value factor: 0.68 to 0.83
- Probability adjustments: 25.0%, 50.0% and 25.0% for Low Case, Base Case and High Case, respectively.

Contingent consideration - First Allied and Cetera	$434	Discounted cash flow	- Revenue achievement - WACC 20%
Contingent consideration - Girard	$5,594	Discounted cash flow
- Projected gross dealer concessions (GDC):
a) Retention payments: 5.0% of retained advisors' GDC (0.0%, if GDC is less than $36.4 million); payable on the first and second anniversary of the closing date
b) Recruiting payments: 5.0% of new advisors' GDC less forgivable loans and other payouts; payable on the second anniversary and third anniversary of the closing date

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of December 31, 2014 (dollars in thousands):

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
- Volatility: 30.0%, N/A, 30.0%
- Risk free rate of interest: 1.95%, 2.1%, 2.1%
- Discount rate: 12.95%, 15.1%, 15.1%
- Dividend assumptions: N/A, 12.5% (through June 30, 2016; subsequently reverts to 11%), 8.0% (through June 30, 2016; subsequently reverts to 7%)

Inputs for the put option:
- Volatility: 30.0%
- Exercise date: June 10, 2033
- Risk free rate: 2.4%

Contingent consideration - J.P. Turner	$6,200	Discounted cash flow	- Probability exceeding percentage threshold: 99.7% to 100.0% - Present value factor: 0.71 to 0.95 - Time until payments: 0.4 years to 2.4 years
Contingent consideration - Hatteras	$28,310	Discounted cash flow	- Projected earnings: $11.0 million to $17.3 million, December 31, 2016 and 2018, respectively - Discounted rates based on the estimated weighted average cost of capital (WACC): 0.50 to 0.70
Contingent consideration - StratCap	$68,200	Discounted cash flow
- Projected earn-out payments: EBITDA multiples for 2015 and 2016.
- Present value factor: 0.65 to 0.79
- Probability adjustments: 25.0%, 50.0% and 25.0% for Low Case, Base Case and High Case, respectively.

Contingent consideration - First Allied and Cetera	$4,568	Discounted cash flow	- Revenue achievement - WACC 20%
The following table presents information related to the Company’s investments that calculate NAV per share as of March 31, 2015. For these investments, which are measured at fair value on a recurring basis, the Company used the NAV per share as a practical expedient to measure fair value (in thousands):

	Investment Category Includes	Fair Value Using Net Asset Value Per Share	Unfunded Commitments
Trading securities- other- private equity fund	Investments in private equity funds	$112	$7
Trading securities- other- REIT	Investment in a REIT	357	—
The following table presents information about the carrying values and fair values by fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis where the ending balance was carried at amortized cost as of March 31, 2015.

		Fair Value
	Carrying value	Level 1	Level 2	Level 3
Convertible notes	$62,786	$—	$—	$76,260
Series B Preferred Stock	147,849	—	—	116,392
Series C Preferred Stock	111,912	—	—	118,995
First lien term facility	548,819	—	—	547,239
Second lien term facility	147,962	—	—	148,125
Promissory note (legal settlement)	15,300	—	15,300	—
Subordinated borrowings	2,000	—	—	2,000
First lien revolving facility	23,000	—	—	23,000
Total	$1,059,628	$—	$15,300	$1,032,011

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents information about the carrying values and fair values by fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis where the ending balance was carried at amortized cost as of December 31, 2014.

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
The fair value of the convertible notes, the Company’s 11% Series B Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) and the Company’s 7% Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”) were determined by an independent valuation company and reviewed by the Company. The fair value of the convertible notes, the Series B Preferred Stock and the Series C Preferred Stock as of March 31, 2015 was determined using inputs such as conversion price, conversion period, equity volatility, risk-free rate, credit spread, and discount rate. The convertible notes, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 3 in the Company’s fair value hierarchy. The fair value of the Company’s first and second lien term debt facilities were determined based upon indicative market data obtained from a third party that makes markets in these financial instruments. As of March 31, 2015, the first and second lien term debt facilities and the senior secured first lien revolving credit facility were classified as Level 3 of the fair value hierarchy due to a lack of adequate observable market activity related to these financial instruments. The promissory note, which was entered into in the fourth quarter of 2014 between the Company and American Realty Capital Properties, Inc. (“ARCP”), has been classified as Level 2 in the Company’s fair value hierarchy.
The carrying value of accounts receivable and notes receivable approximates the fair value as they have limited credit risk and short-term maturities. Therefore, customer and notes receivables are classified as Level 2 in the non-recurring fair value hierarchy.
Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. See Note 7 for more information.
5. Available-for-Sale Securities
The following table presents information about the Company’s available-for-sale securities for the three months ended March 31, 2015 (in thousands):

		For the three months ended March 31, 2015
	Fair value at December 31, 2014	Purchases(1)	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair value at March 31, 2015	Cost
Mutual funds	$11,473	$26	$(8,780)	$(368)	$440	$2,791	$2,561
_____________________
(1) Includes $0.03 million of purchases under dividend reinvestment programs.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents information about the Company’s available-for-sale securities for the three months ended March 31, 2014 (amounts in thousands):

		For the three months ended March 31, 2014
	Fair value at December 31, 2013	Purchases(1)	Sales	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Fair value at March 31, 2014	Cost
Mutual funds	$8,528	$137	$(3,000)	$(91)	$744	$6,318	$6,084
_____________________
(1) Includes $0.14 million of purchases under dividend reinvestment programs.
The Company’s basis on which the cost of security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined using specific identification. The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2015 and March 31, 2014.
6. Accounts and Notes Receivable
Accounts Receivable
The Company’s accounts receivable consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Fees and commissions receivable	$96,167	$86,193
Reimbursable expenses receivable	23,829	20,922
Receivable from customers	16,626	17,224
Investment banking fees receivable	11,284	12,430
Receivables from brokers, dealers, clearing organizations and other	37,017	33,865
Due from RCAP Holdings and other related parties	3,956	2,255
Total	$188,879	$172,889
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company’s notes receivable for the three months ended March 31, 2015 and the year ended December 31, 2014, were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$23,075	$45,914	$68,989	$11,104	$2,166	$13,270
Originated and acquired loans	2,297	4,861	7,158	16,747	52,200	68,947
Collections	(414)	(1,936)	(2,350)	(1,672)	(8,805)	(10,477)
Forgiveness	(2,254)	—	(2,254)	(8,329)	298	(8,031)
Accretion	1,131	66	1,197	5,368	402	5,770
Allowance	47	(27)	20	(143)	(347)	(490)
Ending balance	$23,882	$48,878	$72,760	$23,075	$45,914	$68,989
The following table presents the Company’s allowance for uncollectible amounts due from financial advisors for the three months ended March 31, 2015 and the year ended December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$511	$403	$914	$368	$56	$424
Provision for bad debt	2	45	47	327	735	1,062
Charge off - net of recoveries	(49)	(18)	(67)	(184)	(388)	(572)
Total change	(47)	27	(20)	143	347	490
Ending balance	$464	$430	$894	$511	$403	$914
There was no change in the allowance for uncollectable amounts due from financial advisors for the three months ended March 31, 2014.
7. Goodwill and Intangible Assets
Goodwill
Goodwill associated with each acquisition is allocated to the segments, based on how the Company manages its segments. The following table presents the goodwill by segment (in thousands):

	March 31, 2015	December 31, 2014
Independent Retail Advice	$492,779	$434,398
Wholesale Distribution	22,871	22,871
Investment Management	15,348	15,348
Investment Banking and Capital Markets	45,989	45,989
Corporate and Other	755	755
Total goodwill	$577,742	$519,361

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents the carrying amount of goodwill as of March 31, 2015 by acquisition (in thousands):

Total goodwill, as of December 31, 2013	$79,986
Cetera acquisition	290,262
Summit acquisition	23,891
J.P. Turner acquisition	13,579
Hatteras acquisition	15,348
ICH acquisition	26,680
StratCap acquisition	22,871
Trupoly acquisition	755
Docupace acquisition (preliminary)	45,989
Total goodwill, as of December 31, 2014	$519,361
VSR acquisition (preliminary)	36,562
Girard acquisition (preliminary)	19,916
Cetera acquisition (see Note 2)	1,903
Total goodwill, as of March 31, 2015	$577,742
Intangible Assets
The components of intangible assets as of March 31, 2015 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,053,156	$70,782	$982,374
Sponsor relationships	8	113,000	7,325	105,675
Trade names	29	65,192	2,272	62,920
Investment management agreements	12	47,390	2,950	44,440
Customer relationships	11	20,686	1,947	18,739
Internally developed software and technologies	6	22,542	1,869	20,673
Intellectual property	8	10,642	1,143	9,499
Non-competition agreements	3	9,648	6,973	2,675
Distribution networks	39	3,210	50	3,160
Total finite-lived intangible assets		$1,345,466	$95,311	$1,250,155
The components of intangible assets as of December 31, 2014 are as follows (dollars in thousands):

	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,019,353	$52,070	$967,283
Sponsor relationships	9	113,000	4,186	108,814
Trade names	29	65,192	1,638	63,554
Investment management agreements	12	47,390	1,966	45,424
Customer relationships	11	20,686	1,473	19,213
Internally developed software and technologies	7	22,510	779	21,731
Intellectual property	9	10,642	849	9,793
Non-competition agreements	2	9,648	5,136	4,512
Distribution networks	40	3,210	9	3,201
Total finite-lived intangible assets		$1,311,631	$68,106	$1,243,525

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Total amortization expense for finite-lived intangible assets was $27.2 million for the three months ended March 31, 2015. Total amortization expense for finite-lived intangible assets was $1.8 million for the three months ended March 31, 2014. Future amortization expense is estimated as follows (in thousands):

Twelve Months Ended March 31,
2016	$104,253
2017	103,164
2018	103,065
2019	102,894
2020	101,252
Thereafter	735,527
Total	$1,250,155
Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. A substantial portion of the goodwill and intangible assets relate to acquisitions that closed during 2014 or in the first three months of 2015. The results of these acquisitions are broadly consistent with their original expectations. As a result, the carrying value of goodwill and intangible assets as of March 31, 2015 closely approximates fair value. Unobservable inputs considered in determining fair value at the acquisition date include the estimate and probability of future revenues attributable to financial advisors and retention rates which were used to derive economic cash flows that are present valued at an appropriate rate of return over their respective useful lives.
8. Long-Term Debt
Concurrently with the closing of the Cetera acquisition on April 29, 2014, the Company entered into the Bank Facilities: a $575.0 million senior secured first lien term loan facility, a $150.0 million senior secured second lien term loan facility and a $25.0 million senior secured first lien revolving credit facility. During the three months ended March 31, 2015, the Company repaid $7.2 million of the senior secured first lien term loan facility as a regularly scheduled principal repayment.
The proceeds of the term facilities were used by the Company to pay a portion of the consideration paid in the Cetera acquisition, to refinance certain existing indebtedness and to pay related fees and expenses. The proceeds of the senior secured first lien revolving credit facility are expected to be used for permitted capital expenditures, to provide for the ongoing working capital requirements and for general corporate purposes.
As of March 31, 2015, $23.0 million was outstanding under the senior secured first lien revolving credit facility (not including a backstop letter of credit). The senior secured first lien revolving credit facility has an interest rate equal to the prime rate plus 4.50% per annum, which may be reduced to 4.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00, and the principal balance outstanding of the senior secured first lien revolving credit facility matures on April 29, 2017. On July 21, 2014, the Company utilized $1.1 million from the senior secured first lien revolving credit facility in the form of a backstop letter of credit. As of December 31, 2014, no amounts were outstanding under the senior secured first lien revolving facility (other than the backstop letter of credit).
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
The Company assumed $2.0 million in subordinated debt when it acquired ICH. The subordinated borrowings are covered by an agreement with ICH’s clearing firm approved by FINRA on March 8, 2013 and are thus available for computing net capital under the SEC’s uniform net capital rule. To the extent that such borrowings are required for ICH’s continued compliance with minimum net capital requirements, they may not be repaid. The subordinated borrowings mature on March 8, 2016.
On December 4, 2014, the Company issued a $15.3 million two-year promissory note bearing interest at a rate of 8% per annum pursuant to the terms of a litigation settlement. The principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. See Note 16 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents the Company’s long-term borrowings as of March 31, 2015 and December 31, 2014 and their contractual interest rates (dollars in thousands):

	March 31, 2015		December 31, 2014
	Balance	Interest Rate	Balance	Interest Rate
First lien term facility	$548,819	6.50%	$555,700	6.50%
Second lien term facility	147,962	10.50%	147,903	10.50%
Convertible notes(1)	77,906	5.00%	83,508	5.00%
First lien revolving facility	23,000	7.75%	—	—%
Promissory note	15,300	8.00%	15,300	8.00%
Subordinated borrowings	2,000	8.25%	2,000	8.25%
Total borrowings	814,987		804,411
Less: Current portion of borrowings	60,504		43,891
Total long-term debt, net of current portion	$754,483		$760,520
_____________________
(1) The Company’s convertible notes balance includes the fair value of the compound derivative of $15.1 million and $21.9 million as of March 31, 2015 and December 31, 2014, respectively.
The following table presents the contractual maturities of long-term debt, net of the current portion as of March 31, 2015 (in thousands):

Twelve Months Ended March 31,
2017	$65,150
2018	109,252
2019	352,189
2020	—
Thereafter	270,000
Long-term portion of the original issue discount	(57,228)
Fair value of embedded derivative	15,120
Total long-term debt, net of current portion	$754,483
The following table presents the scheduled contractual maturities of the current portion of long-term debt as of March 31, 2015 (in thousands):

June 30, 2015	$14,375
September 30, 2015	14,375
December 31, 2015	14,375
March 31, 2016	24,025
Short-term portion of the original issue discount	(6,646)
Total current portion of long-term debt	$60,504
On January 9, 2015, the Company issued a letter of credit in the amount of $0.1 million on behalf of First Allied. The letter of credit was issued to the lessor on a lease entered into by First Allied.
9. Derivative Contracts
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and Series A Preferred Stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of operations.
On November 18, 2014 and December 12, 2014, a portion of the Series A Preferred Stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. Accordingly, the bifurcated derivatives associated with the converted Series A Preferred Stock were adjusted to their fair value on the date of each submission for conversion, with the changes in fair value reflected in other revenues in the consolidated statements of operations. The bifurcated derivatives associated with the converted Series A Preferred Stock were then written off against additional paid-in capital.
On December 19, 2014, the remaining Series A Preferred Stock was exchanged for Series B Preferred Stock and Series C Preferred Stock. Accordingly, the bifurcated derivatives associated with the remaining Series A Preferred Stock were adjusted to their fair value as measured on the date of the exchange, with the change in fair value reflected in other revenues in the consolidated statements of operations. The remaining bifurcated derivatives associated with the Series A Preferred Stock, which were exchanged, were written off against additional paid-in capital.
The Series B Preferred Stock and Series C Preferred Stock also have embedded derivative contracts features that require separate accounting as derivative instruments. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of operations.
Put/Call
On April 29, 2014, the Company entered into a put/call agreement with affiliates of Luxor Capital Group LP (collectively with its affiliates, “Luxor”), which was amended on December 19, 2014 in connection with the exchange of Series A Preferred Stock for Series B Preferred Stock and Series C Preferred Stock. Under this agreement, subject to certain conditions, (i) the Company has the right to repurchase Luxor’s interest in RCS Capital Management, which is currently 19.46% (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor has the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C Preferred Stock).
The put/call agreement also provides that the Members may elect to purchase all the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company is prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the Members will be required to purchase the Luxor percentage interest under the same terms. As of March 31, 2015 and December 31, 2014, the fair value of the put right was approximately $11.3 million and $11.6 million, respectively, and was recorded in derivative contracts in the consolidated statements of financial condition. As of March 31, 2015, the call right did not have any value. The Company recorded a gain of approximately $0.3 million for the three months ended March 31, 2015 related to the put right in other revenues in the consolidated statements of operations.
Embedded derivatives related to the preferred stock and convertible notes
The Series B Preferred Stock is not convertible but includes an option for the Company to call the instrument in connection with a consolidation or merger of our company with one or more entities that are not its affiliates which results in a Change of Control (as defined in the Series B COD) and as a result of which the Company is not the surviving entity that is considered an embedded derivative that is not clearly and closely related to the host instrument. As a result, this feature must be bifurcated and accounted for as a separate compound derivative. As of the issuance date, December 31, 2014 and March 31, 2015, the compound derivative had no value.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Series C Preferred Stock is convertible, at the option of the holder, into shares of Class A common stock. The convertible features and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of March 31, 2015 and December 31, 2014, the fair value of the compound derivative was approximately $53.0 million and $69.4 million, respectively, and was recorded in derivative contracts in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date, or the date of conversion, and recognizes the change in fair value in the consolidated statements of operations. The Company recorded a gain of approximately $16.3 million for the three months ended March 31, 2015 in other revenues in the consolidated statements of operations as a result of the change in fair value of the derivatives embedded in the Series C Preferred Stock.
The Company’s convertible notes are convertible, at the option of the holders of the Company’s convertible notes, into shares of Class A common stock. The convertible feature and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. As of March 31, 2015 and December 31, 2014, the fair value of the compound derivative was approximately $15.1 million and $21.9 million, respectively, and was recorded in long-term debt in the consolidated statements of financial condition. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date, or the date of conversion, and recognizes the change in fair value in the statements of operations. The Company recorded a gain of approximately $6.8 million for the three months ended March 31, 2015 in other revenues in the consolidated statements of operations as a result of the change in fair value of the derivatives embedded in the convertible notes.
10. Preferred Stock
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
Exchange and Conversion of Outstanding Series A Preferred Stock. During the period April 29, 2014 through December 19, 2014, Luxor elected to convert 3,073,553 shares of Series A Preferred Stock into 5,405,601 shares of Class A common stock. On December 19, 2014 the Company exchanged the remaining 11,584,427 shares of Series A Preferred Stock for 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C Preferred Stock. $3.0 million of accrued and unpaid dividends on Series A Preferred Stock through December 12, 2014, the date of submission for conversion, were proportionately added to the amount of dividends due on the Series B Preferred Stock and the Series C Preferred Stock on January 12, 2015, the first dividend payment date.
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
March 31, 2015

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
During the three months ended March 31, 2015 and the date of issuance to December 31, 2014, the Company accrued $4.1 million and $0.8 million, respectively, in dividends on its Series B Preferred Stock. On April 10, 2015 and January 12, 2015, the liquidation preference of the Series B Preferred Stock was increased by $4.6 million and $2.8 million, respectively, to reflect the accrued and unpaid dividends. The increase on January 12, 2015 included the portion of the accrued and unpaid dividends of $3.0 million on the Series A Preferred Stock allocated to the Series B Preferred Stock. Since the quarterly dividends were not paid in cash on the dividend payment dates, the 12.5% dividend rate was applicable.
The following table presents the change in the carrying value of the Series B Preferred Stock during three months ended March 31, 2015 (in thousands):

Balance, December 31, 2014 (includes $1,700 of accrued and unpaid dividends on the Series A Preferred Stock allocated to the Series B Preferred Stock on the date of issuance)	$146,700
Dividends paid-in-kind	1,149
Balance, March 31, 2015	$147,849
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
March 31, 2015

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
In no event will a holder of Series C Preferred Stock be allowed to accept shares of Class A common stock issuable upon conversion of Series C Preferred Stock that would result in that holder owning an aggregate number of shares of Class A common stock, when taken together with any other shares of Class A common stock then held by such holder and persons aggregated with such holder under the rules of the FINRA, in excess of 24.9% of the shares of Class A common stock outstanding on the trading day immediately preceding the election to convert such Series C Preferred Stock, unless such ownership of shares of Class A common stock in excess of 24.9% is duly approved in advance by FINRA.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

During the three months ended March 31, 2015 and the date of issuance to December 31, 2014, the Company accrued $2.0 million and $0.4 million, respectively, in dividends on its Series C Preferred Stock. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date. Accordingly, on April 10, 2015 and January 12, 2015, the liquidation preference of the Series C Preferred Stock was increased by $2.2 million and $1.9 million, respectively, to reflect the accrued and unpaid dividends. The increase on January 12, 2015 included the portion of the accrued and unpaid dividends of $3.0 million on the Series A Preferred Stock allocated to the Series C Preferred Stock. Since the quarterly dividends were not paid in cash on the dividend payment dates, the 8% dividend rate was applicable.
The following table presents the change in the carrying value of the Series C Preferred Stock during three months ended March 31, 2015 (in thousands):

Balance, December 31, 2014 (includes $1,288 of accrued and unpaid dividends on the Series A Preferred Stock allocated to the Series C Preferred Stock on the date of issuance)	$111,288
Dividends paid-in-kind	624
Balance, March 31, 2015	$111,912
11. Stockholders’ Equity
As of March 31, 2015, the Company had the following classes of common stock and non-controlling interests:
Class A common stock. Class A common stock entitles holders to one vote per share and economic rights (including rights to dividends, if any, and distributions upon liquidation). Holders of Class A common stock hold a portion of the voting rights of the Company.
On February 11, 2014, as part of the 2014 Restructuring Transactions and pursuant to an existing exchange agreement, RCAP Holdings exchanged 23,999,999 Original Operating Subsidiaries Units for 23,999,999 shares of Class A common stock.
During the three months ended March 31, 2015 and March 31, 2014, the Company granted 1,314,097 and 1,817,238 shares, net of forfeited and retired grants, of its Class A common stock in the form of restricted stock awards under the RCAP Equity Plan (as defined below) and FA RSU Plan (as defined below). See Note 12 for more information.
On February 23, 2015, the Company issued 2,042,022 shares of its Class A common stock pursuant to the conversion of a portion of the Company’s outstanding Series A Preferred Stock. See Note 10 for more information.
In March 2015, the Company amended its agreement with J.P. Turner to settle the remaining contingent and deferred consideration for the J.P. Turner acquisition and issued 245,813 shares of Class A common stock. During the three months ended March 31, 2015, the Class A common stock issued as consideration in connection with the acquisitions of VSR and Girard was 2,436,429 shares and 549,529 shares, respectively. See Note 2 for more information.
On March 20, 2014, the Company’s board of directors authorized, and the Company declared, a cash dividend for the first quarter of 2014 for its Class A common stock. The cash dividend was paid on April 10, 2014 to record holders of Class A common stock at the close of business on March 31, 2014 in an amount equal to $0.18 per share.
Class B common stock. As of March 31, 2015, RCAP Holdings owns the sole outstanding share of Class B common stock, which entitles it to one vote more than 50% of the voting rights of the Company, and thereby controls the Company. Holders of Class B common stock have no economic rights (including no rights to dividends and distributions upon liquidation).
Docupace non-controlling interest. The non-controlling shareholder of Docupace participates equally with the Company in the economic benefits of the post combination entity. Accordingly, the Company included the appropriate portion of Docupace’s net assets and operating loss that it does not own in non-controlling interests on the consolidated statement of financial condition and the consolidated statements of operations, respectively. See Note 2 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

12. Equity-Based Compensation
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
The following table details the restricted shares activity during the three months ended March 31, 2015:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	2,276,713	$34.86	$79,375	3.09
Granted	1,652,082	11.25	18,586	4.16
Less: vested	335,918	32.05	10,766	N/A
Less: forfeited	199,989	38.92	7,784	N/A
Less: retired	207,423	32.57	6,756	N/A
Nonvested, March 31, 2015	3,185,465	$22.81	$72,655	3.54
During the three months ended March 31, 2015 and March 31, 2014, the Company recorded $3.9 million and $0.4 million, respectively, of stock-based compensation expenses pursuant to the RCAP Equity Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations.
Restricted Stock Awards Granted by an Entity that was Previously a Related Party
An entity that was previously a related party also granted restricted stock awards (of the related party’s stock) to certain employees of the Company for services provided by Company employees on behalf of such related party. During the three months ended March 31, 2015 and March 31, 2014, the Company recorded $0.4 million and $2.3 million, respectively, of stock-based compensation expenses derived from these grants which are included in internal commissions, payroll and benefits expense in the consolidated statements of operations.
The following table details the restricted shares activity related to restricted stock awards of an entity that was previously a related party granted to RCAP employees during the three months ended March 31, 2015:

	Shares of Restricted Common Stock of a Related Party	Weighted-Average Fair Value Per Share	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	368,625	$9.05	$3,335	2.83
Granted	—	—	—	—
Less: vested	86,992	9.87	859	N/A
Less: forfeited	—	—	—	N/A
Nonvested, March 31, 2015	281,633	$9.85	$2,774	2.58
FA RSU Plan
Restricted units were issued to certain employees under the First Allied Holdings 2013 Restricted Unit Plan (the “FA RSU Plan”) to provide for the grant of phantom stock in connection with the acquisition of First Allied by RCAP Holdings. During the three months ended March 31, 2015, the company issued 69,427 shares to settle a portion of the restricted units issued under the FA RSU Plan. During the three months ended March 31, 2015 and March 31, 2014, the Company recorded $0.4 million and $0.7 million, respectively, of stock-based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations. As of March 31, 2015, 161,680 nonvested restricted units were outstanding under the FA RSU Plan.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

2014 Stock Purchase Program
Select employees, financial advisors and executive officers of the Company and its affiliates and of certain subsidiaries of the Company were eligible to participate in the 2014 Stock Purchase Program pursuant to which participants purchased shares of Class A common stock and were automatically granted one warrant to purchase one share of Class A common stock for each three shares purchased, at an exercise price equal to the purchase price per share purchased.
The following table details the warrant activity during the three months ended March 31, 2015:

	Warrants	Weighted-Average Fair Value Per Warrant	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	395,417	$3.42	$1,352	2.85
Issued	—	—	—	—
Less: vested	—	—	—	N/A
Less: forfeited	—	—	—	N/A
Nonvested, March 31, 2015	395,417	$3.42	$1,352	2.60
For the three months ended March 31, 2015, the Company recorded $0.1 million to internal commissions, payroll and benefits in the consolidated statements of operations for expenses derived from the 2014 Stock Purchase Program. The Company did not incur expenses pursuant to the 2014 Stock Purchase Program during the three months ended March 31, 2014.
13. Income Taxes
As of March 31, 2015 and December 31, 2014, the Company had a net deferred tax liability of $269.3 million and $266.2 million, respectively, primarily related to intangible assets as a result of the purchase price accounting from the recent acquisitions.
For the three months ended March 31, 2015, the effective tax rate was 31.40%.
The Company believes that, as of March 31, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of March 31, 2015.
The Company files tax returns in the U.S. federal and various state jurisdictions. The Company will be open to audit under the statute of limitations by the Internal Revenue Service for its 2011 to 2014 tax years. The Company or its subsidiaries’ state income tax returns will be open to audit under the statute of limitations for 2010 to 2014.
14. Earnings Per Share
The Company computes earnings per share using the two-class method which requires that all earnings be allocated to each class of common stock and any participating securities. LTIP Units, nonvested restricted shares of Class A common stock, shares issuable under the second and third tranches of the FA RSU Plan, Series B Preferred Stock and Series C Preferred Stock, each of which contains non-forfeitable rights to dividends, are considered participating securities. Other potentially dilutive common shares including incremental restricted shares and warrants as calculated under the treasury stock method, shares issuable under the terms of Luxor’s put option under the put/call agreement as calculated under the if-converted method, shares issuable under the terms of the convertible notes, and Series C Preferred Stock as calculated under the if-converted method and shares contingently issuable as consideration for certain recent acquisitions are considered when calculating diluted EPS.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following tables present the calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended March 31, 2015
	Income (Numerator)	Weighted Average Shares (Denominator)(2)	Per Share Amount
Net loss attributable to Class A common stockholders (1)	$(20,756)	71,129,912	$(0.29)
Basic earnings:
Net loss attributable to Class A common stockholders	$(20,756)	71,129,912	$(0.29)
Effect of dilutive securities:
Series C Preferred Stock(3)	(14,183)	8,758,912	(0.15)
Convertible notes(4)	(4,935)	5,665,722	(0.03)
Diluted earnings:
Net loss attributable to Class A common stockholders	$(39,874)	85,554,546	$(0.47)
_____________________
(1) Included in net loss attributable to Class A common stock are dividends of $4.1 million accrued in respect of the Series B Preferred Stock stockholders, $2.0 million accrued in respect of the Series C Preferred Stock stockholders and increases to the dividends accrued during the three months ended December 31, 2014 since the quarterly dividends were not paid in cash on the dividend payment dates. See Note 10 for more information.
(2) 2,042,022 shares of Class A common stock issued on February 23, 2015 pursuant to the submission for conversion of Series A preferred stock on December 12, 2014 are included in the weighted average shares outstanding assuming issuance on the date of submission for conversion.
(3) Income attributable to the Series C Preferred Stock for the three months ended March 31, 2015 includes $16.3 million recorded in other revenues in the consolidated statements of operations as a result of the change in fair value of the derivatives embedded in the Series C Preferred Stock and $2.2 million recorded in preferred dividends in the consolidated statements of operations.
(4) Income attributable to the convertible notes for the three months ended March 31, 2015 includes $6.8 million recorded in other revenues in the consolidated statements of operations as a result of the change in fair value of the derivatives embedded in the convertible notes and $1.8 million recorded in interest expense in the consolidated statements of operations. The interest expense included in the income attributable to convertible notes was adjusted using the Company’s effective tax rate.

	Three Months Ended March 31, 2014
	Income (Numerator)	Weighted Average Shares (Denominator)(1)	Per Share Amount
Net income attributable to Class A common stockholders	$3,285	26,831,762	0.12
Allocation of earnings to participating securities:
Allocation of earnings to RSU holders	(327)	—	(0.01)
Basic earnings:
Net income attributable to Class A common stockholders	$2,958	26,831,762	$0.11
Effect of dilutive securities:
Shares issuable to LTIP unit holders	24	1,325,000	—
Diluted earnings:
Net income attributable to Class A common stockholders	$2,982	28,156,762	$0.11
_____________________
(1) Basic and diluted earnings per share for the three months ended March 31, 2014 were calculated assuming that the 11,264,929 shares issued on June 30, 2014 in connection to the closing of the First Allied acquisition were outstanding for the entire period.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

For the three months ended March 31, 2015, the Company excluded the incremental restricted shares, shares issuable under the terms of Luxor’s put option, the second and third tranches of the FA RSU plan, shares contingently issuable as consideration for certain recent acquisitions and outstanding warrants issued under the 2014 Stock Purchase Program from the calculation of diluted earnings per share as the effects were antidilutive. For the three months ended March 31, 2014 the Company excluded shares of Class B common stock from the calculation of diluted earnings per share as the effect was antidilutive.
15. Off-Balance Sheet Risk and Concentrations
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
As of March 31, 2015 and December 31, 2014, the Company had no significant accounts receivable concentrations with any of its counterparties.
16. Commitments and Contingencies
Leases — The Company leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $3.2 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. The following table shows the future annual minimum rental payments due (in thousands):

Twelve Months Ended March 31,
2016	$11,910
2017	10,591
2018	9,027
2019	7,468
2020	6,629
Thereafter	21,953
Total	$67,578

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Service contracts — The Company has contracted with third parties to perform back-office processing services. The following table shows the future annual minimum payments due (in thousands):

Twelve Months Ended March 31,
2016	$10,386
2017	9,210
2018	6,567
2019	6,567
2020	6,567
Thereafter	2,336
Total	$41,633
Lines of credit — As of March 31, 2015, the Company had three lines of credit. The first line of credit pursuant to the Bank Facilities is for $25.0 million, and as of March 31, 2015, $23.0 million was outstanding. The second line of credit, which was acquired in the Cetera acquisition, is for $50.0 million with no maturity date and as of March 31, 2015, no amount was outstanding. The third line of credit, which was acquired in the ICH acquisition, is for $1.0 million with no maturity date and as of March 31, 2015, no amount was outstanding. See Note 8 for more information.
Private equity commitment — As of March 31, 2015, the Company had a commitment to invest up to $0.01 million in private equity funds.
Legal proceedings related to business operations — The Company and its subsidiaries are involved in legal proceedings from time to time arising out of their business operations and other matters, including arbitrations and lawsuits involving private claimants, and subpoenas, investigations and other actions by government authorities and self-regulatory organizations. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot estimate what the possible loss or range of loss related to such matters will be. The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, directors and officers, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. As of March 31, 2015, the Company recorded legal reserves related to several matters of $9.1 million in other liabilities in the consolidated statement of financial condition.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of operations. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company paid a portion of the purchase price equal to $10.0 million at the First Closing. The balance of the consideration would have been paid and Cole Capital would have been acquired by the Company at a second closing, which did not occur.
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
March 31, 2015

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
RCAP Shareholder Class Action Litigation
On or about December 29, 2014, a securities law class action lawsuit was filed in federal court in the Southern District of New York (Weston v. RCS Capital Corporation et al, 14 CV 10136) against the Company and certain former or current officers and directors of the Company. The lawsuit asserts the Company and the individual defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements pertaining to the Company’s financial position and future business and acquisition prospects. Specifically, plaintiffs allege that defendants made false and/or misleading statements and/or failed to disclose that: (i) the financial statements of ARCP were material false and misleading as a result of accounting errors that were disclosed by ARCP on October 29, 2014; (ii) the Company’s announced acquisition of Cole Capital Partners LLC and Cole Capital Advisors was at serious risk due to the accounting issues at ARCP; and (iii) the Company’s revenue stream from its relationship with ARCP was in jeopardy as a result of the accounting issues at ARCP announced on October 1, 2014. There have not been any other material court filings involving the Company.
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
March 31, 2015

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
On April 17, 2015, plaintiffs filed an amended complaint, which, like the original complaint, alleges that the Company is a “control person” of ARCP under the securities laws. The amended complaint also names Realty Capital Securities as a defendant based on its role as a co-manager of ARCP’s July 2013 convertible notes offering.
The Company believes the amended complaint is without merit and intends to vigorously defend itself against the allegations contained in the complaint.
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
On December 19, 2014, the Company received a subpoena from the Division, requiring the production of certain documents and other materials, dated from January 1, 2014 to the present, relating the Company’s organizational structure. The Company has complied with the subpoena.
On March 2, 2015 Realty Capital Securities received a subpoena from the Division seeking minor additional information concerning certain former employees. Realty Capital Securities complied with the subpoena on March 2, 2015.
Other matters
Since the disclosure of accounting issues at ARCP in October 2014, the Company and certain of its subsidiaries, including Realty Capital Securities, have received requests for information and subpoenas from various state and federal agencies as well as self-regulatory organizations, including the SEC, Massachusetts Securities Division and FINRA. The Company and its subsidiaries are cooperating with all of the regulatory inquiries and producing documents in response to formal and informal requests.
17. Net Capital Requirements
The Company’s broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of the aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of the Company’s broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of minimum net capital of the greater of $250,000 or 2% of aggregate debit items. The table below provides the net capital requirements for each of the Company’s broker-dealers as of March 31, 2015 and December 31, 2014 (in thousands, except ratios and percentages).

	March 31, 2015	December 31, 2014
Realty Capital Securities:
Net capital	$8,532	$18,770
Required net capital	1,313	1,174
Net capital in excess of required net capital	$7,219	$17,596
Aggregate indebtedness to net capital ratio	2.31 to 1	0.94 to 1
First Allied Securities, Inc. (alternative method):
Net capital	$4,005	$3,431
Required net capital	250	250
Net capital in excess of required net capital	$3,755	$3,181
Net capital as a percentage of aggregate debit items evaluation	in compliance(1)	in compliance(1)

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

	March 31, 2015	December 31, 2014
Legend Equities Corporation:
Net capital	$2,967	$2,067
Required net capital	160	187
Net capital in excess of required net capital	$2,807	$1,880
Aggregate indebtedness to net capital ratio	0.81 to 1	1.36 to 1
Cetera Advisor Networks LLC (alternative method):
Net capital	$11,481	$13,785
Required net capital	250	250
Net capital in excess of required net capital	$11,231	$13,535
Net capital as a percentage of aggregate debit items	in compliance(1)	in compliance(1)
Cetera Advisors LLC (alternative method):
Net capital	$6,548	$9,294
Required net capital	250	250
Net capital in excess of required net capital	$6,298	$9,044
Net capital as a percentage of aggregate debit items	in compliance(1)	in compliance(1)
Cetera Financial Specialists LLC (alternative method):
Net capital	$4,193	$5,018
Required net capital	250	250
Net capital in excess of required net capital	$3,943	$4,768
Net capital as a percentage of aggregate debit items	in compliance(1)	in compliance(1)
Cetera Investment Services LLC (alternative method):
Net capital	$13,718	$17,190
Required net capital	250	250
Net capital in excess of required net capital	$13,468	$16,940
Net capital as a percentage of aggregate debit items	121%	192%
Hatteras Capital Distributors, LLC:
Net capital	$2,318	$2,145
Required net capital	5	5
Net capital in excess of required net capital	$2,313	$2,140
Aggregate indebtedness to net capital ratio	0.03 to 1	0.02 to 1
J.P. Turner & Company LLC (alternative method)(2):
Net capital	$(882)	$3,379
Required net capital	250	442
Net capital in excess of required net capital	$(1,132)	$2,937
Aggregate indebtedness to net capital ratio	not in compliance(3)	1.96 to 1
Summit Brokerage Services, Inc.:
Net capital	$6,875	$5,878
Required net capital	411	506
Net capital in excess of required net capital	$6,464	$5,372
Aggregate indebtedness to net capital ratio	0.90 to 1	1.29 to 1

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

	March 31, 2015	December 31, 2014
Investors Capital Corporation (alternative method):
Net capital	$3,384	$3,817
Required net capital	250	250
Net capital in excess of required net capital	$3,134	$3,567
Net capital as a percentage of aggregate debit items	in compliance(1)	in compliance(1)
Advisor Direct, Inc.:
Net capital	$23	$12
Required net capital	5	5
Net capital in excess of required net capital	$18	$7
Aggregate indebtedness to net capital ratio	3.17 to 1	5.67 to 1
SC Distributors LLC (alternative method):
Net capital	$680	$2,004
Required net capital	250	250
Net capital in excess of required net capital	$430	$1,754
Net capital as a percentage of aggregate debit items	in compliance(1)	in compliance(1)
VSR Financial Services, Inc.(4):
Net capital	$4,151
Required net capital	436
Net capital in excess of required net capital	$3,715
Aggregate indebtedness to net capital ratio	1.57 to 1
Girard Securities, Inc.(4):
Net capital	$2,086
Required net capital	362
Net capital in excess of required net capital	$1,724
Aggregate indebtedness to net capital ratio	2.60 to 1
_____________________
(1) The entity was determined to be in compliance as of the date stated as its net capital was in excess of the minimum $250,000.
(2) The entity changed its computation of net capital to the alternative method during the three months ended March 31, 2015.
(3) During March 2015 J.P. Turner & Company LLC was not compliant with its net capital requirement and received a capital contribution of $4.0 million from the Company during April 2015 to become compliant.
(4) The entity was not under the control of the Company as of December 31, 2014.
18. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties as well as certain transactions that are co-sponsored by an affiliate or related party of ARC Capital LLC, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. During the three months ended March 31, 2015 and 2014, the Company earned revenues of $82.2 million and $186.1 million, respectively, from related party transactions. As of March 31, 2015 and December 31, 2014, the receivables for such revenues were $34.2 million and $31.6 million, respectively.
Pursuant to a shared services agreement, beginning on January 1, 2013, AR Capital, LLC charges the Company for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $1.0 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the payables for such expenses were $0.4 million and $0.5 million, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Company incurs expenses directly for certain services. The Company either allocates certain of these expenses to its operating subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific subsidiary are allocated to the appropriate subsidiary at 100%. Expenses that are not specific to a subsidiary are allocated on a reasonable basis, as determined by the Company its sole discretion. Interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the 2013 Manager Multi-Year Outperformance Agreement entered into between the Company and RCS Capital Management (the “OPP”), changes in the fair value of the Company’s derivative contracts and acquisition-related expenses are not allocated to the subsidiaries. The intercompany receivables and payables for the allocated expenses are eliminated in consolidation and are settled quarterly. During the three months ended March 31, 2015 and 2014, the Company’s operating subsidiaries incurred $3.7 million and $1.9 million, respectively, related to such expenses. There were no expenses payable by RCAP Holdings as of March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, the Members owned 39.64% and 43.34%, respectively, of Class A common stock outstanding primarily obtained as a result of the 2014 Restructuring Transactions and the contribution of First Allied. From time to time, RCAP Holdings, or the Members, may purchase shares of Class A common stock in the secondary market.
In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from a related party, ARC HTNEWRI001, LLC. Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the three months ended March 31, 2015 and 2014, the Company incurred $0.03 million and $0.01 million, respectively, in rent expense in connection with this lease. The Company did not earn any revenue from the Crestline agreement during the three months ended March 31, 2015 and 2014.
Services Agreement (formerly the Management Agreement). The Company pays RCS Capital Management a quarterly fee in an amount equal to 10% of its aggregate pre-tax U.S. GAAP net income, not including the quarterly fee, calculated and payable quarterly in arrears, subject to its aggregate U.S. GAAP net income being positive for the current and three preceding calendar quarters. The Company also pays RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company’s earnings and stock price.
The Company did not incur a quarterly fee for the three months ended March 31, 2015. The quarterly fee earned by RCS Capital Management for the three months ended March 31, 2014 was $1.8 million which is the expense recorded by the Company. The Company did not have a payable related to the quarterly fee as of March 31, 2015 or December 31, 2014.
The Company did not incur an incentive fee for the three months ended March 31, 2015 or March 31, 2014. The Company did not have a payable related to the incentive fee as of March 31, 2015 or December 31, 2014.
Amended and Restated 2013 Manager Multi-Year Outperformance Agreement. The Company entered into the OPP, as of June 10, 2013, with the Original Operating Subsidiaries and RCS Capital Management. The OPP provided a performance-based bonus award to RCS Capital Management intended to further align RCS Capital Management’s interests with those of the Company and its stockholders.
In April 2014, the OPP was amended to provide that the first valuation date would be April 28, 2014 and that any LTIP Units in RCS Holdings not earned as of such date were forfeited without payment of any compensation. The Company’s board of directors determined that as of such valuation date, 310,947 LTIP Units in RCS Holdings were earned (the “Earned LTIP Units”) and 1,014,053 LTIP Units in RCS Holdings were forfeited. Following this amendment, no additional LTIP Units could be earned under the OPP.
On December 31, 2014, the Company, RCS Capital Management, and RCS Holdings, entered into another amendment to the OPP, which provided for the early vesting of the Earned LTIP Units such that all the Earned LTIP Units became fully vested on December 31, 2014.
For the three months ended and March 31, 2014, the Company recognized $7.2 million for the award under the OPP. Prior to December 31, 2014, the award under the OPP was included in the consolidated statements of operations, with an offset recorded to non-controlling interest.
Mutual Funds. As of March 31, 2015 and December 31, 2014, the Company had investments in mutual funds of $10.6 million and $19.0 million, respectively, that are advised by related parties. During the three months ended March 31, 2015 and 2014, the Company recognized losses of $0.03 million and gains of $0.7 million, respectively, relating to these investments which are recorded in other revenue in the consolidated statements of operations.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

19. Employee Benefits
401(k) and Health and Welfare Benefit Plan for Employees - The Company has several 401(k) and health and welfare defined contribution plans which have various eligibility standards, vesting requirements, and guidelines for matching. For the three months ended March 31, 2015 and 2014, the Company recorded expenses of $4.7 million and $1.8 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits.
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
For the three months ended March 31, 2015 the Company recorded expenses of $1.7 million in the consolidated statements of operations in internal commissions, payroll and benefits. For the three months ended March 31, 2015, the Company recorded revenue of $1.7 million from the economic hedges in the consolidated statements of operations in other revenue. For the three months ended March 31, 2014, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
Additionally, the Company offers a deferred compensation plan in connection with a Rabbi Trust Agreement to certain of its financial advisors. For this plan, the Company recorded expenses of $0.2 million for the three months ended March 31, 2015 in the consolidated statements of operations in internal commissions, payroll and benefits. For the three months ended March 31, 2014, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
20. Segment Reporting
The Company operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The Independent Retail Advice segment offers financial advice and investment solutions to investors through the broad network of financial advisors. Cetera, Summit, J.P. Turner, First Allied, ICH, VSR and Girard operate as independent subsidiaries under their own brand and management.
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
The Investment Banking, Capital Markets and Transaction Management Services segment provides comprehensive strategic advisory, transaction management and transfer agency services focused on direct investment programs, particularly non-traded REITs through RCS Advisory, ANST and the investment banking division of Realty Capital Securities. These strategic advisory services include mergers and acquisitions advisory, capital markets activities, registration management, and other transaction support services. This segment also includes the results from the Company’s majority interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms.
The Investment Management segment provides investment advisory, distribution and other services to the Hatteras family of mutual funds and other registered investment products.
The Investment Research segment provides focused research, consulting, training and education, and due diligence on traditional and non-traditional investment products through SK Research.
Corporate and Other primarily includes interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the OPP, changes in the fair value of the Company’s derivative contracts, certain acquisition-related expenses, certain public company expenses and the results of operations for the Company’s crowdfunding platform and Trupoly.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents the Company’s net revenues, expenses and income before taxes by segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Independent retail advice(1):
Revenues	$503,559	$92,758
Expenses	503,474	93,606
Income (loss)	$85	$(848)
Wholesale distribution:
Revenues	$89,145	$139,110
Expenses	105,846	142,635
Loss	$(16,701)	$(3,525)
Investment banking, capital markets and transaction management services:
Revenues	$18,812	$48,544
Expenses	14,805	22,226
Income	$4,007	$26,318
Investment management(2):
Revenues	$13,380	$—
Expenses	13,158	—
Income	$222	$—
Investment research:
Revenues	$1,183	$—
Expenses	3,147	444
Loss	$(1,964)	$(444)
Corporate and other:
Revenues	$23,033	$—
Expenses	31,102	6,449
Loss	$(8,069)	$(6,449)

Revenue reconciliation
Total revenues for reportable segments	$649,112	$280,412
Less: intercompany revenues	23,528	7,044
Total revenues	$625,584	$273,368

Income reconciliation
Total income (loss) before taxes for reportable segments	$(22,420)	$15,052
Reconciling items	—	—
Income (loss) before income taxes	$(22,420)	$15,052
_____________________
(1) Includes First Allied’s operating results from September 25, 2013, the date First Allied was acquired by RCAP Holdings.
(2) Did not begin operations until the acquisition of Hatteras in June 2014.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents the Company’s total assets by segment as of March 31, 2015 and 2014 (in thousands):

	March 31, 2015	December 31, 2014
Segment assets:
Independent retail advice	$2,100,475	$1,980,614
Wholesale distribution	182,749	192,669
Investment banking, capital markets and transaction management services	110,729	116,980
Investment management	72,817	79,343
Investment research	12,304	12,291
Corporate and other(1)	59,439	112,423
Total assets for reportable segments	$2,538,513	$2,494,320

Assets reconciliation:
Total assets for reportable segments	$2,538,513	$2,494,320
Less: intercompany eliminations	14,842	27,692
Total consolidated assets	$2,523,671	$2,466,628
_____________________
(1) Excludes amounts related to investment in subsidiaries.
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

•	the description of our business and risk factors contained in our Annual Report on Form 10-K/A dated April 12, 2015;

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

RCS Capital Corporation and Subsidiaries
March 31, 2015

Our Business
We operate through our operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly, Docupace, VSR and Girard are included in our results of operations from their dates of acquisition. Our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements as of and for the three months ended March 31, 2014 have been recast to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
Independent Retail Advice
Our Independent Retail Advice business is conducted through a network of independent channel broker-dealers and registered investment advisers acquired during 2014 and 2015 (the “Retail Firms”), namely Cetera, First Allied, J.P. Turner, Summit, ICH, VSR and Girard, which operate collectively under the marketing brand of “Cetera Financial Group.” Each Retail Firm operates independently under its own brand and management, but with certain shared services with other Retail Firms.
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
As of March 31, 2015, our Retail Firms serve approximately 2.5 million client accounts with $240.3 billion in assets under administration through approximately 9,500 financial advisors.
Wholesale Distribution
Since its inception in 2007, Realty Capital Securities has focused on providing financial products and investment solutions through its wholesale distribution of non-traded REITs, BDCs and other direct investment programs sponsored, co-sponsored or advised by our affiliate, AR Capital, LLC (“American Realty Capital”). In August 2014, we acquired StratCap, which was engaged in a similar business not involving American Realty Capital.
The offerings distributed by Realty Capital Securities and StratCap are direct investment programs and registered investment companies registered with the SEC, which, as of March 31, 2015, consisted of 10 public, non-traded REITs, three public, non-traded BDCs, four mutual funds, two closed-end interval funds, an oil and gas program and two public, non-traded limited liability companies.
We believe that the combination of Realty Capital Securities and StratCap constitute the leading multi-product distribution platform of direct investment program offerings to independent broker-dealers and the retail financial advisor community as measured by total equity capital raised and number of direct investment programs distributed, according to Robert A. Stanger & Co. As of March 31, 2015, Realty Capital Securities and StratCap were distributing a total of 16 public non-listed direct investment program offerings effective with the SEC and none of their competitors was distributing more than three.
All of the results of operations of Hatteras, including the results of the wholesale distribution of registered investment companies by Hatteras are included in our Investment Management segment.
Investment Banking, Capital Markets and Transaction Management Services
Operating under the name RCS Capital, Realty Capital Securities and RCS Advisory provide direct investment programs, primarily publicly registered non-traded REITs and BDCs as well as open- and closed-end mutual funds sponsored, co-sponsored or advised by American Realty Capital and distributed by Realty Capital Securities, with strategic advisory and capital markets services including mergers and acquisitions, capital markets activities, registration management, and other transaction support services. ANST acts as registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by American Realty Capital. Docupace became a part of our Investment Banking, Capital Markets and Transaction Management Services division when we completed the acquisition of a majority interest in Docupace in November 2014.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Investment Management
Our Investment Management segment consists of Hatteras. Hatteras provides investment advisory and distribution to the Hatteras family of registered investment company funds, which is focused on liquid alternatives. The Hatteras family of funds includes retail funds (both open- and closed-end) with approximately $2.2 billion in assets under management as of March 31, 2015.
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
Corporate and Other
Corporate and other primarily includes interest expense on our long-term debt, share-based compensation related to our board of directors and expenses related to the OPP, changes in the fair value of our derivative contracts, certain acquisition-related expenses, certain public company expenses and the results of our crowdfunding investment platform which we have recently rebranded under the name “DirectVest.”
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

RCS Capital Corporation and Subsidiaries
March 31, 2015

Investment banking advisory services
We, through our investment banking and capital markets division, receive fees and compensation for providing investment banking, capital markets and related advisory services. Such fees are charged based on agreements entered into with related party and non-related party public and private issuers of securities and their sponsors and advisors, on a negotiated basis. Fees and expenses that are unpaid are recorded in accounts receivable in the statement of financial condition. Investment banking agreements either have a fixed fee or a percentage of the total deal value which are typically contingent upon the consummation of the transaction; these agreements may also include a minimum fee that will be paid even in the event the transaction is not consummated provided that services have been rendered. Income from investment banking agreements is generally recognized upon consummation of the transaction. However, in certain cases, we recognize income from investment banking agreements prior to the consummation of the transaction if services have been rendered and there are no substantive remaining contingencies as of the reporting date. Income from certain investment banking agreements is recorded as deferred revenue as part of other liabilities in the statement of financial condition and is recognized over the remaining life of the offering. These fees are typically a fixed dollar amount.
Internal commissions, payroll and benefits expenses
Included in internal commissions, payroll and benefits in the consolidated statements of operations is performance-based compensation including cash and shared-based compensation. The determination of performance-based compensation involves a high degree of judgment by management and takes into account our actual operating performance, conditions in our industry and other macroeconomic factors. It is possible that revisions to our estimate of performance-based compensation could affect our results of operations in any reporting period.
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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of both March 31, 2015 and December 31, 2014, we recorded a valuation allowance of $0.3 million, related to state net operating losses.

RCS Capital Corporation and Subsidiaries
March 31, 2015

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
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See Note 18 of our consolidated financial statements for more information. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of March 31, 2015, there was no impact to our financial statements from the tax receivable agreement.
Acquisition accounting/intangible asset valuation and goodwill impairment/contingent and deferred consideration
We acquired Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace during 2014 and acquired VSR and Girard during the three months ended March 31, 2015.
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
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional fees in the consolidated statements of operations.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Results of Operations
The following table provides an overview of our consolidated results of operations for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$625,584	$273,368	129%
Expenses	648,004	258,316	151%
Income (loss) before taxes	(22,420)	15,052	(249)%
Provision (benefit) for (from) income taxes	(7,039)	2,903	(342)%
Net (loss) income	$(15,381)	$12,149	(227)%

Basic (loss) earnings per share(1)	$(0.29)	$0.11	(364)%
Diluted (loss) earnings per share(1)	$(0.47)	$0.11	(527)%

EBITDA (Non-GAAP)(2)	$25,372	$17,300	47%
Adjusted EBITDA (Non-GAAP)(2)	$28,368	$37,967	(25)%

Adjusted net income (Non-GAAP)(2)	$13,880	$30,597	(55)%
Adjusted net income per adjusted share (Non-GAAP)(2)	$0.20	$0.81	(75)%
_____________________
(1) See Note 14 to our consolidated financial statements for more information on our calculation.
(2) See “Non-GAAP Measures” for more information on our calculation.
We recorded a net loss of $15.4 million for the three months ended March 31, 2015, or $0.47 loss per diluted share, compared to net income of $12.1 million for the three months ended March 31, 2014, or $0.11 per diluted share, primarily as a result of higher interest expense reflecting our incurrence of long-term debt during April 2014, an increase in amortization expense on the intangible assets from the recent acquisitions, a decline in investment banking revenues and losses from our wholesale distribution business which is further explained below, partially offset by gains on our derivative contracts.
The adjusted net income for the three months ended March 31, 2015 totaled $13.9 million, or $0.20 per adjusted share, versus adjusted net income of $30.6 million, or $0.81 per adjusted share, for the three months ended March 31, 2014 primarily as a result of the change in net income which is discussed above.
Our results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly, Docupace, VSR and Girard beginning on the date of each company’s acquisition. Accordingly, the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace for the entire three months ended March 31, 2015 and the results of VSR and Girard beginning on March 11, 2015 and March 18, 2015 respectively were included for the three months ended March 31, 2015, while none of the results of the businesses acquired in the recent acquisitions, except for First Allied’s results, were included for the three months ended March 31, 2014.
In addition, our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements as of and for the three months ended March 31, 2014 have been recast to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.

RCS Capital Corporation and Subsidiaries
March 31, 2015

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
Subsequent to the ARCP announcement, average monthly equity capital raised by direct investment programs distributed by us for the period from November 2014 through March 2015 was 57.6% less than the average monthly equity capital raised by direct investment programs distributed by us during the same months during the preceding year and 64.9% less than the average monthly sales during the five months (June 2014 to October 2014) preceding the ARCP announcement. While monthly equity capital raised has increased subsequent to the month after the announcement, equity capital raised subsequent to the announcement has declined in comparison to prior periods. Although the amount of the decline may have been affected by factors in addition to the ARCP announcement, such as absence of liquidity events and the stages of the offerings of individual direct investment programs, the ARCP announcement has had a material adverse effect on equity capital raised by direct investment programs distributed by us during this period, and, accordingly, has had an adverse impact on our results of operations for period subsequent to the ARCP announcement.
Revenues for the three months ended March 31, 2015 increased $352.2 million, or 129%, to $625.6 million, as compared to $273.4 million for the three months ended March 31, 2014 primarily due to:

(i)
$421.7 million in increased revenue related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard (beginning on March 11, 2015 and March 18, 2015, respectively, the date of each company’s acquisition, for VSR and Girard) for the three months ended March 31, 2015 and none of the results of the businesses we acquired in the recent acquisitions, except for First Allied’s results, were included for the three months ended March 31, 2014;

(ii)	$23.4 million in gains during the three months ended March 31, 2015 related to changes in the fair value of our derivative contracts;

(iii)
partially offset by a $69.3 million decrease in revenues from Realty Capital Securities’ wholesale distribution business due to a decrease in equity capital raised by direct investment program offerings distributed by Realty Capital Securities from $1.6 billion for the three months ended March 31, 2014 to $1.0 billion for the three months ended March 31, 2015; and

(iv)
$29.7 million in decreased revenues in Investment Banking, Capital Markets and Transaction Management Services due to a decrease in the size of capital markets, mergers and acquisition transactions and strategic advisory transactions for the three months ended March 31, 2015 compared to the three months March 31, 2014.

Expenses for the three months ended March 31, 2015 increased $389.7 million, or 151%, to $648.0 million, as compared to $258.3 million for the three months ended March 31, 2014 primarily due to:

(i)
$428.0 million in increased expenses related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard, including $25.0 million relating to the amortization of intangible assets, for the three months ended March 31, 2015 (none of the results of the businesses we acquired in the recent acquisitions, except for First Allied’s results were included for the three months ended March 31, 2014);

(i)
$24.7 million in increased expenses in Corporate and Other reflecting our incurrence of interest expense on our long-term debt during the second quarter of 2014 and higher share-based compensation related to our board of directors, expenses related to the OPP, certain acquisition-related expenses and certain public company expenses;

(ii)
partially offset by a $58.7 million decrease in the selling expense portion of expenses from Realty Capital Securities’ wholesale distribution business, which decreased in tandem with the decrease in revenues; and

(i)
$7.4 million in decreased expenses in Investment Banking, Capital Markets and Transaction Management Services due to higher acquisition-related expenses and quarterly fees during the three months ended March 31, 2014 as compared to no quarterly fees during the three months ended March 31, 2015.

We expect to incur higher professional fees, interest expense and intangible asset amortization in connection with the recent acquisitions and we may incur losses in future periods because of the level of amortization of intangible assets acquired and new interest expense as a result of debt incurred in connection with the recent acquisitions.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Independent Retail Advice
The following table provides an overview of the results of operations of our Independent Retail Advice business (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$503,559	$92,758	443%
Expenses	503,474	93,606	438%
Income (loss)	$85	$(848)	110%
Following the completion of the Cetera, Summit, J.P. Turner, First Allied and ICH acquisitions during 2014 and the completion of the acquisitions of VSR and Girard in 2015, we are engaged in the Independent Retail Advice business. Our results include the results of operations of Cetera, Summit, J.P. Turner, ICH, VSR and Girard beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the entire three months ended March 31, 2015 and March 31, 2014. There are no comparable results for the three months ended March 31, 2014 as none of the results of the businesses we acquired in the recent acquisitions results, except for First Allied’s results, were included for the three months ended March 31, 2014.
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
Revenues - Revenues for the three months ended March 31, 2015 were $503.6 million and primarily included commissions on securities transactions which are driven by trading volumes, advisory fees which are based on the value of our clients’ portfolios, asset-based fees and other revenues and transaction fees.
Expenses - Expenses for the three months ended March 31, 2015 were $503.5 million and primarily included commission expenses which are correlated to the volume of revenues in a given period, employee compensation expenses and amortization of intangible assets.
Our results for the three months ended March 31, 2015 include the results of operations of Cetera, Summit, J.P. Turner, First Allied and ICH for the entire three months and results of operations beginning on the date of acquisition for VSR and Girard. Our pro forma results include the results of operations for material acquisitions, which include Cetera, Summit, J.P. Turner, First Allied and ICH for the entire three months ended March 31, 2014 as if they were completed on January 1, 2013. Revenues for the Independent Retail Advice business were $503.6 million for the three months ended March 31, 2015, as compared to pro forma revenues of $464.3 million for the three months ended March 31, 2014, an increase of $39.3 million. For the three months ended March 31, 2015, basic expenses, inclusive of acquisition related costs, increased at a slightly lower rate resulting in a $11.0 million increase in pre-tax net income as compared to the three months ended March 31, 2014. Pre-tax net income for the Independent Retail Advice business was $0.1 million for the three months ended March 31, 2015, as compared to a pro forma pre-tax net loss of $10.9 million for the three months ended March 31, 2014 reflecting higher commissions and asset-based fees, net of the related commission expenses.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Wholesale Distribution
The following table provides an overview of the results of operations of our Wholesale Distribution business (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$89,145	$139,110	(36)%
Expenses	105,846	142,635	(26)%
Loss	$(16,701)	$(3,525)	(374)%
Revenues - Our Wholesale Distribution results include the results of operations of StratCap beginning on August 29, 2014, the date of the acquisition. All of the results of operations of Hatteras, including the results of the wholesale distribution of registered investment companies by Hatteras are included in our Investment Management segment. Wholesale Distribution revenues are primarily driven by the amount of equity capital raised by the selling of direct investment programs distributed by us through sales of shares in such direct investment programs by broker-dealers with whom we have a dealer manager relationship. The offerings we have distributed have limited durations and different closing dates, which can cause fluctuations in equity capital raised from quarter to quarter. The rate of equity capital raised generally increases, in some cases very sharply, over the life of an offering so that an increase in equity capital raised would be expected when an offering is in the mid to latter stages of its lifecycle.
Revenues for the three months ended March 31, 2015, decreased $50.0 million, or 36%, to $89.1 million, compared to $139.1 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in equity capital raised due to the reasons explained in greater detail below. These decreases were partially offset by a $22.1 million increase in revenues due to the inclusion of revenues from StratCap during the months ended March 31, 2015. StratCap was acquired on August 29, 2014 and its results are therefore not included in results of the Wholesale Distribution for the three months ended March 31, 2014. Equity capital raised by direct investment program offerings distributed by us decreased from $1.6 billion for the three months ended March 31, 2014 (which includes equity capital raised by Realty Capital Securities during the three months ended March 31, 2014) to $1.0 billion for the three months ended March 31, 2015 (which includes $216 million of equity capital raised by StratCap during the three months ended March 31, 2015).
The decrease in revenues and equity capital raised was due to:

(i)
As a result of the announcement concerning certain accounting errors by ARCP on October 29, 2014, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital temporarily suspended their participation in the distribution of those offerings. The impact of the ARCP announcement, including these temporary suspensions, had an adverse effect on our ability to raise equity capital and as a result, generate wholesale revenues during the three months ended March 31, 2015.

(ii)
Two offerings closed during the latter part of 2014 and contributed to a sharp increase in equity capital raised during the three months ended March 31, 2014. While we have seen an increase in equity capital raised on the three offerings that are expected to close later in 2015 as compared to the three months ended December 31, 2014, the increase in equity capital raised during the three months ended March 31, 2015 for these offerings has been less robust than what we have historically experienced. These offerings typically have an increase in equity capital raised when they are in the later stages of their lifecycle, so the number of offerings closing during a period contributes significantly to the amount of equity capital raised during that period. Although the closed offerings were replaced by second-generation offerings, the normal process of building the selling group at the outset of any offering results in lower initial sales relative to the later stages of an offering’s life.

During the three months ended March 31, 2015, we had related party commissions and dealer manager fees of $44.5 million and $20.9 million, respectively, as compared to $92.4 million and $44.4 million, respectively during the three months ended March 31, 2014. During the three months ended March 31, 2015, we had non-related party commissions and dealer manager fees of $13.3 million and $6.0 million, respectively, as compared to $0.2 million and $0.1 million, respectively during the three months ended March 31, 2014. The increase in non-related party commissions and dealer manager fees for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 reflected the inclusion of the results of StratCap during the three months ended March 31, 2015.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses generally remain relatively constant compared to revenues.

RCS Capital Corporation and Subsidiaries
March 31, 2015

For the three months ended March 31, 2015, expenses decreased $36.8 million, or 26%, to $105.8 million compared to $142.6 million for the three months ended March 31, 2014 as the selling expense portion of expenses decreased in tandem with the decrease in revenues while non-selling expenses were approximately the same for both periods except for the $24.8 million increase in expenses related to the inclusion of StratCap in our results for the three months ended March 31, 2015.
During the three months ended March 31, 2015, we had related party wholesale commissions and reallowance expenses of $28.1 million and $4.5 million, respectively, as compared to $87.0 million and $12.8 million, respectively, during the three months ended March 31, 2014. During the three months ended March 31, 2015, we had non-related party wholesale commissions and reallowance expenses of $12.7 million and $2.2 million, respectively, as compared to $0.2 million and $0.03 million, respectively during the three months ended March 31, 2014. The increase in non-related party wholesale commissions and reallowance expenses for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, reflected the inclusion of the results of StratCap.
Investment Banking, Capital Markets and Transaction Management Services
The following table provides an overview of the results of operations of our Investment Banking, Capital Markets and Transaction Management Services business (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$18,812	$48,544	(61)%
Expenses	14,805	22,226	(33)%
Income	$4,007	$26,318	(85)%
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
Revenues for the three months ended March 31, 2015 were $18.8 million, a decrease of 61% compared to the three months ended March 31, 2014 primarily reflecting $28.4 million earned as advisor in the merger of ARCP and Cole Real Estate Investments, Inc. during the three months ended March 31, 2014. Transaction management revenues were also lower primarily due to decreases in reimbursable expense revenues attributable to decreased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. Revenues from transfer agency services were relatively flat.
Expenses - Investment Banking, Capital Markets and Transaction Management Services expenses primarily consisted of personnel costs and the costs of a third-party system and service provider under a third-party services agreement, whereby ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing.
Expenses for the three months ended March 31, 2015, were $14.8 million, a decrease of 33% compared to the three months ended March 31, 2014. The decrease for the period reflects higher costs related to the recent acquisitions and higher quarterly fees during the three months ended March 31, 2014.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Investment Management
Following the completion of the Hatteras acquisition on June 30, 2014, we are now engaged in the investment management business. The following table provides an overview of the results of operations of our Investment Management business (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$13,380	$—	—
Expenses	13,158	—	—
Income	$222	$—	—
The results of operations of Hatteras did not have an impact on our results for the period prior to its acquisition on June 30, 2014.
As of March 31, 2015, Hatteras had $2.2 billion in assets under management, a decrease from $2.5 billion in assets under management as of December 31, 2014 reflecting redemptions. We expect management fees and servicing fees to continue to increase or decrease proportionately with levels of assets under management.
Revenues - Revenues for the three months ended March 31, 2015 were $13.4 million and primarily included management fees, servicing fees and incentive fees from the investment companies for which we served as the investment adviser. Management fees and servicing fees are driven by the level of net assets of the funds under management.
Expenses - Expenses for the three months ended March 31, 2015 were $13.2 million and primarily included fund expenses, service fees and management fees as well as employee compensation expenses and benefits expenses and amortization of intangible assets.
Our results for the three months ended March 31, 2015 include the results of operations of Hatteras for the entire three months of operations. Our pro forma results include the results of operations of Hatteras for the entire three months ended March 31, 2014 as if the acquisition of Hatteras was completed on January 1, 2013. Revenues for the Investment Management business were $13.4 million for the three months ended March 31, 2015, as compared to pro forma revenues of $14.0 million for the three months ended March 31, 2014, a decrease of $0.6 million. Pre-tax net income was $0.2 million for the three months ended March 31, 2015, as compared to pro forma pre-tax net income of $0.8 million for the three months ended March 31, 2014 reflecting lower investment fee revenues.
Investment Research
The following table provides an overview of the results of operations of our Investment Research business (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$1,183	$—	—
Expenses	3,147	444	609%
Loss	$(1,964)	$(444)	(342)%
Revenues - Investment Research had revenues of $1.2 million for the three months ended March 31, 2015, reflecting fees earned from due diligence performed on non-traded REITs and BDCs. The increase reflects the fact that Investment Research did not begin operations until March 2014.
Expenses - Expenses for the three months ended March 31, 2015 were $3.1 million, which primarily represented personnel costs and amortization of intellectual property. The increase reflects an increase in personnel costs and the fact that Investment Research did not begin operations until March 2014.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Corporate and Other
The following table provides an overview of the results of operations of our Corporate and Other (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	% Change
Revenues	$23,033	$—	—
Expenses	31,102	6,449	382%
Loss	$(8,069)	$(6,449)	(25)%
Revenues - Corporate and Other had revenues of $23.0 million for the three months ended March 31, 2015 primarily reflecting changes in the fair value of our derivative contracts.
Expenses - Corporate and Other expenses primarily included interest expense on our long-term debt, share-based compensation related to our board of directors, expenses related to the OPP, certain acquisition-related expenses and certain public company expenses. Corporate and Other expenses were $31.1 million for the three months ended March 31, 2015, an increase of 382% reflecting our incurrence of long-term debt during April 2014, expenses related to the recent acquisitions and our initiation of share-based compensation to our board of directors during 2014 partially offset by lower OPP-related expenses.
Income Taxes
We recorded an income tax benefit of $7.0 million for the three months ended March 31, 2015 and income tax expense of $2.9 million for the period ended March 31, 2014. The effective tax rates for the three months ended March 31, 2015 and 2014 were 31.40% and 19.29%, respectively. For the three months ended March 31, 2015, our effective tax rate was less than the U.S. federal statutory rate due to gains on our derivative contracts which are excluded from the computation of income taxes and certain transaction costs that are not subject to income tax.
The change in the effective tax rate for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was also due to gains on our derivative contracts which are excluded from the computation of income taxes and certain transaction costs that are not subject to income tax as well as the fact that pre-tax income for the period ended March 31, 2014 included non-controlling interest of 90.6% of the Original Operating Subsidiaries, with the remaining 9.4% of the income taxable to us. On February 11, 2014, that non-controlling interest ceased to exist with respect to Class B common stock, other than a de minimis interest related to the sole outstanding share of Class B common stock, and, with respect to LTIP Units earned during 2014, on December 31, 2014, when the LTIP Units that had been earned were exchanged for shares of Class A common stock. See “—Non-Controlling Interest.”
As of March 31, 2015, we had a net deferred tax liability of $269.3 million. This net deferred tax liability will likely reverse in future years as the intangible assets are amortized for book purposes and could negatively impact cash flows from operations in the years in which reversal occurs which would result in higher taxable income. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
Non-Controlling Interest
Prior to February 11, 2014, we had a controlling interest and 9.4% of the economic interest in each of the Original Operating Subsidiaries, and, as a result, our financial statements include the consolidated financial results of the Original Operating Subsidiaries, but we were required to present the 90.6% we did not own (the non-controlling interest) in our consolidated financial statements. We engaged in the 2014 Restructuring Transactions to, among other things, eliminate this non-controlling interest.
On February 11, 2014, this non-controlling interest ceased to exist (other than a de minimis interest related to the sole outstanding share of Class B common stock and LTIP Units) when RCAP Holdings exchanged all its Class B common stock and Original Operating Subsidiaries Units except for one share of Class B common stock and one Original Operating Subsidiaries Unit for a total of 23,999,999 shares of our Class A common stock. In connection with this exchange, RCS Capital Management contributed to RCS Holdings an aggregate of 3,975,000 LTIP Units in the Original Operating Subsidiaries (all of the 1,325,000 LTIP Units in each Original Operating Subsidiary) in exchange for 1,325,000 LTIP Units in RCS Holdings. LTIP Units in RCS Holdings are structured as a profits interest in RCS Holdings with all the rights, privileges and obligations associated with Class A Units in RCS Holdings, subject to certain exceptions, and do not have any voting rights and therefore are classified as non-controlling interest.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Pursuant to our certificate of incorporation then in effect, a share of Class B common stock could not be transferred, except in connection with an exchange of an Original Operating Subsidiaries Unit for a share of our Class A common stock pursuant to an existing exchange agreement. Further, an Original Operating Subsidiaries Unit could not be exchanged for a share of our Class A common stock under the exchange agreement without the corresponding share of our Class B common stock being delivered together at the time of exchange, at which time, such Class B common stock would be automatically canceled.
Accordingly, concurrently with the exchange of Original Operating Subsidiary Units described above all but one of the outstanding shares of Class B common stock, all of which were held by RCAP Holdings, were canceled.
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
As a result we no longer have a non-controlling interest related to Original Operating Subsidiaries Units.
In April 2014, our board of directors determined that 310,947 LTIP Units in RCS Holdings were earned and 1,014,053 LTIP Units in RCS Holdings were forfeited. Following this amendment, no additional LTIP Units may be earned under the OPP. Concurrently, RCS Capital Management distributed all of the 310,947 LTIP Units that were earned to the Members pro rata in accordance with their respective percentage interests in RCS Capital Management as of immediately prior to the acquisition by Luxor of an interest in RCS Capital Management.
On December 31, 2014, we, RCS Capital Management, and RCS Holdings entered into another amendment to the OPP, which provided for the early vesting of all of the LTIP Units.
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
As a result we no longer have a non-controlling interest related to LTIP Units.
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
March 31, 2015

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
The following table provides a reconciliation of net income attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net (loss) income (GAAP)	$(15,381)	$12,149
Add back: Provision (benefit) for income taxes	(7,039)	2,903
Add back: Depreciation and amortization expense	29,350	2,017
Add back: Interest expense	18,442	231
EBITDA (Non-GAAP)	25,372	17,300
Add back: Non-cash equity compensation	4,847	4,026
Add back: Acquisition-related expenses(1)	7,259	6,963
Add back: Amortization of capitalized advisor compensation	3,323	590
Add back: Change in contingent and deferred consideration	3,656	7
Add back: Change in the fair value of embedded derivative contracts	(23,427)	—
Add back: Other(2)	7,338	9,081
Adjusted EBITDA (Non-GAAP)	$28,368	$37,967
________________
(1) Includes integration-related employee compensation and related costs.
(2) Comprised primarily of professional fees that are outside the normal course of our operations and start-up costs related to the development of new businesses for the three months ended March 31, 2015 and the OPP bonus the three months ended March 31, 2014.

RCS Capital Corporation and Subsidiaries
March 31, 2015

The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share (Non-GAAP) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) (GAAP)	$(15,381)	$12,149
Adjusted net income adjustments:
Add back: Non-cash equity compensation	3,325	3,249
Add back: Acquisition-related expenses(1)	4,980	5,620
Add back: Amortization of capitalized advisor compensation	2,280	476
Add back: Change in contingent and deferred consideration	2,508	6
Add back: Change in the fair value of embedded derivative contracts	(16,071)	—
Add back: Other(2)	5,034	7,329
Total adjusted net income adjustments	2,056	16,680
Amortization of intangible assets(3)	27,205	1,768
Adjusted net income (Non-GAAP)	$13,880	$30,597
Adjusted net income per adjusted share (Non-GAAP)	$0.20	$0.81
Adjusted share reconciliation:
Weighted-average basic shares (GAAP)	71,129,912	26,831,762
Weighted average of Class B common stock (January 1 to February 10, 2014)	—	10,933,334
Total adjusted weighted-average shares (GAAP and Non-GAAP, respectively)	71,129,912	37,765,096
Effective tax rate used in the reconciliation of net income (loss) to adjusted net income	31.40%	19.29%
________________
(1) Includes integration-related employee compensation and related costs.
(2) Comprised primarily of professional fees that are outside the normal course of our operations and start-up costs related to the development of new businesses for the three months ended March 31, 2015 and the OPP bonus the three months ended March 31, 2014.
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
The Bank Facilities and our convertible notes include covenants and other provisions based on a definition of EBITDA, which we refer to as “Covenant EBITDA,” that differs from the definition of EBITDA described above. Furthermore, our Series B Preferred Stock and our Series C Preferred Stock also include covenants and other provisions based on a definition of EBITDA that differs from both the definition of EBITDA described above and Covenant EBITDA, which is defined in the Series B COD and the Series C COD, as LTM, or last twelve months, Adjusted EBITDA.

RCS Capital Corporation and Subsidiaries
March 31, 2015

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
Covenant EBITDA is only generally comparable to EBITDA and adjusted EBITDA. Under the Bank Facilities and the indenture governing the convertible notes, Covenant EBITDA is similar to EBITDA, subject to certain additional adjustments, including further adjustments to add back (i) equity-based compensation and other non-cash charges and extraordinary, nonrecurring or unusual losses or expenses; (ii) fees and expenses incurred in connection with equity issuances and debt incurrences, and certain fees and expenses incurred in connection with the financing of the acquisition of Cetera, the acquisitions of Cetera, Hatteras, ICH, Summit and J.P. Turner and Permitted Acquisitions (as defined in the Bank Facilities), which, in the aggregate (other than fees and expenses for the financing of the acquisition of Cetera and the recent acquisitions to the extent scheduled), do not exceed 10% of Covenant EBITDA for the relevant period; (iii) certain projected net cost savings and synergies related to the acquisitions of Cetera, Hatteras, ICH, Summit and J.P. Turner and the financing of the acquisition of Cetera based on actions to be taken within 18 months; and (iv) projected net cost savings and synergies related to other acquisitions and asset sales permitted under the credit agreement based on actions to be taken within 12 months, which, in the aggregate and prior to giving effect to such net cost savings and synergies, do not exceed 10% of Covenant EBITDA for the four quarters preceding the relevant determination date. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive Covenant EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances, such as the differences in adjustments made to add back acquisition related expenses.
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
Liquidity and Capital Resources
Currently, our principal use of existing funds and any funds raised in the future is to expand our lines of business through internal growth and by acquiring complementary businesses, including contingent and deferred consideration related to the recent acquisitions, as well as for the payment of operating expenses. We have agreed to make additional capital contributions to Docupace of up to $28.0 million in cash in 2015 and up to $20.0 million in cash in 2016 and may be required to pay contingent and/or deferred consideration based on the acquired companies’ meeting certain performance criteria with regard to certain of our other recent acquisitions. In addition, we and RCS Holdings are party to agreements which may require payment of quarterly fees and incentive fees to our service provider, RCS Capital Management.
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities, consisting of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (was not drawn down at closing). The proceeds to us from the Bank Facilities were $685.1 million after original issue discount and following the payment of fees and expenses due at closing. On July 21, 2014, we drew down $1.1 million in the form of a backstop letter of credit. On March 11, 2015, we drew down $23.0 million on the senior secured first lien revolving credit facility.
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
On December 12, 2014 we entered into a Securities Exchange Agreement with Luxor (the “Securities Exchange Agreement”) pursuant to which, on December 19, 2014, we exchanged the remaining 11,584,427 shares of Series A convertible preferred stock held by Luxor for 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C preferred stock. $3.0 million of accrued and unpaid dividends on Series A convertible preferred stock through December 12, 2014, the date of their submission for conversion, were included proportionately as part of the first dividend payments accrued on the Series B Preferred Stock and the Series C Preferred Stock. See Note 10 of our consolidated financial statements for more information.

RCS Capital Corporation and Subsidiaries
March 31, 2015

In addition to the $25.0 million senior secured first lien revolving credit facility described above of which $23.0 million was outstanding as of March 31, 2015, Cetera had a line of credit for $50.0 million, with no maturity date and as of March 31, 2015 no amount was outstanding, and ICH had a line of credit for $1.0 million, with no maturity date and as of March 31, 2015 no amount was outstanding.
We expect to meet our future short-term operating liquidity requirements through cash on hand and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of interest on our indebtedness, and the quarterly fee and incentive fee to RCS Capital Management if such fees are earned.
In order to meet our future long-term liquidity requirements or to continue to pursue strategic acquisition opportunities, we expect to utilize cash on hand and cash generated from our current operations and we may issue equity securities and debt securities in both public and private offerings in the future. The issuance of these securities will depend on future market conditions, funding needs and other factors, and there can be no assurance that any such issuance will occur or be successful.
Regulated Subsidiaries
Our broker-dealers are subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of our broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 2% of aggregate debit items. As of and during the three months ended March 31, 2015 all our subsidiaries that were under our control were in compliance with their net capital requirements except J.P. Turner & Company LLC. J.P. Turner & Company LLC received a capital contribution from us of $4.0 million during April 2015 to become compliant with its net capital requirement. See Note 17 to our consolidated financial statements for more information.
Dividends
At the present time, we do not expect to pay quarterly dividends on our Class A common stock or on our Series B Preferred Stock and Series C Preferred Stock in the near term, as our ability to pay cash dividends is restricted due to negative covenants in the Bank Facilities.
During the three months ended March 31, 2015, we did not declare dividends on our Class A common stock. During the three months ended March 31, 2014, we declared $5.1 million in dividends and dividend equivalents on our Class A common stock.
During the three months ended March 31, 2015, we accrued $4.1 million and $2.0 million in dividends on our Series B Preferred Stock and Series C Preferred Stock, respectively, which were not paid in cash. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date. Accordingly, on April 10, 2015 and January 12, 2015, the liquidation preference of the Series B Preferred Stock increased by $4.6 million and $2.8 million, respectively, to reflect the accrued and unpaid dividends. On April 10, 2015 and January 12, 2015, we increased the liquidation preference of the Series C Preferred Stock by $2.2 million and $1.9 million, respectively, to reflect the accrued and unpaid dividends.
Cash Flows
We had cash balances of $170.2 million, $199.4 million and $119.3 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.
Net cash used in operating activities was $14.1 million for the three months ended March 31, 2015. Net cash provided by operating activities was $60.8 million for the three months ended March 31, 2014. The difference between the cash used in operating activities for the three months ended March 31, 2015, as compared to the cash provided by operating activities for the three months ended March 31, 2014 was primarily due to a) the change in net income (loss) and b) the timing of collections of receivable balances and the payment of payable balances at period-end. For Realty Capital Securities, commission and dealer manager fees receivable typically represent one day of fees earned from the distribution of related party and non-related party products. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly.
Net cash used in investing activities was $23.1 million for the three months ended March 31, 2015. Net cash used in investing activities was $7.4 million for the three months ended March 31, 2014. The net cash used in investing activities for the three months ended March 31, 2015 was primarily a result of payments made for the recent acquisition partially offset by sale of available-for-sale securities. The investing activities for the three months ended March 31, 2014 included the purchase of intellectual property, property and equipment and sales of available-for-sale securities.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2015. Net cash used in financing activities was $4.1 million for the three months ended March 31, 2014. The financing activity for the three months ended March 31, 2015 was due to a $23.0 million drawdown on the senior secured first lien partially offset by $7.2 million and $7.9 million in regularly scheduled principal payments for long-term debt and contingent and deferred consideration, respectively.
We expect all current liquidity needs will be met with our available cash and other activities as described above.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. The determination of where an asset or liability falls within the fair value hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input.
Total Level 3 financial assets were $5.5 million and $0.6 million as of March 31, 2015 and as of December 31, 2014, respectively. Total Level 3 financial assets were not material to our total assets.
Total Level 3 financial liabilities were $186.7 million and $210.2 million as of March 31, 2015 and as of December 31, 2014, respectively. Total Level 3 financial liabilities were 11% and 13% of our total liabilities as of March 31, 2015 and as of December 31, 2014, respectively.
See Note 4 to the consolidated financial statements for further information about Level 3 financial assets and liabilities, including changes in Level 3 financial instruments.
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
The embedded derivative contracts’ features require separate accounting as derivative instruments; therefore, the issuance proceeds for the convertible note and Series A convertible preferred stock were first allocated to the fair value of the put/call agreement and then, on a relative fair value basis, to the hybrid instruments. The proceeds allocated to each hybrid instrument were then attributed between the host contract and the embedded derivative contracts. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of operations.
On November 18, 2014 and December 12, 2014, a portion of the Series A convertible preferred stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. Accordingly, the bifurcated derivatives associated with the converted Series A convertible preferred stock were adjusted to their fair value on the date of each submission for conversion, with the changes in fair value reflected in other revenues in the consolidated statements of operations. The bifurcated derivatives associated with the converted Series A convertible preferred stock were then written off against retained earnings.
On December 19, 2014, the remaining Series A convertible preferred stock was exchanged for Series B Preferred Stock and Series C Preferred Stock. Accordingly, the bifurcated derivatives associated with the remaining Series A convertible preferred stock were adjusted to their fair value as measured on the date of the exchange, with the change in fair value reflected in other revenues in the consolidated statements of operations. The remaining bifurcated derivatives associated with the Series A convertible preferred stock, which were exchanged, were written off against retained earnings.
The Series B Preferred Stock and Series C Preferred Stock issued on December 19, 2014 also have embedded derivative contracts features that require separate accounting as derivative instruments. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of operations.
See Notes 4 and 9 to our consolidated financial statements for more information.
Contractual Obligations
We have certain contractual obligations that require us to make cash payments. As of March 31, 2015, these contractual obligations include deferred and contingent consideration related to recent acquisitions, borrowings in connection with the financing of the recent acquisitions as described below, various operating leases and contracts with third parties to perform back-office processing services.

RCS Capital Corporation and Subsidiaries
March 31, 2015

The following table presents our contractual obligations as of March 31, 2015:

	< 1 year	1-3 years	4-5 years	> 5 years	Total
Acquisition related	$92,323	$97,102	$—	$—	$189,425
Long-term debt	67,150	174,402	352,189	270,000	863,741
Contractual interest payments	60,174	104,213	65,066	25,469	254,922
Operating leases	11,910	19,618	14,097	21,953	67,578
Other obligations	10,386	15,777	13,134	2,336	41,633
Total	$241,943	$411,112	$444,486	$319,758	$1,417,299
The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years. During the three months ended March 31, 2015, we repaid $7.2 million of the senior secured first lien term loan facility as a regularly scheduled principal repayment. As of March 31, 2015, approximately $553.4 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and $23.0 million was outstanding under the senior secured first lien revolving credit facility (not including a backstop letter of credit). On July 21, 2014, we utilized $1.1 million from the senior secured first lien revolving credit facility in the form of a backstop letter of credit.
The first lien term facility included an original issue discount of 1.0% for gross proceeds to us upon incurrence of $569.3 million. The second lien term facility included an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million.
The first lien term facility has an interest rate equal to LIBOR plus 5.50% per annum, the senior secured first lien revolving credit facility has an initial interest rate equal to LIBOR plus 4.50% per annum, which may be reduced to 4.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00, and the second lien term facility has an interest rate equal to LIBOR plus 9.50% per annum. In the case of both term facilities and the senior secured first lien revolving credit facility, LIBOR can be no less than 1.00% per annum.
The Bank Facilities are subject to: (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness, excess cash flow (as described in more detail below; (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments), asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital. As of March 31, 2015, we were in compliance with these covenants.
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

RCS Capital Corporation and Subsidiaries
March 31, 2015

On November 18, 2014 and December 12, 2014, a portion of the Series A convertible preferred stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. On December 12, 2014 we entered into the Securities Exchange Agreement, pursuant to which we exchanged the remaining shares of Series A convertible preferred stock for shares of Series B Preferred Stock and shares of Series C Preferred Stock on December 19, 2014. Based on the redemption and conversion features of the Series B Preferred Stock and Series C Preferred Stock, we have classified the Series B Preferred Stock and Series C Preferred Stock as mezzanine equity on the statement of financial condition. The Series B Preferred Stock is not convertible. The Series C Preferred Stock is convertible, at the holder’s option, into shares of Class A common stock. See Notes 9 and 10 to our consolidated financial statements for more information.
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
Recently Issued Accounting Pronouncements
See Note 3 to the consolidated financial statements for further information about recently issued accounting pronouncements.
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
We have entered into a put/call agreement and we have embedded derivatives related to our convertible notes and preferred stock that are subject to market risk.
Our broker-dealer, RIA and investment management subsidiaries earn fees based on the levels of assets being managed. These fees can be subject to fluctuations due to changes in market risk.

RCS Capital Corporation and Subsidiaries
March 31, 2015

We have $14.1 million of trading securities on our balance sheet in connection with our customer facilitation activities. Included in trading securities are $0.5 million of equity securities and $10.4 million of mutual funds that may expose us to market risk. A 10% decrease in market value would result in losses of $1.1 million on trading securities related to holdings in equity securities and mutual funds.
We have $2.8 million of available-for-sale securities on our balance sheet in connection with investing activities. Our available-for-sale securities consist entirely of mutual funds that may expose us to market risk. A 10% decrease in market value would result in unrealized losses of $0.3 million on available-for-sale securities.
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
The first lien term facility has an interest rate equal to LIBOR plus 5.50% per annum, the senior secured first lien revolving credit facility has an interest rate equal to the prime rate plus 4.50% per annum, which may be reduced to 4.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00, and the second lien term facility has an interest rate equal to LIBOR plus 9.5% annum. In the case of both term facilities, LIBOR can be no less than 1% per annum. A rising interest rate could have an adverse impact as our interest rate could increase.
The following table presents the impact of increases to LIBOR (in thousands):

	Principal Balance	Annual Impact of an Interest Rate Increase of
	as of March 31, 2015	10 Basis Points(1)	50 Basis Points(1)	100 Basis Points
First lien term facility	$553,438	$—	$—	$975
Second lien term facility	150,000	—	—	264
First lien revolving facility	23,000	23	115	230
Total	$726,438	$23	$115	$1,469
_____________________
(1) This increase does not result in LIBOR rising above 1%. The interest rates on the first lien term facility and second lien term facility will not change until LIBOR rises above 1%.
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

RCS Capital Corporation and Subsidiaries
March 31, 2015

Change in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCS Capital Corporation and Subsidiaries
March 31, 2015

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 16 of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our subsidiaries are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
We are including the following revised risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2014 which was filed on April 2, 2015.
Extensive or frequent changes in regulations could adversely affect our business.
The financial services industry is subject to extensive and frequently changing regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Such regulation continues to grow more extensive and complex, and regulatory proceedings continue to become more frequent and sanctions more severe. The SEC, FINRA, the Municipal Securities Rulemaking Board (“MSRB”), national securities exchanges and other governmental authorities and SROs continue to propose new regulatory initiatives which may result in the adoption of new or revised regulations, as well as changes to interpretations of existing regulations. We may be adversely affected by new regulations, changes in regulatory interpretations, or more rigorous enforcement of applicable regulations, any of which could limit our business activities, increase our costs, adversely affect our results of operations and financial condition and harm our reputation.
Regulatory changes that may have an adverse impact on our business include potential new regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). These may include the development of alternative standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail investors, including the imposition of a fiduciary standard on broker-dealers. The SEC is also considering the potential harmonization of certain other aspects of the regulation of broker-dealers and investment advisers. Additionally, in April 2015 the Department of Labor (the “DOL”) proposed regulations under the Employee Retirement Income Security Act (“ERISA”) to expand the scope of those who become fiduciaries to capture more of the current services of 401(k) and IRA providers and, among other things, could affect our advisors’ ability to receive certain fees or commissions from investments in such retirement plans, unless an exemption is available. The proposed regulations are subject to a 75-day public comment period, future public hearings and potential modifications before the final regulations, if any, are adopted. The adoption of any such SEC or DOL regulations could require changes to certain business practices and require us to invest significant management attention and resources to evaluate and make necessary changes, which could impact our business and financial results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
On March 4, 2015, the Company settled the remaining contingent and deferred acquisition related to its acquisition of J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC. As part of the consideration paid to the sellers, all of whom were accredited investors, on the date of the settlement, the Company issued 245,813 shares of Class A common stock. The shares of Class A common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
On March 11, 2015, the Company completed the acquisition of VSR Group, Inc. As part of the aggregate consideration paid to the sellers, all of whom were accredited investors, on the date of the acquisition, the Company issued 2,436,429 shares of Class A common stock. The shares of Class A common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

RCS Capital Corporation and Subsidiaries
March 31, 2015

On March 18, 2015, the Company completed the acquisition of Girard Securities, Inc. As part of the aggregate consideration paid to the sellers, all of whom were accredited investors, on the date of the acquisition, the Company issued 549,529 shares of Class A common stock. The shares of Class A common stock were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

RCS Capital Corporation and Subsidiaries
March 31, 2015

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	May 11, 2015	By:	/s/ EDWARD M. WEIL, JR.
Edward M. Weil, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
March 31, 2015

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1(1)	Third Supplemental Indenture dated as of January 30, 2015 to the Indenture, dated as of April 29, 2014, by and between RCS Capital Corporation and Wilmington Trust, National Association.
10.1	Third Amendment, dated as of February 4, 2015, to the Services Agreement by and among AR Capital, LLC and RCS Advisory Services, LLC, dated as of June 10, 2013.
31.1
Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Principal Financial Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Written statements of the Principal Executive Officer and Principal Financial Officer of RCS Capital Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
(1) Incorporated by reference to RCS Capital Corporation’s Current Report of Form 8-K filed with the SEC on February 4, 2015.