Form 10-Q
period 2015-06-30
RCS Capital Corp
filed 2015-08-11
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on August 10, 2015 was 77,296,297 shares and one share, respectively.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
June 30, 2015

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except shares and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$175,652	$199,435
Cash and securities segregated under federal and other regulations	19,073	19,030
Available-for-sale securities	2,701	11,473
Trading securities	10,777	10,242
Accounts receivable:
Due from related parties	19,725	31,580
Due from non-related parties	155,598	141,309
Prepaid expenses and other assets	81,900	85,674
Property and equipment (net of accumulated depreciation of $9,527 and $5,488, respectively)	39,276	24,746
Deferred compensation plan investments	86,654	83,456
Notes receivable (net of allowance of $1,086 and $914, respectively)	75,039	68,989
Deferred financing fees	36,993	27,808
Intangible assets (net of accumulated amortization of $122,214 and $68,106, respectively)	1,122,969	1,243,525
Goodwill	530,949	519,361
Total assets	$2,357,306	$2,466,628

Liabilities, Mezzanine Equity and Stockholders’ Equity
Payable to customers	$22,764	$13,832
Commissions payable	113,556	102,056
Accrued expenses and accounts payable:
Due to related parties	1,847	2,479
Due to non-related parties	111,551	93,898
Derivative contracts	39,647	81,032
Other liabilities	51,147	37,036
Deferred compensation plan accrued liabilities	87,297	84,963
Net deferred tax liability	220,639	266,202
Contingent and deferred consideration	109,298	145,430
Long-term debt	804,285	804,411
Total liabilities	1,562,031	1,631,339

Commitments and contingencies — See Note 16 for more information.	—	—

Mezzanine Equity
11% Series B Preferred Stock $0.001 par value, 100,000,000 shares authorized, 5,800,000 issued and outstanding as of June 30, 2015, and December 31, 2014	152,458	146,700
7% Series C Convertible Preferred Stock $0.001 par value, 100,000,000 shares authorized, 4,400,000 issued and outstanding as of June 30, 2015, and December 31, 2014	114,145	111,288

Stockholders’ Equity
Class A common stock, $0.001 par value, 300,000,000 shares authorized, 77,151,089 issued and outstanding as of June 30, 2015, and 100,000,000 shares authorized, 70,571,540 issued and outstanding as of December 31, 2014	77	71
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of June 30, 2015, and December 31, 2014	—	—
Additional paid-in capital	755,808	723,113
Accumulated other comprehensive income (loss)	80	(120)
Retained deficit	(259,106)	(179,804)
Total stockholders’ equity	496,859	543,260
Non-controlling interests	31,813	34,041
Total liabilities, mezzanine and stockholders’ equity	$2,357,306	$2,466,628
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Retail commissions	$283,426	$175,229	$561,494	$223,118
Selling commissions:
Related party products	55,588	169,591	100,071	262,011
Non-related party products	15,124	2	28,417	159
Dealer manager fees:
Related party products	26,322	78,632	47,262	123,070
Non-related party products	6,802	—	12,782	72
Investment banking fees:
Related party products	6,489	17,677	11,903	49,409
Non-related party products	—	3,375	—	3,375
Advisory and asset-based fees (non-related party)	176,901	98,822	334,167	130,533
Transfer agency revenue (related party products)	4,745	5,638	9,011	9,024
Services revenue:
Related party products	8,511	12,066	15,274	20,166
Non-related party products	3,165	101	6,037	182
Reimbursable expenses:
Related party products	465	1,803	799	7,836
Non-related party products	—	33	154	63
Investment fee revenue	10,927	—	23,093	—
Transaction fees	44,807	23,015	92,794	29,596
Other revenue	35,094	59,035	60,692	59,773
Total revenues	678,366	645,019	1,303,950	918,387

Expenses:
Retail commissions and advisory	409,101	253,132	794,978	321,602
Wholesale commissions:
Related party products	36,730	147,148	64,873	234,144
Non-related party products	14,118	2	26,802	159
Wholesale reallowance:
Related party products	5,839	22,794	10,318	35,615
Non-related party products	2,370	—	4,560	29
Investment fee expense	6,387	—	13,273	—
Internal commissions, payroll and benefits	84,147	73,385	166,423	116,744
Conferences and seminars	12,325	11,015	21,195	18,011
Travel	4,377	2,925	8,420	5,417
Marketing and advertising	4,047	3,056	8,213	6,130
Professional fees	16,207	9,933	28,290	14,533
Data processing	11,085	8,772	21,531	12,549
Quarterly fee (related party)	—	248	—	2,030
Acquisition and related integration costs	5,200	6,546	7,656	13,263
Interest expense	18,603	12,699	37,045	12,930
Occupancy	8,438	5,792	16,182	8,831
Depreciation and amortization	29,152	15,529	58,502	17,546
Goodwill and intangible assets impairment charge	156,801	—	156,801	—
Clearing and exchange fees	10,803	5,118	20,981	7,106
Outperformance bonus (related party)	—	2,559	—	9,709
Change in fair value of contingent and deferred consideration	(54,023)	156	(50,367)	163
Other expenses	14,881	4,898	28,916	7,512
Total expenses	796,588	585,707	1,444,592	844,023
Income (loss) before taxes	(118,222)	59,312	(140,642)	74,364
Provision for (benefit from) income taxes	(52,073)	10,840	(59,112)	13,743
Net income (loss)	(66,149)	48,472	(81,530)	60,621
Less: net income (loss) attributable to non-controlling interests	(1,002)	256	(2,228)	9,120
Less: preferred dividends and deemed dividend	7,001	198,077	13,602	198,077
Net loss attributable to Class A common stockholders	$(72,148)	$(149,861)	$(92,904)	$(146,576)

Per Share Data
Net (loss) income per share attributable to Class A common stockholders (Note 14)
Basic	$(0.97)	$(3.49)	$(1.28)	$(4.21)
Diluted	$(1.11)	$(3.59)	$(1.59)	$(4.53)

Weighted-average basic shares	74,006,580	43,030,018	72,576,193	34,975,636
Weighted-average diluted shares	88,605,947	48,295,269	87,175,560	37,622,806
Cash dividend declared per common share	$—	$0.18	$—	$0.36
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$(66,149)	$48,472	$(81,530)	$60,621
Other comprehensive income (loss) adjustments, net of tax:
Available-for-sale securities	(52)	92	200	508
Total other comprehensive income (loss), net of tax	(52)	92	200	508
Total comprehensive income	(66,201)	48,564	(81,330)	61,129
Less: net comprehensive income (loss) attributable to non-controlling interests	(1,002)	256	(2,228)	9,575
Less: preferred dividends and deemed dividends	7,001	198,077	13,602	198,077
Net comprehensive income (loss) attributable to RCS Capital Corporation	$(72,200)	$(149,769)	$(92,704)	$(146,523)

See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A common stock		Class B common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Stockholders’ Equity and Non-controlling Interest
Balance, December 31, 2013	13,764,929	$14	24,000,000	$24	$180,528		$1,164	$(46)	$181,684	$34,670	$216,354
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	502
Net income	—	—	—	—	—		917	—	917	8,840	9,757
Balance, February 10, 2014	13,764,929	14	24,000,000	24	180,528		2,081	1	182,648	44,175	226,823

Exchange Transactions	23,999,999	24	(23,999,999)	(24)	44,676	(a)	—	—	44,676	(43,473)	1,203
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	9,499	9,499
Issuance of restricted stock awards	2,366,703	3	—	—	14,214		(5,243)	—	8,974	—	8,974
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—		—	6	6	—	6
Public offering of common stock, net of offering costs	19,870,248	20	—	—	373,851		—	—	373,871	—	373,871
Private offering of common stock, net of offering costs	2,469,136	2	—	—	47,725		—	—	47,727	—	47,727
Shares issued in connection with the Summit acquisition	498,884	—	—	—	10,431		—	—	10,431	—	10,431
Shares issued in connection with the J.P. Turner acquisition	239,362	—	—	—	4,860		—	—	4,860	—	4,860
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(280)	(280)
Net loss	—	—	—	—	(161,997)		14,504	—	(147,493)	280	(147,213)
Dividend equivalents on restricted stock, net of tax	—	—	—	—	(327)		(384)	—	(711)	—	(711)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		(10,958)	—	(15,728)	—	(15,728)
Balance June 30, 2014	63,209,261	$63	1	$—	$509,191		$—	$7	$509,261	$10,201	$519,462

Balance, December 31, 2014	70,571,540	$71	1	$—	$723,113		$(179,804)	$(120)	$543,260	$34,041	$577,301
Retirement of shares	(161)	—	—	—	—		—	—	—	—	—
Preferred stock conversion(b)	2,042,022	2	—	—	(2)		—	—	—	—	—
First Allied restricted stock plan issuance	69,427	—	—	—	1,283		—	—	1,283	—	1,283
Issuance of restricted stock awards and warrants	1,236,490	1	—	—	9,168		—	—	9,169	—	9,169
Shares issued in connection with the settling of contingent consideration due to the JP Turner acquisition	245,813	—	—	—	2,730		—	—	2,730	—	2,730
Shares issued in connection with the VSR acquisition	2,436,429	2	—	—	26,772		—	—	26,774	—	26,774
Shares issued in connection with the Girard acquisition	549,529	1	—	—	6,346		—	—	6,347	—	6,347
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—		—	200	200	—	200
Net loss	—	—	—	—	(13,602)		(79,302)	—	(92,904)	(2,228)	(95,132)
Balance, June 30, 2015	77,151,089	$77	1	$—	$755,808		$(259,106)	$80	$496,859	$31,813	$528,672
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
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(81,530)	$60,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,394	2,014
Amortization	54,108	15,532
Goodwill and intangible assets impairment	156,801	—
Equity-based compensation	9,168	18,683
Deferred income taxes	(62,040)	3,668
Loss/(gain) on the sale of available-for-sale securities	369	(171)
Change in fair value of contingent and deferred consideration	(50,367)	163
Gain on derivative contracts	(56,393)	(58,452)
Deferred compensation plan investments, net	(864)	135
Forgiveness of notes receivable	4,124	2,507
Change in fair value of trading securities	576	(908)
Deferred financing fees amortization	6,178	1,280
Other	(213)	(36)
Increase (decrease) resulting from changes in:
Cash and securities segregated under federal and other regulations	(43)	2,000
Trading securities	5,190	(301)
Accounts receivable:
Due from related parties	11,855	31,018
Due from non-related parties	(13,792)	(32,521)
Prepaid expenses and other assets	5,902	(2,372)
Notes receivable	(10,294)	(7,160)
Payable to customers	8,932	(6,588)
Commissions payable	11,261	36,117
Accrued expenses and accounts payable:
Due to related parties	(632)	(2,629)
Due to non-related parties	17,544	(16,048)
Other liabilities	4,380	(77,161)
Payment of contingent consideration in excess of acquisition date fair value	(2,680)	(18)
Net cash provided by (used in) operating activities	21,934	(30,627)

Cash flows from investing activities:
Change in restricted cash	—	(26,000)
Purchases of available-for-sale securities	(26)	(215)
Proceeds from the sale of available-for-sale securities	8,780	9,013
Purchase of property and equipment	(7,286)	(2,221)
Proceeds from the written put option	—	21,216
Payment for Cetera acquisition, net of cash acquired	—	(891,101)
Payment for Summit acquisition, net of cash acquired	—	(33,374)
Payment for Hatteras acquisition, net of cash acquired	—	(29,195)
Payment for J.P. Turner acquisition, net of cash acquired	—	(2,615)
Payment for SK Research — intangible assets and property and equipment	—	(10,092)
Payment for VSR acquisition, net of cash acquired	(19,104)	—
Payment for Girard acquisition, net of cash acquired	(9,107)	—
Net cash used in investing activities	(26,743)	(964,584)

Cash flows from financing activities:
Proceeds from the issuance of first lien revolving facility and term loans, respectively	23,000	685,633
Payments on long-term debt	(21,831)	(1,352)
Payment of contingent and deferred consideration	(7,877)	(13,154)
Net proceeds from the issuance of convertible notes (including embedded derivative)	—	83,551
Net proceeds from issuance of Series A convertible preferred stock (including embedded derivative)	—	197,504
Net proceeds from issuance of common stock	—	421,598
Dividends paid	—	(5,515)
Payment of consent and arrangement fees	(12,266)	—
Net cash (used in) provided by financing activities	(18,974)	1,368,265

Net (decrease) increase in cash	(23,783)	373,054
Cash and cash equivalents, beginning of period	199,435	70,059
Cash and cash equivalents, end of period	$175,652	$443,113
See Notes to Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

1. Organization and Description of the Company
Formation. RCS Capital Corporation (“we”, “us”, “our company” or the “Company”) is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was initially formed to hold Realty Capital Securities, LLC (“Realty Capital Securities”), RCS Advisory Services, LLC (“RCS Advisory”) and American National Stock Transfer, LLC (“ANST” and together with Realty Capital Securities and RCS Advisory, the “Original Operating Subsidiaries”) and to grow business lines under the Original Operating Subsidiaries.
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
2. Recent Acquisitions
During the year ended December 31, 2014, the Company completed the acquisitions of Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (together, “J.P. Turner”), Hatteras Funds Group (“Hatteras”), First Allied Holdings Inc. (“First Allied”), Investors Capital Holdings, Ltd. (“ICH”), Validus/Strategic Capital Partners, LLC (“StratCap”), Trupoly, LLC (“Trupoly”) and a controlling interest in Docupace Technologies, LLC (“Docupace”) and during the six months ended June 30, 2015, the Company completed the acquisitions of VSR Group, Inc. (“VSR”) and Girard Securities, Inc. (“Girard”) (collectively, the “recent acquisitions”). The recent acquisitions were made in order for the Company to diversify its revenue stream. The resulting goodwill associated with the recent acquisitions is made up of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors. All of the recent acquisitions have been accounted for using the purchase method of accounting except for the First Allied acquisition.
The First Allied acquisition, which closed on June 30, 2014, was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements as of and for the three and six months ended June 30, 2014 have been prepared to reflect the financial position and results of operations of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
Following the announcement concerning certain accounting errors by VEREIT, Inc., formally known as American Realty Capital Properties, Inc. (“ARCP”), the market price of the Company’s Class A Common stock as well as its market capitalization declined.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

During the second quarter of 2015, as a result of our determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, downward changes in our expectations of future growth and profitability for certain reporting units and the sustained decline in our market capitalization, the Company determined that it would be appropriate to test its goodwill and intangible assets for impairment as of June 30, 2015 for its most significant reporting units. For purposes of goodwill and intangible asset testing the Company’s reporting units are based on how management reviews its operating results at one level below our reportable segment. Therefore individual impairment testing was performed for each of Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap.
The Company tested goodwill for impairment at the reporting unit level using income and market-based approaches with the exception of the goodwill related to J.P. Turner and StratCap, where a net asset approach was used.
The Company also tested its intangible assets for impairment using the income approach with the exception of the intangible assets related to J.P. Turner and StratCap, where a net asset approach was used.
The Company believes the income and market-based methods selected are the most reliable indicators of the fair values of the reporting units within the independent retail, wholesale distribution and investment management businesses acquired except for J.P. Turner and StratCap where a net-asset methodology is a more reliable indicator, given that during the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated as a separate subsidiary and that it would no longer use the J.P. Turner brand. The Company has invited certain J.P. Turner financial advisors to join Summit. The change is expected to take place near the end of October 2015, at which time any advisors who have not been invited to join Summit will be terminated, and therefore, the operations of J.P. Turner are effectively considered to be in a run-off mode. As a result, J.P. Turner’s advisor relationships were not expected to generate future cash flows sufficient enough to justify the intangible assets, despite the fact that certain financial advisors will be retained.
Because Step 1 of the quantitative goodwill impairment test indicated that the carrying value of each of StratCap, which is part of the Wholesale Distribution segment, and J.P. Turner, which is part of the Independent Retail Advice segment, exceeded its estimated fair value, a second phase of the quantitative goodwill impairment test (“Step 2”) was performed specific to StratCap and J.P. Turner. Under Step 2, the fair value of all of the assets and liabilities of StratCap and J.P. Turner were estimated, including tangible assets, advisor relationships and sponsor relationships for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying value of the goodwill to determine the amount of the impairment. Assumptions used in measuring the fair value of these assets and liabilities included the discount rates, long-term growth rates of revenues, profitability and cash flows, profit margins, control premiums as well as benchmarking the company-specific assumptions to market participant levels and assumptions associated with revenues and EBITDA of the comparable companies.
As a result of the Step 2 analysis, during the three and six months ended June 30, 2015, the Company wrote-off $30.6 million and $13.6 million in goodwill which represented all of the goodwill related to the acquisitions of StratCap and J.P. Turner, respectively.
The impairments were the result of these acquired companies experiencing slower growth in 2015 and the Company’s expectations of future growth and profitability are now lower than previous estimates and in the case of J.P. Turner, the decisions with respect to terminating the ongoing business operations, except for a limited number of financial advisors.
In addition, as a result of our assessment of the fair value of the StratCap and J.P. Turner intangible assets, during the three and six months ended June 30, 2015, the Company also wrote-off intangible assets of $100.0 million related to sponsor relationships from the StratCap acquisition and $12.6 million related to the advisor relationships, non-compete agreements and trade names which represented all of J.P. Turner’s intangible assets. The decision to impair the StratCap intangible assets reflects, in part, the more transparent market price of the intangible assets in connection with the valuation of the StratCap reporting unit in the strategic transactions entered into on August 6, 2015. See Note 21 for more information. These impairments were all recorded in goodwill and intangible assets impairment in the statements of operations. For more information on the Company’s goodwill and intangible assets see Note 7.
The Company’s results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly, Docupace, VSR and Girard beginning on the date of each respective acquisition.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Details of each recent acquisition are as follows:
Cetera Financial Holdings. On April 29, 2014, the Company completed the acquisition of Cetera. The purchase price was $1.15 billion (subject to certain adjustments), and the Company paid $1.13 billion in cash after adjustments. Cetera is a financial services holding company formed in 2010 that provides independent broker-dealer services and investment advisory services through four distinct independent broker-dealer platforms: Cetera Advisors LLC, Cetera Advisor Networks LLC, Cetera Investment Services LLC and Cetera Financial Specialists LLC. The acquisition, including related costs, was financed with a $575.0 million senior secured first lien term loan, a $150.0 million senior secured second lien term loan (together, with a $25.0 million senior secured first lien revolving credit facility, the “Bank Facilities”), the issuance of $120.0 million (aggregate principal amount) of 5.0% Senior Convertible Notes due 2021 (the “convertible notes”) and $270.0 million (aggregate stated liquidation value) of 7.0% Series A Convertible Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”), as described in further detail in Notes 8 and 10, and cash on hand.
The assignment of the total consideration for the Cetera acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$241,641
Cash and segregated securities	7,999
Trading securities	741
Receivables	49,443
Property and equipment	17,735
Prepaid expenses	15,083
Deferred compensation plan investments	76,010
Notes receivable	38,805
Other assets	37,096
Accounts payable	(94,074)
Accrued expenses	(32,421)
Other liabilities	(112,977)
Deferred compensation plan accrued liabilities	(75,294)
Total fair value excluding goodwill and intangible assets	169,787
Goodwill	292,165
Intangible assets	944,542
Deferred tax liability	(273,752)
Total consideration	$1,132,742
As of June 30, 2015, approximately $7.9 million of the goodwill from Cetera’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Cetera consideration consisted of the following:

($ in thousands)
Contractual purchase price	$1,150,000
Purchase price adjustments	17,258
Total consideration	$1,132,742
The Company’s supplemental pro forma results of operations for Cetera for the six months ended June 30, 2014 are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$600.5
Loss before taxes	(37.0)

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The supplemental pro forma results of operations for the six months ended June 30, 2014 include adjustments which reflect a full six months of amortization of intangible assets in connection with the closing of the acquisition on April 29, 2014. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the six months ended June 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $15.6 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Summit Financial Services Group. On June 11, 2014, the Company completed the acquisition of Summit. Summit was a publicly traded company that had financial advisors providing securities brokerage and investment retail advice in the United States with its common stock listed on the OTC Markets Group, Inc. under the symbol “SFNS.”
Pursuant to the merger agreement, each share of Summit common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive $1.588 in merger consideration, which consisted of cash and Class A common stock. Summit shareholders who received merger consideration were also entitled to receive the pro rata portion of certain tax refunds generated after the closing of the merger as a result of certain net operating losses incurred by Summit in 2014 and which were not acquired by the Company pursuant to the merger agreement. The aggregate amount of these refunds was $2.5 million, or approximately $0.06 per share of Summit common stock, which was paid (without interest) on June 29, 2015.
As consideration in the merger, the Company issued 498,884 shares of Class A common stock pursuant to a registration statement on Form S-4 and paid consideration in cash of $38.6 million, which does not include cash distributed by Summit to its shareholders. The aggregate cash consideration paid was $46.7 million which is inclusive of the cash distributed by Summit.
The assignment of the total consideration for the Summit acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$13,353
Receivables	3,147
Property and equipment	362
Prepaid expenses	1,531
Notes receivable	1,092
Other assets	2,366
Accounts payable	(9,973)
Accrued expenses	(3,100)
Total fair value excluding goodwill and intangible assets	8,778
Goodwill	23,891
Intangible assets	31,240
Deferred tax liability	(6,751)
Total consideration	$57,158
As of June 30, 2015, approximately $0.1 million of the goodwill from Summit’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Summit consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$46,727
Stock issued by the Company	10,431
Total consideration	$57,158
The Company’s supplemental pro forma results of operations for Summit for the six months ended June 30, 2014 are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$48.8
Loss before taxes	(0.7)

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The supplemental pro forma results of operations for the six months ended June 30, 2014 include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the six months ended June 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $4.7 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
J.P. Turner & Company. On June 12, 2014, the Company completed the acquisition of J.P. Turner for cash in the aggregate amount of $12.8 million, subject to post-closing adjustments, plus 239,362 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). J.P. Turner is a retail broker-dealer and investment adviser which also offers a variety of other services, including investment banking.
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
On March 4, 2015, the Company amended its agreement with the sellers of J.P. Turner to settle the remaining consideration. As part of the amendment, the Company paid aggregate consideration of $9.1 million, which consisted of $6.4 million in cash and 245,813 shares of Class A common stock, or an aggregate value of $2.7 million based on $11.106 per share, the average of the per share closing price of Class A common stock for the five trading days prior to March 4, 2015. In addition, the Company recorded new deferred consideration of $4.8 million payable six months from the settlement date which will be paid 50% in cash and 50% in shares of Class A common stock. The Company also settled its receivable in respect of an indemnification claim of $1.8 million as part of the amendment which resulted in a gain of $1.2 million for the six months ended June 30, 2015 which was reflected as a reduction in other expenses in the statement of operations.
During the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated as a separate broker-dealer subsidiary and that it would no longer use the J.P. Turner brand. The Company has invited certain J.P. Turner financial advisors to join Summit. The change is expected to take place near the end of October 2015 at which time any advisors who have not been invited to join Summit will be terminated.
During the three and six months ended June 30, 2015, the Company wrote-off $13.6 million in goodwill and $12.6 million in intangible assets, which represented all of the goodwill and remaining intangible assets related to the acquisition of J.P. Turner.
The assignment of the total consideration for the J.P. Turner acquisition as of the date of the acquisition was as follows:

($ in thousands)
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

As of June 30, 2015, approximately $4.0 million of the goodwill from the J.P. Turner acquisition is deductible for income tax purposes.
The total J.P. Turner consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$12,786
Stock issued by the Company	4,860
Contingent consideration	4,500
Deferred consideration	10,562
Total consideration	$32,708
The Company’s supplemental pro forma results of operations with J.P. Turner for the six months ended June 30, 2014 are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$29.6
Income before taxes	2.0
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
Hatteras Funds Group. On June 30, 2014, the Company completed the purchase of substantially all the assets related to the business and operations of Hatteras and assumed certain liabilities of Hatteras. Hatteras was a private company, and it is the sponsor of, investment advisor to and distributor for the Hatteras Funds complex, a family of alternative investment funds registered as investment companies with the SEC.
Pursuant to the purchase agreement, the aggregate initial purchase price was $40.0 million (subject to certain adjustments for net working capital, net assets under management and consolidated pre-tax net income) payable as follows: (A) 75.0% was paid on the closing date of the Hatteras acquisition; (B) 7.5% was payable on June 30, 2015, the first anniversary of the closing date of the Hatteras acquisition. The payment due on June 30, 2015 has not been made and is accruing interest in accordance with the purchase agreement. (C) 7.5% will be payable on June 30, 2016, the second anniversary of the closing date of the Hatteras acquisition; and (D) 10.0% will be payable on June 30, 2017, the third anniversary of the closing date of the Hatteras acquisition. Additionally, pursuant to the purchase agreement, the Company will pay additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of Hatteras in the fiscal years ending December 31, 2016 and December 31, 2018. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $24.9 million and $9.4 million, respectively. As of June 30, 2015, the fair value of the contingent consideration was $30.5 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of operations. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.
The assignment of the total consideration for the Hatteras acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$805
Receivables	7,747
Property and equipment	192
Prepaid expenses	326
Other assets	120
Accounts payable	(3,721)
Accrued expenses	(5,277)
Total fair value excluding goodwill and intangible assets	192
Goodwill	15,348
Intangible assets	48,770
Total consideration	$64,310

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

As of June 30, 2015, the goodwill from the Hatteras acquisition is not deductible for income tax purposes.
The total Hatteras consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$30,000
Contingent consideration	24,880
Deferred consideration	9,430
Total consideration	$64,310
The contingent and deferred consideration in the table above represents the fair value at the date of acquisition which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of June 30, 2015 was as follows:

($ in thousands)	Low Case	High Case
Estimated contingent consideration amount	$12,300	$84,740
The Company’s supplemental pro forma results of operations for Hatteras for the six months ended June 30, 2014 are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$29.7
Income before taxes	3.1
The supplemental pro forma results of operations for the six months ended June 30, 2014 include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the six months ended June 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.6 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
First Allied Holdings. On June 30, 2014, RCAP Holdings contributed all its equity interests in First Allied to the Company. As consideration for the contribution, 11,264,929 shares of Class A common stock were issued to RCAP Holdings in a private placement offering exempt from registration under the Securities Act. First Allied is an independent broker-dealer with financial advisors in branch offices across the United States. First Allied was acquired by RCAP Holdings through a merger transaction on September 25, 2013 for an effective cost of $177.0 million, consisting of $145.0 million in merger consideration (including exchangeable notes issued by RCAP Holdings in the initial aggregate principal amount of $26.0 million (the “First Allied notes”)) paid to the former owners of First Allied and $32.0 million in bank indebtedness of First Allied outstanding immediately following consummation of the merger.
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
June 30, 2015

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
As of June 30, 2015, approximately $7.1 million of the goodwill from First Allied’s historic pre-acquisition goodwill was deductible for income tax purposes.
Investors Capital Holdings. On July 11, 2014, the Company completed the acquisition of ICH. ICH was a publicly traded company with its common stock listed on the NYSE MKT under the symbol “ICH”. ICH provides broker-dealer services to investors in support of trading and investment in securities, alternative investments and variable life insurance as well as investment advisory and asset management services.
The aggregate consideration was $52.5 million. The Company issued 2,027,966 shares of Class A common stock (2,029,261 shares issued on July 11, 2014, of which 1,295 shares were subsequently canceled on October 6, 2014 as an adjustment to the final consideration) pursuant to a registration statement on Form S-4 and paid aggregate consideration in cash of $8.4 million.
The assignment of the total consideration for the ICH acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$6,881
Short term investments and securities owned	499
Receivables	7,500
Property and equipment	275
Notes receivable	1,875
Deferred compensation	2,250
Deferred tax asset	2,613
Other assets	1,055
Accounts payable and accrued expenses	(1,945)
Other liabilities	(7,593)
Notes payable and long-term debt	(2,918)
Non-qualified deferred compensation	(2,611)
Total fair value excluding goodwill, intangible assets, and deferred tax liability	7,881
Goodwill	26,680
Intangible assets	30,100
Deferred tax liability	(12,152)
Total consideration	$52,509
As of June 30, 2015, the goodwill from the ICH acquisition is not deductible for income tax purposes.
The total ICH consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$8,412
Stock issued by the Company	44,097
Total consideration	$52,509
The Company’s supplemental pro forma results of operations for ICH for the six months ended June 30, 2014 are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$46.4
Loss before taxes	(1.5)

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses.
Validus/Strategic Capital Partners. On August 29, 2014, the Company completed the acquisition of StratCap. StratCap, through its subsidiaries, is a wholesale distributor of alternative investment programs. StratCap’s subsidiaries distribute a platform of offerings consisting of two non-traded REITs, a non-traded business development company (“BDC”) and two public, non-traded limited liability companies. StratCap holds minority interests in four of the investment programs that it distributes, and is a joint venture partner along with the sponsor to the fifth investment program.
The aggregate consideration paid on the date of the acquisition was $77.5 million. The Company issued 464,317 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and $67.5 million paid in cash. Additionally, the Company paid $10.0 million in cash on December 1, 2014 and will pay earn-out payments in 2016 and 2017 based on the achievement of certain agreed-upon EBITDA performance targets. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $75.0 million and $10.0 million, respectively. As of June 30, 2015, the fair value of the contingent consideration was $24.4 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statements of operations. The fair value was determined by an independent third-party valuation firm using projected pre-tax net income and discounted cash flow analysis which was reviewed by the Company.
During the quarter-end close as of and for the three and six months ended June 30, 2015, the Company became aware that previous calculations of the contingent consideration were incorrectly calculated.  This miscalculation had an impact on the Goodwill and the Contingent consideration recorded in the Statement of Financial Condition and presented in the tables below as of the acquisition date.  The tables have been updated to reflect an increase in goodwill of $7.7 million with a corresponding increase in the contingent consideration. As a result of this error, the results of operations as of and for the three and nine months ended September 31, 2014, as of and for the year ended December 31, 2014 and as of and for the three months ended March 31, 2015 were misstated by an immaterial amount.  The current period three and six months ended June 30, 2015 consolidated statement of operations includes an out of period adjustment of $2.8 million and $3.0 million, respectfully, as an increase to Other expenses.  The Company has evaluated this error and determined that it was not material to the previously issued audited and unaudited financial statements as well as the current unaudited financial statements.
As mentioned above, during the three and six months ended June 30, 2015, the Company completed an analysis of all of its goodwill and intangible assets as of June 30, 2015, and determined that all of the goodwill associated with StratCap was impaired and the intangible assets were also impaired. During the three and six months ended June 30, 2015, the Company therefore wrote-off $30.6 million in goodwill and $100.0 million in intangible assets related to the acquisition of StratCap.
In addition, as discussed in “Management’s Discussion and Analysis - Results of Operations”, the Company recorded a substantial decrease in the fair value of the contingent consideration liability reflecting a decline in expected future revenues from StratCap.
The assignment of the total consideration for the StratCap acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$4,522
Short term investments and securities owned	2,239
Receivables	4,858
Property and equipment	96
Prepaid expenses and other assets	629
Accounts payable	(706)
Accrued expenses	(201)
Other liabilities	(908)
Total fair value excluding goodwill and intangible assets	10,529
Goodwill	30,571
Intangible assets	121,380
Total consideration	$162,480

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

As of June 30, 2015, the goodwill from the StratCap acquisition is not deductible for income tax purposes.
The total StratCap consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$67,510
Stock issued by the Company	10,000
Contingent consideration	75,000
Deferred consideration	9,970
Total consideration	$162,480
The contingent and deferred consideration in the table above represents the fair value at the acquisition date which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of June 30, 2015 was as follows:

($ in thousands)	Low Case	High Case
Estimated contingent consideration amount	$30,110	$36,790
The Company’s supplemental pro forma results of operations for StratCap for the six months ended June 30, 2014 are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$113.2
Loss before taxes	(0.2)
The supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets. For the six months ended June 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.1 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Trupoly. On July 21, 2014, the Company announced that it is establishing a crowdfunding investment platform which it has rebranded under the name, “DirectVest.” In connection with this initiative, the Company acquired substantially all the assets of New York based Trupoly, a white-label investor relationship management portal, which will be integrated into the Company’s new crowdfunding investment platform. The assets of Trupoly primarily consist of intangible assets related to existing technology and a non-compete agreement.
On the closing date of the Trupoly acquisition, the Company issued shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and paid the remaining consideration in cash. The Company paid 50.0% of the deferred consideration in shares of Class A common stock and 50.0% in cash on July 17, 2015.
As of June 30, 2015, approximately $0.7 million of the goodwill from the Trupoly acquisition is deductible for income tax purposes.
Docupace. On November 21, 2014, the Company completed the acquisition of a controlling financial interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms.
The aggregate consideration on the date of the acquisition was $35.1 million, excluding $0.3 million of accrued interest on the deferred payment. On the closing date, the Company paid cash consideration of $18.8 million to the seller of Docupace and acquired a 51.0% ownership interest.
In addition, the Company made a $4.0 million capital contribution on the date of the acquisition, which increased its total ownership interest to 53.525%. Subject to certain covenants in the operating agreement, and if needed to achieve the strategic goals of Docupace’s business as determined by the board of managers, the Company may be required by Docupace’s management to make additional capital contributions of $28.0 million and $20.0 million in cash during the years ended December 31, 2015 and 2016, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The post-closing consideration under the agreement between the Company and Docupace is to be adjusted, if necessary, in accordance with Docupace’s 2014 revenues. The Company has determined that the appropriate clawback amount is $2.4 million, which if implemented would reduce the Company’s ownership in Docupace to 52.043%. The Company expects to pay net post-closing consideration equal to $16.3 million, excluding the accrued interest, in cash, Class A common stock or a combination thereof, contingent upon resolution of certain matters under discussion.
The total preliminary fair value of Docupace on the date of the acquisition prior to the capital contribution was $68.8 million. The fair value of the non-controlling interest as of the date of the acquisition prior to the capital contribution was $33.7 million. The fair value of the non-controlling interest was determined based on the fair value of the controlling interest held by the Company grossed-up to 100% value in order to derive a per-share price to be applied to the non-controlling shares. This method assumes that the non-controlling shareholder will participate equally with the controlling shareholder in the economic benefits of the post combination entity.
On July 10, 2015, the Company made a $1.5 million capital contribution to Docupace, which increased its total ownership interest to 52.981%.
Based on the preliminary purchase price allocations, approximately $23.6 million of the goodwill from the Docupace acquisition is deductible for income tax purposes as of June 30, 2015.
VSR. On March 11, 2015, the Company completed the acquisition of VSR.
The aggregate consideration was $68.1 million (subject to certain adjustments detailed below). At the closing, the Company issued 2,436,429 shares of Class A common stock in a private placement with an aggregate value of $26.8 million, based on $10.989 per share, the VWAP of Class A common stock for the ten trading days ending March 9, 2015, and paid aggregate consideration in cash of $26.8 million. In addition, the Company will pay deferred consideration of $9.4 million, which will increase or decrease by the amount by which total revenue, adjusted EBITDA, group capital, net capital, indebtedness and certain transaction expenses, each as measured at the closing date (the “Adjustment Amounts”) is greater than or less than their respective target amounts. The deferred consideration will be paid upon resolution of a final settlement statement specifying the Adjustment Amounts initially delivered by the Company to the sellers no later than 120 days after the closing date, at which time the sellers will have 30 days to review the Adjustment Amounts. The sellers have a right to contest the Adjustment Amounts within 30 days of the initial receipt of Adjustment Amounts. Subsequently, the buyer and the seller have 30 days to resolve any of the seller’s objections. Also, the Company will pay deferred consideration, at fair value, of $5.1 million (payable 50% in cash and 50% in shares of Class A common stock) no later than 20 days after the second anniversary of the closing date, subject to reduction for amounts paid by the Company in connection with certain claims for which the sellers have agreed to indemnify the Company pursuant to the purchase agreement. Additionally, pursuant to the purchase agreement, the Company has established a preliminary $1.7 million indemnification asset since legal expenses incurred by the Company for matters indemnified under the purchase agreement are required to be reimbursed by the sellers. The indemnification asset is included in other assets on the Company’s statement of financial condition.
As of June 30, 2015, the goodwill from the VSR acquisition is not deductible for income tax purposes.
Girard. On March 18, 2015 (the “Girard Closing Date”), the Company completed the acquisition of Girard.
The aggregate consideration on acquisition day was $27.8 million (subject to certain adjustments below), which is inclusive of the preliminary estimate of amounts payable on the first, second and third anniversaries of the Girard Closing Date pursuant to an advisor recruiting plan (the “Girard Recruiting and Retention Payments”) and the deferred consideration. The Company issued 549,529 shares of Class A common stock in a private placement with an aggregate value of $6.3 million, based on $11.549 per share, the VWAP of Class A common stock for the ten trading days ending March 17, 2015 (such price, the “Girard Closing Date VWAP”), and paid aggregate consideration in cash of $14.5 million. In addition, pursuant to the purchase agreement, within 20 days after the 15th-month anniversary of the Girard Closing Date, the Company will issue the number of shares of Class A common stock equivalent to $1.6 million divided by the Girard Closing Day VWAP, subject to reduction for amounts paid by the Company in connection with certain losses for which the sellers have agreed to indemnify the Company pursuant to the purchase agreement. The preliminary fair value as of the Girard Closing Date of the Girard Recruiting and Retention Payment is $5.4 million and it is payable 60% in cash and 40% in shares of Class A common stock. The Girard Recruiting and Retention payments will increase or decrease based on the amount of gross dealer concessions generated by Girard’s financial advisors for the twelve-month period prior to each anniversary.
On July 24, 2015, the Company paid a $0.3 million post-closing adjustment pursuant to the purchase agreement. The Company issued 6,563 shares of Class A common stock in a private placement with an aggregate value of $0.08 million, based on the Girard Closing Date VWAP, and paid aggregate consideration in cash of $0.2 million.
As of June 30, 2015, the goodwill from the Girard acquisition is not deductible for income tax purposes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Consolidated pro forma results. The Company’s supplemental pro forma results of operations, which include the Original Operating Subsidiaries, Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap for the six months ended June 30, 2014, are as follows:

Six Months Ended June 30,
($ in millions)	2014
Total revenues	$1,577.9
Income before taxes	34.9
Provision for income taxes(1)	14.0
Net income	20.9
Less: income attributable to non-controlling interest	9.1
Less: preferred dividends and deemed dividend(2)	204.3
Net loss attributable to Class A common stockholders	$(192.5)
________________________
(1) Reflects pro forma adjustment to record the income tax provision based on the assumed 40% tax rate.
(2) Includes deemed dividend of $194.8 million representing the difference between redemption value of the Series A Preferred Stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders.
The consolidated supplemental pro forma results of operations do not include pro forma results for Trupoly, Docupace, VSR and Girard as they would have had an immaterial impact. The consolidated supplemental pro forma results of operations include adjustments which reflect a full six months of amortization of intangible assets and interest expense. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the six months ended June 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $32.0 million based on the assumption that these transactions were completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree or the Company to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. The statement of financial condition as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements have been prepared to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill was recorded.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop common revenue accounting guidance for U.S. GAAP and International Financial Reporting Standards. For public entities, the amendments were to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB deferred the effective date of ASU 2014-09 and the guidance will be effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is still evaluating the impact of ASU 2014-09.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new guidance applies to entities in all industries and amends the current consolidation guidance. The amendments are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal periods beginning after December 15, 2017. Early application is permitted. The Company is still evaluating the impact of ASU 2015-02 but does not expect the adoption to have a material impact to its financial condition or results of operations.
In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The key provisions of ASU 2015-03 are a) that debt issuance costs be reported on the statement of financial condition as a reduction in the liability for long-term debt rather than as an asset and b) that the amortization of debt issuance costs be reported as interest expense. For public companies, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity will apply ASU 2015-03 retrospectively to all prior periods. The Company intends to adopt ASU 2015-03 beginning with the financial statements as of and for the year ended December 31, 2015. The adoption of ASU 2015-03 is expected to have an impact on the Company’s statement of financial condition as the deferred financing fees will be reported net against the long-term debt. The adoption of ASU 2015-03 is not expected to have an impact on the Company’s statement of operations.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

4. Fair Value Disclosures
Fair Value of Instruments by Level. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. U.S. GAAP defines three levels of inputs that may be used to measure fair value:
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company assumes all transfers occur at the beginning of the quarterly reporting period in which they occur. For the six months ended June 30, 2015 and for the year ended December 31, 2014 there were no transfers in or out of Level 3.
Cash equivalents include money market mutual fund instruments, which are short term in nature with readily determinable values derived from active markets. Mutual funds, substantially all deferred compensation plan investments and publicly traded securities with sufficient trading volume are fair valued by management using quoted prices for identical instruments in active markets. Accordingly, these securities are primarily classified within Level 1. Government bonds, U.S. Treasury securities, corporate bonds, certificates of deposit and mutual funds are fair valued by management using references to prices for similar instruments, quoted prices or recent transactions in less active markets and these securities are primarily classified within Level 2. The Company’s free-standing and embedded derivative contracts are not traded on an exchange. Consequently, the fair value was determined by a third-party valuation company and reviewed by the Company. A binomial lattice model was used to derive the fair value for the embedded derivatives related to the Series C preferred stock while the embedded derivatives related to the Series A preferred stock, convertible notes and the put/call were based on a Monte Carlo simulation that incorporates assumptions including duration, probability of redemption, the volatility of the market price of Class A common stock, the risk free rate of interest and the discount rate. The derivative contracts are classified as Level 3 in the Company’s fair value hierarchy.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of June 30, 2015 are as follows:

($ in thousands)	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$64,067	$—	$—		$64,067
Available-for-sale securities:
Mutual funds	2,701	—	—		2,701
Total available-for-sale	2,701	—	—		2,701
Trading securities:
Equity securities	163	—	—		163
Mutual funds	9,592	—	—		9,592
Certificate of deposits	—	429	—		429
U.S. government bonds	2	9	—		11
State and municipal bonds	1	—	—		1
Corporate bonds	—	72	—		72
Other	39	—	470		509
Total trading securities	9,797	510	470		10,777
Deferred compensation plan investments:
Money market fund	4,470	—	—		4,470
International global funds	19,126	—	—		19,126
U.S. equity funds	49,035	—	—		49,035
U.S. fixed-income funds	10,937	—	—		10,937
Mutual funds	—	3,086	—		3,086
Total deferred compensation plan investments	83,568	3,086	—		86,654
Prepaid expenses and other assets(1)	—	1,365	4,443		5,808
Total	$160,133	$4,961	$4,913		$170,007

Liabilities:
Derivative contracts	$—	$—	$46,515	(2)	$46,515
Other liabilities:
Equity securities	43	—	—		43
Mutual funds and unit investment trusts	158	—	—		158
State and municipal government obligations	130	202	—		332
Certificate of deposit	—	—	—		—
Contingent consideration	—	—	60,635	(3)	60,635
Total	$331	$202	$107,150		$107,683
_____________________
(1) Primarily represents investments in REITs, oil and gas interests and other illiquid investments.
(2) Includes $6.9 million of derivatives classified in long-term debt.
(3) Excludes deferred payments, which are measured at fair value on a non-recurring basis.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of December 31, 2014 are as follows:

($ in thousands)	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$82,973	$—	$—		$82,973
Available-for-sale securities:
Mutual funds	11,473	—	—		11,473
Total available-for-sale	11,473	—	—		11,473
Trading securities:
Equity securities	262	—	—		262
Mutual funds	9,457	—	—		9,457
U.S. government bonds	2	10	—		12
Other	41	—	470		511
Total trading securities	9,762	10	470		10,242
Deferred compensation plan investments:
Money market fund	6,246	—	—		6,246
International global funds	17,722	—	—		17,722
U.S. equity funds	46,999	—	—		46,999
U.S. fixed-income funds	9,787	—	—		9,787
Mutual funds	—	2,702	—		2,702
Total deferred compensation plan investments	80,754	2,702	—		83,456
Prepaid expenses and other assets - oil and gas interests	—	—	151		151
Total	$184,962	$2,712	$621		$188,295

Liabilities:
Derivative contracts	$—	$—	$102,908	(1)	$102,908
Other liabilities:
Equity securities	161	—	—		161
Mutual funds and unit investment trusts	4	—	—		4
State and municipal government obligations	222	—	—		222
Contingent consideration	—	—	107,278	(2)	107,278
Total	$387	$—	$210,186		$210,573
_______________
(1) Includes $21.9 million of derivatives classified in long-term debt.
(2) Excludes deferred payments, which are measured at fair value on a non-recurring basis.
Transfers Between Levels of the Fair Value Hierarchy. During the six months ended June 30, 2015, the Company transferred $0.2 million of municipal government bonds out of Level 1 to Level 2 of the fair value hierarchy due to pricing inputs becoming less observable. There were no transfers in the fair value hierarchy during the six months ended June 30, 2014.
Level 3 Rollforward. The following table presents changes during the six months ended June 30, 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities for the six months ended June 30, 2015:

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

($ in thousands)	Fair value as of December 31, 2014	Net realized and unrealized gains/(losses)	Purchases	Issuances	Sales	Settlements	Fair value as of June 30, 2015
Assets:
Trading securities- other	$470	$—	$—	$—	$—	$—	$470
Prepaid expenses and other assets - oil and gas interests	151	(12)	—	—	(10)	—	129
Prepaid expenses and other assets - REIT and other illiquid investments	—	(65)	4,522	—	(143)	—	4,314
Total	$621	$(77)	$4,522	$—	$(153)	$—	$4,913

($ in thousands)	Fair value as of December 31, 2014	Net realized and unrealized (gains)/losses	Purchases	Issuances	Sales	Settlements	Fair value as of June 30, 2015
Liabilities:
Derivative contracts	$102,908	$(56,393)	$—	$—	$—	$—	$46,515
Contingent consideration	107,278	(49,787)	—	13,081	—	(9,937)	60,635
Total	$210,186	$(106,180)	$—	$13,081	$—	$(9,937)	$107,150
On March 11, 2015, the Company acquired approximately $4.5 million of financial instruments as part of the VSR transaction, which the Company classified as Level 3 in the fair value hierarchy due to a lack of an active market and infrequent observable inputs.
The following table presents changes during the six months ended June 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities for the six months ended June 30, 2014:

($ in thousands)	Fair value as of December 31, 2013	Net realized and unrealized gains/(losses)	Purchases	Issuances	Settlements	Fair value as of June 30, 2014
Assets:
Trading securities- other	$—	$—	$120	$—	$—	$120
Total	$—	$—	$120	$—	$—	$120

($ in thousands)	Fair value as of December 31, 2013	Net realized and unrealized (gains)/losses	Purchases	Issuances	Settlements	Fair value as of June 30, 2014
Liabilities:
Derivative contracts	$—	$(58,452)	$—	$162,614	$—	$104,162
Contingent consideration	2,180	163	12,868	29,380	(13,173)	31,418
Total	$2,180	$(58,289)	$12,868	$191,994	$(13,173)	$135,580
The realized and unrealized gains and losses on derivative contracts and contingent consideration are included in other revenues and other expenses, respectively, in the consolidated statements of operations.
The change in unrealized gain relating to Level 3 assets and liabilities held as of June 30, 2015 was $105.7 million. The change in unrealized gain relating to Level 3 assets and liabilities held as of June 30, 2014 was $58.3 million.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Significant Unobservable Inputs. The following table presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 instruments as of June 30, 2015:

($ in thousands)	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$113	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$129	Discounted cash flows	10% discount rate
Prepaid expenses and other assets - REITs and other illiquid investments	$4,314	Sponsorship valuation	Third party valuation from sponsors

Liabilities:
Derivative contracts	$46,515	Monte Carlo & binomial lattice (Series C)
Inputs for convertible notes, Series B and Series C preferred stock respectively:
• Duration: 6.3 years, 7.5 years, 7.5 years
• Volatility: 30.0%, N/A, 30.0%
• Risk free rate of interest: 1.95%, 2.1%, 2.1%
• Discount rate: 18.95%, 21.1%, 21.1%
• Dividend assumptions: N/A, 12.5% (through June 30, 2016; subsequently reverts to 11%), 8.0% (through June 30, 2016; subsequently reverts to 7%)

Inputs for the put option:
• Volatility: 30.0%
• Exercise date: June 10, 2033
• Risk free rate: 2.75%

Contingent consideration - Hatteras	$30,460	Discounted cash flow
• Projected earnings: $6.4 million to $27.8 million, December 31, 2016 and 2018, respectively.
• Projected earn-out: $7.3 million to $23.1 million, December 31, 2016 and 2018, respectively.
• Discounted rates based on the estimated weighted average cost of capital (WACC): 0.6 to 0.8

Contingent consideration - StratCap	$24,400	Discounted cash flow
• Projected earn-out payments: EBITDA multiples for 2015 and 2016.
• Present value factor: 0.8 to 0.9
• Probability adjustments: 25.0%, 50.0% and 25.0% for Low Case, Base Case and High Case, respectively.

Contingent consideration - First Allied and Cetera	$394	Discounted cash flow	• Revenue achievement • WACC 20%
Contingent consideration - Girard	$5,381	Discounted cash flow
• Projected gross dealer concessions (GDC):
- Retention payments: 5.0% of retained advisors' GDC (0.0%, if GDC is less than $36.4 million); payable on the first and second anniversary of the closing date
- Recruiting payments: 5.0% of new advisors' GDC less forgivable loans and other payouts; payable on the second anniversary and third anniversary of the closing date

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 instruments as of December 31, 2014:

($ in thousands)	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$113	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$151	Discounted cash flows	10% discount rate

Liabilities:
Derivative contracts	$102,908	Monte Carlo & binomial lattice (Series C)
Inputs for convertible notes, Series B and Series C preferred stock respectively:
• Duration: 6.8 years, 8.0 years, 8.0 years
• Volatility: 30.0%, N/A, 30.0%
• Risk free rate of interest: 1.95%, 2.1%, 2.1%
• Discount rate: 12.95%, 15.1%, 15.1%
• Dividend assumptions: N/A, 12.5% (through June 30, 2016; subsequently reverts to 11%), 8.0% (through June 30, 2016; subsequently reverts to 7%)

Inputs for the put option:
• Volatility: 30.0%
• Exercise date: June 10, 2033
• Risk free rate: 2.4%

Contingent consideration - J.P. Turner	$6,200	Discounted cash flow	• Probability exceeding percentage threshold: 99.7% to 100.0% • Present value factor: 0.71 to 0.95 • Time until payments: 0.4 years to 2.4 years
Contingent consideration - Hatteras	$28,310	Discounted cash flow	• Projected earnings: $11.0 million to $17.3 million, December 31, 2016 and 2018, respectively • Discounted rates based on the estimated weighted average cost of capital (WACC): 0.50 to 0.70
Contingent consideration - StratCap	$68,200	Discounted cash flow
• Projected earn-out payments: EBITDA multiples for 2015 and 2016.
• Present value factor: 0.65 to 0.79
• Probability adjustments: 25.0%, 50.0% and 25.0% for Low Case, Base Case and High Case, respectively.

Contingent consideration - First Allied and Cetera	$4,568	Discounted cash flow	• Revenue achievement • WACC 20%
Investments in Funds That Are Calculated Using NAV Per Share. The following table presents information related to the Company’s investments that calculate NAV per share as of June 30, 2015. For these investments, which are measured at fair value on a recurring basis, the Company used the NAV per share as a practical expedient to measure fair value:

($ in thousands)	Investment Category Includes	Fair Value Using NAV Per Share	Unfunded Commitments
Trading securities- other- private equity fund	Investments in private equity funds	$113	$7
Trading securities- other- REIT	Investment in a REIT	357	—

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Fair Value of Financial Instruments Carried at Amortized Cost. The following table presents information about the carrying values and fair values by fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis where the ending balance was carried at amortized cost as of June 30, 2015:

		Fair Value
($ in thousands)	Carrying value	Level 1	Level 2	Level 3
Convertible notes	$63,991	$—	$—	$60,220
Series B Preferred Stock	152,458	—	—	93,066
Series C Preferred Stock	114,145	—	—	83,166
First lien term facility	534,756	—	—	529,408
Second lien term facility	148,024	—	—	146,544
Promissory note (legal settlement)	15,300	—	15,300	—
Subordinated borrowings	2,000	—	—	2,000
First lien revolving facility	23,000	—	—	23,000
Capital lease obligations	10,346	—	10,346	—
Total	$1,064,020	$—	$25,646	$937,404
The following table presents information about the carrying values and fair values by fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis where the ending balance was carried at amortized cost as of December 31, 2014:

		Fair Value
($ in thousands)	Carrying value	Level 1	Level 2	Level 3
Convertible notes	$61,632	$—	$—	$78,005
Series B Preferred Stock	146,700	—	—	117,367
Series C Preferred Stock	111,288	—	—	136,242
First lien term facility	555,700	—	—	530,491
Second lien term facility	147,903	—	—	142,500
Promissory note (legal settlement)	15,300	—	15,300	—
Subordinated borrowings	2,000	—	—	2,000
Total	$1,040,523	$—	$15,300	$1,006,605
The fair value of the convertible notes, the Company’s 11% Series B Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) and the Company’s 7% Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”) were determined by an independent valuation company and reviewed by the Company. The fair value of the convertible notes, the Series B Preferred Stock and the Series C Preferred Stock as of June 30, 2015 was determined using inputs such as conversion price, conversion period, equity volatility, risk-free rate, credit spread, and discount rate. The convertible notes, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 3 in the Company’s fair value hierarchy. The fair value of the Company’s first and second lien term debt facilities were determined based upon indicative market data obtained from a third party that makes markets in these financial instruments. As of June 30, 2015, the first and second lien term debt facilities and the senior secured first lien revolving credit facility were classified as Level 3 of the fair value hierarchy due to a lack of adequate observable market activity related to these financial instruments. The promissory note, which was entered into in the fourth quarter of 2014 between the Company and ARCP has been classified as Level 2 in the Company’s fair value hierarchy because it lacks observable market data to be classified in Level 1.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

5. Available-for-Sale Securities
The following table presents information about the Company’s available-for-sale securities for the six months ended June 30, 2015:

		For the Six Months Ended June 30, 2015
($ in thousands)	Fair value at December 31, 2014	Purchases(1)	Sales	Realized Gains/ (Losses)(2)	Unrealized Gains/ (Losses)(2)	Fair value at June 30, 2015	Cost
Mutual funds	$11,473	$26	$(8,780)	$(369)	$351	$2,701	$2,561
_____________________
(1) Purchases under dividend reinvestment programs.
(2) Unrealized losses for the three months ended June 30, 2015 were $0.1 million. There were no realized gains or losses for the three months ended June 30, 2015.
The following table presents information about the Company’s available-for-sale securities for the six months ended June 30, 2014:

		For the Six Months Ended June 30, 2014
($ in thousands)	Fair value at December 31, 2013	Purchases(1)	Sales	Realized Gains/ (Losses)(2)	Unrealized Gains/ (Losses)(2)	Fair value at June 30, 2014	Cost
Mutual funds	$8,528	$215	$(9,013)	$171	$544	$445	$410
_____________________
(1) Purchases under dividend reinvestment programs.
(2) Realized gains and unrealized losses for the three months ended June 30, 2014 were $0.3 million and $0.2 million, respectively.
The Company’s basis on which the cost of security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined using specific identification. The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2015 and June 30, 2014.
6. Accounts and Notes Receivable
Accounts Receivable. The Company’s accounts receivable consist of the following as of June 30, 2015 and December 31, 2014:

($ in thousands)	June 30, 2015	December 31, 2014
Fees and commissions receivable	$95,101	$86,193
Reimbursable expenses receivable	19,549	20,922
Receivable from customers	14,315	17,224
Investment banking fees receivable	1,749	12,430
Receivables from brokers, dealers, clearing organizations and other	41,218	33,865
Due from RCAP Holdings and other related parties	3,391	2,255
Total	$175,323	$172,889
Notes Receivable. The Company loans money to certain of its financial advisors under two types of promissory note agreements, which bear interest at various rates and have various maturities. Such agreements include forgivable notes and payback notes. Management establishes an allowance that it believes is sufficient to cover any probable losses. When establishing this allowance, management considers a number of factors, including its ability to collect from the financial advisor and the Company’s historical experience in collecting on such transactions.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
The Company’s notes receivable, net of allowance, for the six months ended June 30, 2015 and the year ended December 31, 2014, were as follows:

	June 30, 2015			December 31, 2014
($ in thousands)	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$23,075	$45,914	$68,989	$11,104	$2,166	$13,270
Originated/acquired loans	2,400	12,137	14,537	16,747	52,200	68,947
Collections	(917)	(5,182)	(6,099)	(1,672)	(8,805)	(10,477)
Forgiveness	(4,124)	—	(4,124)	(8,329)	298	(8,031)
Accretion	1,791	117	1,908	5,368	402	5,770
Allowance	430	(602)	(172)	(143)	(347)	(490)
Ending balance	$22,655	$52,384	$75,039	$23,075	$45,914	$68,989
The following table presents the Company’s allowance for uncollectible amounts due from financial advisors for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015			December 31, 2014
($ in thousands)	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$511	$403	$914	$368	$56	$424
Provision for bad debt	(379)	840	461	327	735	1,062
Charge off - net of recoveries	(51)	(238)	(289)	(184)	(388)	(572)
Total change	(430)	602	172	143	347	490
Ending balance	$81	$1,005	$1,086	$511	$403	$914
The following table presents the Company’s change in the allowance for uncollectable amounts due from financial advisors for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Change in allowance for uncollectable amounts - notes receivable	$192	$315	$172	$315

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

7. Goodwill and Intangible Assets
Goodwill. Goodwill associated with each acquisition is allocated to the segments, based on how the Company manages its segments. The following table presents the goodwill by segment:

	Goodwill as of
($ in thousands)	June 30, 2015	December 31, 2014
Independent Retail Advice	$468,771	$434,398
Wholesale Distribution	—	22,871
Investment Management	15,348	15,348
Investment Banking and Capital Markets	46,075	45,989
Corporate and Other	755	755
Total goodwill	$530,949	$519,361
The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2015:

($ in thousands)
Total goodwill, as of December 31, 2014	$519,361
Changes during the period from:
Docupace adjustment (preliminary)	86
VSR acquisition (preliminary)	30,282
Girard acquisition (preliminary)	15,767
Other (see Note 2 - Cetera acquisition)	1,903
StratCap adjustment	7,700
J.P. Turner impairment	(13,579)
StratCap impairment	(30,571)
Total goodwill, as of June 30, 2015	$530,949
During the quarter-end close as of and for the three and six months ended June 30, 2015, the Company became aware that the calculation of the contingent consideration related to StratCap incorrectly included the results of operations for StratCap’s broker-dealer. The merger agreement requires the results of StratCap’s broker-dealer be excluded from the calculation. This would have increased the goodwill and the liability for contingent consideration recorded as of the acquisition date. See Note 2 for more information.
During the three and six months ended June 30, 2015, the Company recorded $30.6 million and $13.6 million in goodwill impairment in the statements of operations which represented all of the goodwill previously recognized related to the acquisitions of StratCap and J.P. Turner, respectively. See Note 2 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Intangible Assets. The components of intangible assets as of June 30, 2015 are as follows:

($ in thousands)	Weighted-Average Life Remaining (in years)	Beginning Gross Carrying Value	Impairments	Gross Carrying Value, June 30, 2015	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,062,065	$12,530	$1,049,535	$90,331	$959,204
Sponsor relationships	8	113,000	100,000	13,000	10,464	2,536
Trade names	27	67,857	46	67,811	3,081	64,730
Investment management agreements	12	47,390	—	47,390	3,933	43,457
Customer relationships	11	20,686	—	20,686	2,427	18,259
Internally developed software and technologies	6	22,541	—	22,541	2,543	19,998
Intellectual property	8	10,642	—	10,642	1,437	9,205
Non-competition agreements	3	10,443	75	10,368	7,928	2,440
Distribution networks	39	3,210	—	3,210	70	3,140
Total finite-lived intangible assets		$1,357,834	$112,651	$1,245,183	$122,214	$1,122,969
The intangible assets for each reportable segment as of June 30, 2015 are as follows:

($ in thousands)	Beginning Gross Carrying Value	Impairments	Gross Carrying Value, June 30, 2015	Accumulated Amortization	Net Carrying Value
Independent Retail Advice	$1,151,151	$12,651	$1,138,500	$102,982	$1,035,518
Wholesale Distribution	121,380	100,000	21,380	11,595	9,785
Investment Management	48,770	—	48,770	4,018	44,752
Investment Banking and Capital Markets	23,761	—	23,761	1,745	22,016
Investment Research	10,642	—	10,642	1,437	9,205
Corporate and Other	2,130	—	2,130	437	1,693
Total finite-lived intangible assets	$1,357,834	$112,651	$1,245,183	$122,214	$1,122,969
During the three and six months ended June 30, 2015, the Company wrote-off intangible assets of $100.0 million related to sponsor relationships from the StratCap acquisition and $12.6 million related to the financial advisor relationships, non-compete agreements and trade names which represented all of the intangible assets from the J.P. Turner acquisition. These impairments were all recorded in goodwill and intangible assets impairment charge in the statements of operations. See Note 2 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The components of intangible assets as of December 31, 2014 are as follows:

($ in thousands)	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,019,353	$52,070	$967,283
Sponsor relationships	9	113,000	4,186	108,814
Trade names	29	65,192	1,638	63,554
Investment management agreements	12	47,390	1,966	45,424
Customer relationships	11	20,686	1,473	19,213
Internally developed software and technologies	7	22,510	779	21,731
Intellectual property	9	10,642	849	9,793
Non-competition agreements	2	9,648	5,136	4,512
Distribution networks	40	3,210	9	3,201
Total finite-lived intangible assets		$1,311,631	$68,106	$1,243,525
The intangible assets for each reportable segment as of December 31, 2014 are as follows:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Independent Retail Advice	$1,104,979	$60,113	$1,044,866
Wholesale Distribution	121,380	4,617	116,763
Investment Management	48,770	2,009	46,761
Investment Banking and Capital Markets	23,730	313	23,417
Investment Research	10,642	849	9,793
Corporate and Other	2,130	205	1,925
Total finite-lived intangible assets	$1,311,631	$68,106	$1,243,525
The following tables present amortization expense for the three and six months ended June 30, 2015 and June 30, 2014 and the estimated future amortization for intangible assets:

Amortization Expense	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Amortization expense	$26,905	$13,765	$54,108	$15,532

Estimated Future Amortization Expense ($ in thousands)	Twelve Months Ended June 30,
2016	$92,320
2017	90,473
2018	90,317
2019	89,901
2020	88,281
Thereafter	671,677
Total	$1,122,969

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Goodwill and Intangible Assets — Fair Value. Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. As a result of the Company’s determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, downward changes in the Company’s expectations of future growth and profitability for certain reporting units and the decline in the Company’s market capitalization the Company determined that it would be appropriate to test its goodwill and intangible assets for impairment as of June 30, 2015 for all of its significant reporting units. Upon completion of the impairment tests, the goodwill from both of the acquisitions of StratCap and J.P. Turner was determined to be impaired as of June 30, 2015.
As a result of the impairment tests the Company wrote-off $30.6 million and $13.6 million during the three and six months ended June 30, 2015, which represented all of the goodwill related to the acquisitions of StratCap and J.P. Turner, respectively.
During the three and six months ended June 30, 2015, the Company also wrote-off intangible assets of $100.0 million related to sponsor relationships from the StratCap acquisition and $12.6 million related to the financial advisor relationships, non-compete agreements and trade names which represented all of J.P. Turner’s intangible assets. These impairments were all recorded in goodwill and intangible assets impairment charge in the statements of operations. For more information see Note 2.
Based on the impairment testing, the carrying value of the remaining goodwill and intangible assets as of June 30, 2015 closely approximates fair value. Unobservable inputs considered in determining fair value at the acquisition date include discount rates, long-term growth rates of revenues, profitability and cash flows, profit margins as well as benchmarking the company-specific assumptions to market participant levels and assumptions associated with revenues and EBITDA of the comparable companies. The decision to impair the StratCap intangible assets reflects, in part, the more transparent market price of the intangible assets in connection with the valuation of the StratCap reporting unit in the strategic transactions entered into on August 6, 2015. See Note 21 for more information.
8. Long-Term Debt
The following table presents the Company’s long-term borrowings as of June 30, 2015 and December 31, 2014 and their contractual interest rates, net of unamortized original issue discounts:

	June 30, 2015		December 31, 2014
($ in thousands)	Balance	Interest Rate	Balance	Interest Rate
First lien term facility	$534,756	7.50%	$555,700	6.50%
Second lien term facility	148,024	11.50%	147,903	10.50%
Convertible notes(1)	70,859	5.00%	83,508	5.00%
First lien revolving facility	23,000	7.50%	—	—%
Promissory note	15,300	8.00%	15,300	8.00%
Capital lease obligations	10,346	5.94%	—	—%
Subordinated borrowings	2,000	8.25%	2,000	8.25%
Total borrowings	804,285		804,411
Less: Current portion of borrowings	62,405		43,891
Total long-term debt, net of current portion	$741,880		$760,520
_____________________
(1) The Company’s convertible notes balance includes the fair value of the compound derivative of $6.9 million and $21.9 million as of June 30, 2015 and December 31, 2014, respectively.
First Lien Term Facility, Second Lien Term Facility and First Lien Revolving Facility. Concurrently with the closing of the Cetera acquisition on April 29, 2014, the Company entered into the Bank Facilities: a $575.0 million senior secured first lien term loan facility, a $150.0 million senior secured second lien term loan facility and a $25.0 million senior secured first lien revolving credit facility. During the six months ended June 30, 2015, the Company repaid $21.6 million of the senior secured first lien term loan facility as regularly scheduled principal repayments.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

On June 30, 2015, the Company entered into Amendment No. 1 to the First Lien Credit Agreement and Amendment No. 1 to the Second Lien Credit Agreement (together, the “Amendments”). The Amendments increased the interest rates for the Bank Facilities by 1.00% per annum and decreased the restrictions pertaining to the required Secured Leverage Ratios (Secured Net Debt to Consolidated EBITDA, as defined and more particularly set forth in the Bank Facilities) until December 31, 2016. In connection with the Amendments, the Company paid $12.3 million of consent and arrangement fees to the lenders which are included in deferred financing fees in the consolidated statements of financial condition.
As of June 30, 2015, $23.0 million was outstanding under the senior secured first lien revolving credit facility (not including a backstop letter of credit). This senior secured first lien revolving credit facility has an interest rate equal to LIBOR plus 6.50% per annum, which may be reduced to 6.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00. LIBOR can be no less than 1.00% per annum. On July 21, 2014, the Company utilized $1.1 million from the senior secured first lien revolving credit facility in the form of a backstop letter of credit. As of December 31, 2014, no amounts were outstanding under the senior secured first lien revolving facility (other than the backstop letter of credit).
Convertible Notes. On April 29, 2014, the Company also issued $120.0 million aggregate principal amount of convertible notes in a private placement. The convertible notes are senior unsecured obligations that are effectively subordinate to the Bank Facilities, which are secured facilities, and any refinancing thereof. The convertible notes are convertible in $1,000 increments at the option of the holder, to the extent permitted by the Bank Facilities, into shares of Class A common stock, at a conversion price equal to $21.18 per share of Class A common stock, which conversion price is subject to anti-dilution adjustments upon the occurrence of certain events and transactions.
Promissory Note. On December 4, 2014, the Company issued a $15.3 million two-year promissory note bearing interest at a rate of 8% per annum pursuant to the terms of a litigation settlement. The principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. See Note 16 for more information.
Capital Lease Obligations. As of June 30, 2015, the Company had assets recorded in property and equipment in the consolidated statements of financial condition leased under the terms of capital leases.
Subordinated Borrowings. The Company assumed $2.0 million in subordinated debt when it acquired ICH. The subordinated borrowings are covered by an agreement with ICH’s clearing firm approved by the Financial Industry Regulatory Authority (“FINRA”) on March 8, 2013 and are thus available for computing net capital under the SEC’s uniform net capital rule. To the extent that such borrowings are required for ICH’s continued compliance with minimum net capital requirements, they may not be repaid. The subordinated borrowings mature on March 8, 2016.
The following table presents the contractual maturities of long-term debt, net of the current portion as of June 30, 2015:

($ in thousands)	Twelve Months Ended June 30,
2017	$97,820
2018	88,591
2019	332,475
2020	1,585
Thereafter	270,000
Long-term portion of the original issue discount	(55,459)
Fair value of embedded derivative	6,868
Total long-term debt, net of current portion	$741,880
The following table presents the scheduled contractual maturities of the current portion of long-term debt as of June 30, 2015:

($ in thousands)	Three Months Ended,
September 30, 2015	$14,678
December 31, 2015	14,968
March 31, 2016	24,627
June 30, 2016	14,968
Short-term portion of the original issue discount	(6,836)
Total current portion of long-term debt	$62,405

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The tables above present the maturities for the borrowings that are repayable prior to their maturity at the option of the Company at their contractual maturity dates.
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
The following table sets forth the fair value of the Company’s derivative contracts as of June 30, 2015 and December 31, 2014 as follows:

($ in thousands)	June 30, 2015	December 31, 2014
Luxor Put	$8,383	$11,623
Luxor Call	—	—
Embedded derivative related to the Series B preferred stock	—	—
Embedded derivative related to the Series C preferred stock	31,264	69,409
Total derivative contracts	$39,647	$81,032

Embedded derivative related to the convertible notes (included in long-term debt)	$6,868	$21,876

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table sets forth the change in fair value of the Company’s derivative contracts which was recorded in other revenues in the consolidated statement of operations for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Luxor Put	$2,946	$8,466	$3,241	$8,466
Luxor Call	—	—	—	—
Embedded derivative related to the Series A preferred stock	—	35,239	—	35,239
Embedded derivative related to the Series B preferred stock	—	—	—	—
Embedded derivative related to the Series C preferred stock	21,767	—	38,143	—
Embedded derivative related to the convertible notes (included in long-term debt)	8,252	14,747	15,009	14,747
Total change in fair value	$32,965	$58,452	$56,393	$58,452
Put/Call. On April 29, 2014, the Company entered into a put/call agreement with affiliates of Luxor Capital Group LP (collectively with its affiliates, “Luxor”), which was amended on December 19, 2014 in connection with the exchange of Series A Preferred Stock for Series B Preferred Stock and Series C Preferred Stock. Under this agreement, subject to certain conditions, (i) the Company has the right to repurchase Luxor’s interest in RCS Capital Management, which is currently 19.46% (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor has the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C Preferred Stock).
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
Embedded derivatives related to the preferred stock and convertible notes. The Series B Preferred Stock is not convertible but includes an option for the Company to call the instrument in connection with a consolidation or merger of our company with one or more entities that are not its affiliates which results in a Change of Control (as defined in the Series B COD) and as a result of which the Company is not the surviving entity that is considered an embedded derivative that is not clearly and closely related to the host instrument. As a result, this feature must be bifurcated and accounted for as a separate compound derivative.
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
June 30, 2015

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
During the period April 29, 2014 through June 30, 2014, the Company accrued $3.3 million in dividends and recognized a deemed dividend of $194.8 million on its Series A Preferred Stock. See Note 14 for more information.
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
The Series B Preferred Stock ranks pari passu with the Series C Preferred Stock.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

In the event of (A) a dissolution or winding up of the Company, whether voluntary or involuntary, (B) a consolidation or merger of the Company with and into one or more entities which are not our affiliates which results in a change of control, or (C) a sale or transfer of all or substantially all of the Company’s assets other than to an affiliate of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of equity securities junior to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock are entitled (subject to the redemption rights of such holders in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which our company is not the surviving entity) to receive an amount equal to the liquidation preference plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of the final distribution to such holder.
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
June 30, 2015

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
The Series C Preferred Stock ranks pari passu with the Series B Preferred Stock.
In the event of (A) a dissolution or winding up of the Company, whether voluntary or involuntary, (B) a consolidation or merger of the Company with and into one or more entities which are not our affiliates which results in a change of control, or (C) a sale or transfer of all or substantially all the Company’s assets other than to an affiliate of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of equity securities junior to the Series C Preferred Stock, the holders of shares of Series C Preferred Stock are entitled (subject to the redemption rights of such holders in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which our company is not the surviving entity) to receive an amount equal to the greater of: (i) the liquidation preference plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of the final distribution to such holder; and (ii) an amount per share of Series C Preferred Stock equal to the amount or consideration which would have been payable had each share of Series C Preferred Stock been converted into shares of Class A common stock.
The terms of the Series C Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.
Preferred Stock Dividends. As of June 30, 2015 and December 31, 2014, the Company accrued $4.2 million and $0.8 million, respectively, of preferred stock dividends on the Series B Preferred Stock and $2.0 million and $0.4 million, respectively, of preferred stock dividends on the Series C Preferred Stock. The Series B Preferred Stock and Series C Preferred Stock dividend accruals are included in other liabilities in the consolidated statements of financial condition.
Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date. The following table presents the liquidation preferences for the Series B Preferred Stock and the Series C Preferred Stock:

($ in thousands)	Series B Preferred Stock	Series C Preferred Stock
Beginning liquidation preference, December 12, 2014	$145,000	$110,000
Allocation of Series A Preferred Stock accrued and unpaid dividends	1,700	1,288
2014 4th quarter dividend accrual	797	385
2014 4th quarter dividend paid-in-kind increase	352	239
2015 1st quarter dividend accrual	4,056	1,954
2015 1st quarter dividend paid-in-kind increase	553	279
Ending liquidation preference, June 30, 2015	$152,458	$114,145
On July 13, 2015, the liquidation preferences of the Series B Preferred Stock and Series C Preferred Stock increased by $4.7 million and $2.3 million, respectively, to reflect the accrued and unpaid dividends.
11. Stockholders’ Equity
As of June 30, 2015, the Company had the following classes of common stock and non-controlling interests:
Class A common stock. Class A common stock entitles holders to one vote per share and economic rights (including rights to dividends, if any, and distributions upon liquidation). Holders of Class A common stock hold a portion of the voting rights of the Company.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
During the six months ended June 30, 2015 and June 30, 2014, the Company granted 1,305,917 and 2,366,703 shares, net of forfeited and retired grants, of its Class A common stock in the form of restricted stock awards under the RCAP Equity Plan (as defined below) and FA RSU Plan (as defined below). See Note 12 for more information.
On February 23, 2015, the Company issued 2,042,022 shares of its Class A common stock pursuant to the conversion of a portion of the Company’s outstanding Series A Preferred Stock. See Note 10 for more information.
During the six months ended June 30, 2014, the Class A common stock issued as consideration in connection with the acquisitions of Summit, J.P. Turner, and First Allied was 498,884 shares, 239,362 shares and 11,264,929 shares, respectively. In March 2015, the Company amended its agreement with J.P. Turner to settle the remaining contingent and deferred consideration for the J.P. Turner acquisition and issued 245,813 shares of Class A common stock. During the six months ended June 30, 2015, the Class A common stock issued as consideration in connection with the acquisitions of VSR and Girard was 2,436,429 shares and 549,529 shares, respectively. See Note 2 for more information.
On March 20, 2014, the Company’s board of directors authorized, and the Company declared, a cash dividend for the first quarter of 2014 for its Class A common stock. The cash dividend was paid on April 10, 2014 to record holders of Class A common stock at the close of business on March 31, 2014 in an amount equal to $0.18 per share.
On June 17, 2014, the Company’s Board of Directors authorized and the Company declared a cash dividend for the quarter ended June 30, 2014 for its Class A common stock. The cash dividend was paid on July 10, 2014 to record holders of Class A common stock at the close of business on June 30, 2014 in an amount equal to $0.18 per share.
Class B common stock. As of June 30, 2015, RCAP Holdings owns the sole outstanding share of Class B common stock, which entitles it to one vote more than 50% of the voting rights of the Company, and thereby controls the Company. Holders of Class B common stock have no economic rights (including no rights to dividends and distributions upon liquidation).
Docupace non-controlling interest. The non-controlling shareholder of Docupace participates with the Company in the economic benefits of the post combination entity. Accordingly, the Company included the appropriate portion of Docupace’s net assets and operating loss that it does not own in non-controlling interests on the consolidated statement of financial condition and the consolidated statements of operations, respectively. See Note 2 for more information.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table details the restricted shares activity during the six months ended June 30, 2015:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	2,276,713	$34.86	$79,375	3.09
Granted	1,652,082	11.61	19,181	4.24
Less: vested	428,095	31.01	13,275	N/A
Less: forfeited	183,036	38.49	7,045	N/A
Less: retired	232,556	32.13	7,472	N/A
Nonvested, June 30, 2015	3,085,108	$22.93	$70,764	3.16
During the three and six months ended June 30, 2015, the Company recorded $7.2 million and $11.2 million, respectively, of stock-based compensation expenses pursuant to the RCAP Equity Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations. During the three and six months ended June 30, 2014, the Company recorded $5.8 million and $6.5 million, respectively, of stock-based compensation expenses pursuant to the RCAP Equity Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations.
Restricted Stock Awards Granted by an Entity that was Previously a Related Party
An entity that was previously a related party also granted restricted stock awards (of the related party’s stock) to certain employees of the Company for services provided by Company employees on behalf of such related party. During the three and six months ended June 30, 2015, the Company recorded contra-expenses of $0.1 million and expenses of $0.3 million, respectively, of stock-based compensation derived from these grants which are included in internal commissions, payroll and benefits expense in the consolidated statements of operations. During the three and six months ended June 30, 2014, the Company recorded $0.2 million and $2.5 million, respectively, of stock-based compensation expenses derived from these grants which are included in internal commissions, payroll and benefits expense in the consolidated statements of operations.
The following table details the restricted shares activity related to restricted stock awards of an entity that was previously a related party granted to RCAP employees during the six months ended June 30, 2015:

	Shares of Restricted Common Stock of a Related Party	Weighted-Average Fair Value Per Share	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	368,625	$9.05	$3,335	2.83
Granted	—	—	—	—
Less: vested	85,992	8.13	699	N/A
Less: forfeited	5,000	8.13	41	N/A
Nonvested, June 30, 2015	277,633	$8.13	$2,257	2.13
FA RSU Plan
Restricted units were issued to certain employees under the First Allied Holdings 2013 Restricted Unit Plan (the “FA RSU Plan”) to provide for the grant of phantom stock in connection with the acquisition of First Allied by RCAP Holdings. During the six months ended June 30, 2015, the company issued 69,427 shares to settle a portion of the restricted units issued under the FA RSU Plan. During the three and six months ended June 30, 2015, the Company recorded contra-expenses $0.4 million and expenses of $0.1 million, respectively, of stock-based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations. During the three and six months ended June 30, 2014, the Company recorded $0.7 million and $1.5 million, respectively, of stock-based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations. As of June 30, 2015, 155,785 nonvested restricted units were outstanding under the FA RSU Plan.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

For the three and six months ended June 30, 2015, the Company recorded to an immaterial amount of expenses to internal commissions, payroll and benefits in the consolidated statements of operations for expenses derived from the 2014 Stock Purchase Program. The Company did not incur expenses pursuant to the 2014 Stock Purchase Program during the three and six months ended June 30, 2014.
13. Income Taxes
The following table presents the net deferred tax liability primarily related to intangible assets acquired as a result of the recent acquisitions:

($ in thousands)	June 30, 2015	December 31, 2014
Net deferred tax liability	$220,639	$266,202
The following table presents the Company’s effective tax rate:

	Six Months Ended June 30,
	2015	2014
Effective tax rate	42.03%	18.48%
For the six months ended June 30, 2015, state income taxes had a significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate. In addition the difference between our U.S. statutory rate and our effective rate is the result of permanent items such as travel and entertainment and transaction costs as well as discrete items such as changes in the fair value of our contingent consideration and derivative liabilities.
The Company believes that, as of June 30, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2015.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

14. Earnings Per Share
For a discussion of the computation of basic and diluted earnings per share, see Note 15 of the Company’s 2014 Annual Report on Form 10-K/A.
The following tables present the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2015	2014	2015	2014
Basic earnings per share
Net loss attributable to Class A common stockholders(1)	$(72,148)	$(149,861)	$(92,904)	$(146,576)
Allocation of earnings to participating securities	—	(384)	—	(711)
Net loss attributable to Class A common stockholders	(72,148)	(150,245)	(92,904)	(147,287)

Total weighted average basic shares outstanding(2)(3)	74,006,580	43,030,018	72,576,193	34,975,636

Net loss per share	$(0.97)	$(3.49)	$(1.28)	$(4.21)

Diluted earnings per share
Net loss attributable to Class A common stockholders(1)	$(72,148)	$(149,861)	$(92,904)	$(146,576)
Allocation of earnings to participating securities	—	(384)	—	(711)
Add: Series C Preferred Stock, convertible notes, Luxor’s put option(4)	(26,235)	(23,213)	(45,582)	(23,213)
Net loss attributable to Class A common stockholders	(98,383)	(173,458)	(138,486)	(170,500)

Total weighted average basic shares outstanding(2)(3)	74,006,580	43,030,018	72,576,193	34,975,636
Add: Series C Preferred Stock, convertible notes, Luxor’s put option(4)	14,599,367	5,265,251	14,599,367	2,647,170
Total weighted average diluted shares outstanding	88,605,947	48,295,269	87,175,560	37,622,806

Net loss per share	$(1.11)	$(3.59)	$(1.59)	$(4.53)
_____________________
(1) Included in net loss attributable to Class A common stockholders for the three and six months ended June 30, 2014 is a deemed dividend of $194.8 million. This deemed dividend represents the difference between redemption value of the convertible preferred stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative and was recognized in the period in which the preferred stock was issued. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders.
(2) Weighted average shares outstanding for the three and six months ended June 30, 2015 were calculated assuming that the 2,042,022 shares of Class A common stock issued on February 23, 2015 pursuant to the submission for conversion of Series A preferred stock on December 12, 2014 were outstanding for the entire period.
(3) Weighted average shares outstanding for the three and six months ended June 30, 2014 were calculated assuming that the 11,264,929 shares of Class A common stock issued on June 30, 2014 in connection with the closing of the First Allied acquisition were outstanding for the entire period.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

(4) The following items were excluded from the calculation of earnings per share as the effect was antidilutive:

•
Shares issuable under the terms of Luxor’s put option, incremental restricted shares, shares issuable under the second and third tranches of the FA RSU plan, shares of Class A common stock contingently issuable as consideration for certain recent acquisitions and outstanding warrants issued under the 2014 Stock Purchase Program for the three and six months ended June 30, 2015.

•
LTIP Units, incremental restricted shares, shares issuable under the terms of the Series A Preferred Stock, shares issuable under the FA RSU plan and shares of Class A common stock contingently issuable as consideration for certain recent acquisitions for the three and six months ended June 30, 2014. Additionally, shares issuable under the terms of the Series C Preferred Stock were excluded for the three and six months ended June 30, 2014 as the Series C Preferred Stock was not issued until December 19, 2014.

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
As of June 30, 2015 and December 31, 2014, the Company had no significant accounts receivable concentrations with any of its counterparties.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

16. Commitments and Contingencies
Leases. The Company leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense for all operating leases was approximately $3.4 million and $6.6 million for the three and six months ended June 30, 2015, respectively, and $1.9 million and $2.9 million for the three and six months ended June 30, 2014, respectively. The following table shows the future annual minimum rental payments due:

($ in thousands)	Twelve Months Ended June 30,
2016	$11,567
2017	10,638
2018	9,123
2019	7,557
2020	7,045
Thereafter	21,961
Total	$67,891
Service contracts. The Company has contracted with third parties to perform back-office processing services. The following table shows the future annual minimum payments due:

($ in thousands)	Twelve Months Ended June 30,
2016	$10,204
2017	8,574
2018	6,567
2019	6,567
2020	6,567
Thereafter	694
Total	$39,173
Lines of credit. As of June 30, 2015, the Company had three lines of credit. The first line of credit pursuant to the Bank Facilities is for $25.0 million, and as of June 30, 2015, $23.0 million was outstanding. The second line of credit is related to Cetera’s clearing business, which was acquired in the Cetera acquisition, is for $50.0 million with no maturity date and as of June 30, 2015, no amount was outstanding. The third line of credit, which was acquired in the ICH acquisition, is for $1.0 million with no maturity date and as of June 30, 2015, no amount was outstanding. See Note 8 for more information.
Revolving line of credit commitment. On April 16, 2015, the Company entered into an agreement to provide a fund manager with a $4.0 million revolving line of credit and as of June 30, 2015, $0.3 million was outstanding.
Private equity commitment. As of June 30, 2015, the Company had a commitment to invest up to $0.01 million in private equity funds.
Legal proceedings
Legal proceedings related to business operations. In addition to the matters described below, the Company and its subsidiaries are involved in judicial, regulatory and arbitration proceedings arising out of their business operations. Many of these proceedings are in their early stages, and many seek an indeterminate amount of damages.
The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, directors and officers, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. As of June 30, 2015, the Company recorded legal reserves related to several matters of $14.1 million in other liabilities in the consolidated statement of financial condition.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of operations. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
There are several matters that are “reasonably possible” but for which we are unable to determine at this time a reasonable estimate. These generally are arbitrations or other matters brought against various broker-dealers now owned by the Company.
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
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. ARCP reported that this conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer, who is a member of RCAP Holdings and AR Capital, LLC, and served as the Company’s chief financial officer until December 2013. This individual also served as a member of the board of directors of the Company until July 2014 and had also served as an executive and director of non-traded REITs sponsored by AR Capital, LLC. This individual does not have a role in the management of the Company’s business. Although ARCP was previously sponsored by an entity under common control with RCAP Holdings and was advised by a subsidiary of such entity until January 2014, ARCP is a separate company that is no longer sponsored or advised by an entity under common control with RCAP Holdings.
On November 3, 2014, the Company announced that it had terminated the previously disclosed definitive agreement to acquire Cole Capital from ARCP OP. Also on November 3, 2014, ARCP issued a press release asserting that, in its view, the Company had no basis to terminate the agreement and that the Company’s termination of the agreement was itself a breach of the agreement. On November 11, 2014, ARCP filed suit for specific performance, injunctive relief and other relief against the Company in the Court of Chancery of the State of Delaware, (the “ARCP Action”) and, on November 12, 2014, ARCP issued a press release asserting that the Company’s termination of the agreement constituted a breach of contract.
On December 4, 2014, the Company entered into a binding term sheet with ARCP to settle the ARCP Action. Pursuant to the terms of the settlement, the Company paid ARCP a negotiated break-up fee consisting of a cash payment of $32.7 million and a $15.3 million, two-year promissory note bearing interest at a rate of 8% per annum, and ARCP dismissed with prejudice its lawsuit against the Company and, accordingly, the acquisition of Cole Capital did not proceed. The promissory note is recorded in long-term debt on the consolidated statements of financial condition, and the principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. The Company and ARCP also agreed, among other things, that ARCP would keep the $10.0 million payment delivered by the Company in connection with the First Closing and the Company would release ARCP from its obligation to pay $2.0 million in respect of structuring services provided by Realty Capital Securities in connection with ARCP’s May 2014 equity offering. As part of the binding term sheet, we agreed with ARCP to work together in good faith to terminate any remaining agreements between ARCP and the Company, and this process is ongoing.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
On January 2, 2015 and January 5, 2015, the parties to the consolidated state court action and the Rosenzweig action executed separate memoranda of understanding regarding settlement of all claims asserted on behalf of each alleged class of ARCH stockholders in each case. In connection with the settlement contemplated by each memoranda of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. Pursuant to the executed memoranda of understanding, ARCH made certain additional disclosures related to the Ventas transaction. The memoranda of understanding further contemplate that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, upon the conclusion of confirmatory discovery and court approval following notice to ARCH’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
The Company believes that such lawsuits are without merit, but the ultimate outcome of the matter cannot be predicted with certainty. Neither the outcome of the lawsuits nor an estimate of a probable loss or any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial as of June 30, 2015. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. All defendants have stated in court filings that they believe that the claims are without merit and are defending against them vigorously.
RCAP Shareholder Class Action Litigation
On or about December 29, 2014, a securities law class action lawsuit was filed in federal court in the Southern District of New York (Weston v. RCS Capital Corporation et al, 14 CV 10136) against the Company and certain former or current officers and directors of the Company. The lawsuit asserts the Company and the individual defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements pertaining to the Company’s financial position and future business and acquisition prospects. Specifically, plaintiffs allege that defendants made false and/or misleading statements and/or failed to disclose that: (i) the financial statements of ARCP were material false and misleading as a result of accounting errors that were disclosed by ARCP on October 29, 2014; (ii) the Company’s announced acquisition of Cole Capital Partners LLC and Cole Capital Advisors was at serious risk due to the accounting issues at ARCP; and (iii) the Company’s revenue stream from its relationship with ARCP was in jeopardy as a result of the accounting issues at ARCP announced on October 29, 2014.
A newly-appointed lead plaintiff filed an amended complaint on June 1, 2015, naming the Company, RCAP Holdings LLC, RCAP Equity LLC, and certain former and current officers and directors of the Company as defendants. The amended complaint alleges that the Company’s public statements in 2014 discussing the strength and success of the Company’s wholesale and investment banking businesses, as well its public statements regarding the benefits of the announced acquisition of Cole Capital, were materially false and misleading because they failed to provide an accurate portrait of the true strength and specific risks to the Company and its wholesale brokerage and investment banking businesses. Such statements allegedly misrepresented and/or failed to disclose that certain Company executives, who also held roles with ARCP, were engaged in a fraudulent scheme to misstate the financial results of ARCP. The amended complaint alleges defendants (except RCAP Equity LLC, a holding company under common ownership with RCAP Holdings with no ongoing operations, assets or liabilities) violated Sections 11, 12 and 15 of the 1933 Securities Act in in connection with the Company’s June 2014 secondary stock offering. It further alleges that the Company and certain defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934.
The Company believes the Weston amended complaint is without merit and intends to vigorously defend itself against its allegations.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
More specifically, the complaint alleges that the Company is a “control person” of ARCP under the securities laws and thus plaintiffs seek to hold the Company responsible for the alleged misstatements of ARCP and its officers and directors. The Company is also alleged to be a “structuring advisor” to ARCP. Realty Capital Securities is named as a defendant based on its role as a co-manager of ARCP’s July 2013 convertible notes offering.
On April 17, 2015, plaintiffs filed an amended complaint, which, like the original complaint, alleges that the Company is a “control person” of ARCP under the securities laws. The amended complaint also names Realty Capital Securities as a defendant based on its role as a co-manager of ARCP’s July 2013 convertible notes offering.
The Company believes the amended complaint is without merit and intends to vigorously defend itself against the allegations contained in the complaint. The Company has filed a motion to dismiss all of the claims against it and Realty Capital Securities.
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
On March 2, 2015 Realty Capital Securities received a subpoena from the Division seeking minor additional information concerning certain former employees. Realty Capital Securities has complied with the subpoena.
Other matters
Since the disclosure of accounting issues at ARCP in October 2014, the Company and certain of its subsidiaries, including Realty Capital Securities, have received requests for information and subpoenas from various state and federal agencies as well as self-regulatory organizations, including the SEC, Massachusetts Securities Division and FINRA. The Company and its subsidiaries have responded to all of the regulatory inquiries and produced documents and information in response to formal and informal requests.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

17. Net Capital Requirements
The Company’s broker-dealers are each subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of each broker-dealer’s business, or 1/15th of the aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of the Company’s broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of minimum net capital of the greater of $250,000 or 2% of aggregate debit items. While the net capital requirement is specific to each broker-dealer, the table below provides the aggregated net capital requirements by segment of the Company’s broker-dealers as of June 30, 2015 and December 31, 2014.

($ in thousands)	June 30, 2015	December 31, 2014
Independent retail advice(1):
Net capital	$57,832	$63,871
Required net capital	3,064	2,640
Net capital in excess of required net capital	$54,768	$61,231
Wholesale distribution:
Net capital	$11,393	$20,774
Required net capital	1,155	1,424
Net capital in excess of required net capital	$10,238	$19,350
Investment management:
Net capital	$2,034	$2,145
Required net capital	5	5
Net capital in excess of required net capital	$2,029	$2,140
___________________
(1) VSR Financial Services, Inc. and Girard Securities, Inc. were not under the control of the Company as of December 31, 2014. Therefore, they were not included in the net capital calculation as of December 31, 2014.
As of and during the six months ended June 30, 2015 all of the Company’s subsidiaries were in compliance with their net capital requirements except J.P. Turner & Company LLC and VSR Financial Services, Inc. J.P. Turner & Company LLC received a capital contribution of $4.0 million from the Company on April 17, 2015 to correct a net capital deficiency from March 20, 2015 through April 16, 2015. J.P. Turner & Company LLC was in compliance with minimum net capital requirements as of June 30, 2015. VSR Financial Services, Inc. received a capital contribution of $4.0 million from the Company on May 6, 2015, to correct a net capital deficiency from April 1, 2015 through May 5, 2015. VSR Financial Services, Inc. was in compliance with minimum net capital requirements as of June 30, 2015.
18. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties as well as certain transactions that are co-sponsored by an affiliate or related party of ARC Capital LLC, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. During the three and six months ended June 30, 2015, the Company earned revenues of $102.1 million and $184.3 million, respectively, from related party transactions. During the three and six months ended June 30, 2014, the Company earned revenues of $285.4 million and $471.5 million, respectively, from related party transactions. As of June 30, 2015 and December 31, 2014, the receivables for such revenues were $19.7 million and $31.6 million, respectively.
Pursuant to a shared services agreement, beginning on January 1, 2013, AR Capital, LLC charges the Company for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $2.1 million and $3.2 million for the three and six months ended June 30, 2015, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the payables for such expenses were $0.6 million and $0.5 million, respectively.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The Company incurs expenses directly for certain services. The Company either allocates certain of these expenses to its operating subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific subsidiary are fully allocated to the appropriate subsidiary. Expenses that are not specific to a subsidiary are allocated on a reasonable basis, as determined by the Company its sole discretion. Interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors, expenses related to the 2013 Manager Multi-Year Outperformance Agreement entered into between the Company and RCS Capital Management (the “OPP”), changes in the fair value of the Company’s derivative contracts and acquisition-related expenses are not allocated to the subsidiaries. The intercompany receivables and payables for the allocated expenses are eliminated in consolidation and are settled quarterly. During the three and six months ended June 30, 2015, the Company’s operating subsidiaries incurred $3.6 million and $7.3 million, respectively, related to such expenses. During the three and six months ended June 30, 2014, the Company’s operating subsidiaries incurred $4.9 million and $6.8 million, respectively, related to such expenses. There were no expenses payable by RCAP Holdings as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, the Members owned 39.64% and 43.34%, respectively, of Class A common stock outstanding primarily obtained as a result of the 2014 Restructuring Transactions and the contribution of First Allied. From time to time, RCAP Holdings, or the Members, may purchase shares of Class A common stock in the secondary market.
In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from a related party, ARC HTNEWRI001, LLC. Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the three and six months ended June 30, 2015, the Company incurred $0.03 million and $0.1 million, respectively, in rent expense in connection with this lease. During the three and six months ended June 30, 2014, the Company incurred $0.1 million in rent expense in connection with this lease. The Company did not earn any revenue from the Crestline agreement during the three and six months ended June 30, 2015 and 2014.
Services Agreement (formerly the Management Agreement). The Company pays RCS Capital Management a quarterly fee in an amount equal to 10% of its aggregate pre-tax U.S. GAAP net income, not including the quarterly fee, calculated and payable quarterly in arrears, subject to its aggregate U.S. GAAP net income being positive for the current and three preceding calendar quarters. The Company also pays RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company’s earnings and stock price. In connection with the agreement with Apollo and Luxor on August 6, 2015 to purchase a newly issued series of preferred shares, the Company and RCS Capital Management, LLC have agreed that the Services Agreement will be terminated within five business days of the date of the agreement. See Note 21 for more information.
The Company did not incur a quarterly fee for the three and six months ended June 30, 2015. The quarterly fee earned by RCS Capital Management for the three and six months ended June 30, 2014 was $0.2 million and $2.0 million, respectively, which is the expense recorded by the Company. The Company did not have a payable related to the quarterly fee as of June 30, 2015 or December 31, 2014.
The Company did not incur an incentive fee for the three and six months ended June 30, 2015 or June 30, 2014. The Company did not have a payable related to the incentive fee as of June 30, 2015 or December 31, 2014.
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
For the three and six months ended and June 30, 2014, the Company recognized $2.6 million and $9.7 million, respectively, for the award under the OPP. Prior to December 31, 2014, the award under the OPP was included in the consolidated statements of operations, with an offset recorded to non-controlling interest.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Mutual Funds. As of June 30, 2015 and December 31, 2014, the Company had investments in mutual funds of $10.1 million and $19.0 million, respectively, that are advised by related parties. During the three and six months ended June 30, 2015, the Company recognized losses of $0.4 million and $0.5 million, respectively, relating to these investments which are recorded in other revenue in the consolidated statements of operations. During the three and six months ended June 30, 2014, the Company recognized gains of $0.7 million and $1.4 million, respectively, relating to these investments which are recorded in other revenue in the consolidated statements of operations.
19. Employee Benefits
401(k) and Health and Welfare Benefit Plan for Employees. The Company has several 401(k) and health and welfare defined contribution plans which have various eligibility standards, vesting requirements, and guidelines for matching. For the three and six months ended June 30, 2015, the Company recorded expenses of $4.8 million and $9.5 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits. For the three and six months ended June 30, 2014, the Company recorded expenses of $2.0 million and $3.8 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits.
Deferred Compensation Plans for Financial Advisors. The Company offers a plan to certain of its financial advisors which allows them to defer a portion of their compensation which earns a rate of return based on the financial advisor’s selection of investments. In order to economically hedge this exposure, the Company invests in money market, international, U.S. equity and U.S. fixed income funds. The liability to the financial advisor is recorded in deferred compensation plan accrued liabilities and the related economic hedges are recorded in deferred compensation plan investments in the consolidated statement of financial condition.
For the three and six months ended June 30, 2015 the Company recorded expenses of $0.1 million and $1.8 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits. For the three and six months ended June 30, 2014 the Company recorded expenses of $2.7 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits. For the three and six months ended June 30, 2015, the Company recorded revenue of $0.1 million and $1.8 million from the economic hedges in the consolidated statements of operations in other revenue. For the three and six months ended June 30, 2014, the Company recorded revenue of $2.7 million from the economic hedges in the consolidated statements of operations in other revenue.
Additionally, the Company offers a deferred compensation plan in connection with a Rabbi Trust Agreement to certain of its financial advisors. For this plan, the Company recorded expenses of $0.2 million and $0.5 million for the three and six months, respectively, ended June 30, 2015 in the consolidated statements of operations in internal commissions, payroll and benefits. For the three and six months ended June 30, 2014, the Company did not record any revenues or expenses related to this deferred compensation plan because the plan relates to one of the recent acquisitions and, therefore, those results are not included in the Company’s results prior to the acquisition date.
20. Segment Reporting
The Company operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other.
The Independent Retail Advice segment offers financial advice and investment solutions to investors through the broad network of financial advisors. Cetera, Summit, J.P. Turner, First Allied, ICH, VSR and Girard operate as independent subsidiaries under their own brand and management. During the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated as a separate broker-dealer subsidiary and that it would no longer use the J.P. Turner brand. The Company has invited certain financial advisors to join Summit. The change is expected to take place near the end of October 2015 at which time any advisors who have not been invited to join Summit will be terminated.
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
June 30, 2015

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
Corporate and Other primarily includes interest expense on the Company’s long-term debt, share-based compensation related to the Company’s board of directors and certain employees, expenses related to the OPP, changes in the fair value of the Company’s derivative contracts, certain acquisition-related expenses, changes in the fair value of contingent consideration, certain public company expenses and the results of operations for the Company’s crowdfunding platform and Trupoly (which has been rebranded under the name DirectVest).
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table presents the Company’s net revenues, expenses and income before taxes by segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014
Independent retail advice(1):
Revenues	$528,980	$324,153	$1,032,539	$416,911
Expenses	567,667	329,364	1,071,141	422,970
Loss	$(38,687)	$(5,211)	$(38,602)	$(6,059)
Wholesale distribution(2):
Revenues	$107,249	$250,586	$196,394	$389,696
Expenses	252,196	246,101	358,042	388,736
Income (loss)	$(144,947)	$4,485	$(161,648)	$960
Investment banking, capital markets and transaction management services:
Revenues	$21,815	$39,101	$40,627	$87,645
Expenses	12,510	16,860	27,315	39,086
Income	$9,305	$22,241	$13,312	$48,559
Investment management(3):
Revenues	$12,281	$—	$25,661	$—
Expenses	12,540	—	25,698	—
Loss	$(259)	$—	$(37)	$—
Investment research:
Revenues	$1,397	$691	$2,580	$691
Expenses	4,375	3,857	7,522	4,301
Loss	$(2,978)	$(3,166)	$(4,942)	$(3,610)
Corporate and other:
Revenues	$33,003	$58,470	$56,036	$58,470
Expenses	(26,341)	17,507	4,761	23,956
Income	$59,344	$40,963	$51,275	$34,514

Revenue reconciliation
Total revenues for reportable segments	$704,725	$673,001	$1,353,837	$953,413
Less: intercompany revenues	26,359	27,982	49,887	35,026
Total revenues	$678,366	$645,019	$1,303,950	$918,387

Income reconciliation
Total income (Loss) before taxes for reportable segments	$(118,222)	$59,312	$(140,642)	$74,364
Reconciling items	—	—	—	—
Income (loss) before income taxes	$(118,222)	$59,312	$(140,642)	$74,364
_____________________
(1) Includes First Allied’s operating results from September 25, 2013, the date First Allied was acquired by RCAP Holdings. Also, includes a goodwill and intangible assets impairment charge of $26.2 million for the three and six months ended June 30, 2015 related to the J.P. Turner acquisition. See Note 2 for more details.
(2) Includes a goodwill and intangible asset impairment charge of $130.6 million for the three and six months ended June 30, 2015 related to the StratCap acquisition. See Note 2 for more details.
(3) Did not begin operations until the acquisition of Hatteras on June 30, 2014.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table presents the Company’s total assets by segment as of June 30, 2015 and December 31, 2014:

($ in thousands)	June 30, 2015	December 31, 2014
Segment assets:
Independent retail advice	$2,073,393	$1,980,614
Wholesale distribution	55,176	192,669
Investment banking, capital markets and transaction management services	103,079	116,980
Investment management	72,159	79,343
Investment research	12,819	12,291
Corporate and other(1)	70,021	112,423
Total assets for reportable segments	$2,386,647	$2,494,320

Assets reconciliation:
Total assets for reportable segments	$2,386,647	$2,494,320
Less: intercompany eliminations	29,341	27,692
Total consolidated assets	$2,357,306	$2,466,628
_____________________
(1) Excludes amounts related to investment in subsidiaries.
21. Subsequent Events
Sale of Wholesale Business
On August 6, 2015, the Company and RCS Holdings entered into a Membership Interest Purchase Agreement (the “MIPA”) with Apollo Management Holdings, L.P. (“APH”) pursuant to which the Company and RCS Holdings agreed to sell their wholesale distribution business, consisting of Realty Capital Securities and StratCap, and certain other assets, including the Company and RCS Holdings’ transfer agent, ANST, to APH or an affiliate of APH, for an aggregate purchase price of $25.0 million, payable in cash and subject to adjustment. RCS Capital, the investment banking and capital markets division of Realty Capital Securities, is excluded from the transaction and will be transferred from Realty Capital Securities to another broker-dealer subsidiary of the Company and RCS Holdings prior to closing. The Company and RCS Holdings intend on using the net proceeds from the sale to make principal payments under its senior secured credit facilities, as required under the senior credit facilities.
The purchase price is subject to a downward adjustment equal to the greater of (A) the amount (if any) by which the target net working capital of $5.0 million exceeds the Company and RCS Holdings’ closing net working capital at closing, and (B) the amount (if any) by which the target regulatory capital exceeds the closing regulatory capital at closing (which is the net capital required to be maintained under the rules of the SEC), as such terms are defined in the MIPA. However, if (X) the Company and RCS Holdings’ closing net working capital exceeds the target net working capital, or (Y) the closing regulatory capital exceeds the target regulatory capital, the Company and RCS Holdings may cause its subsidiaries to distribute the lesser of such excess capital amounts to the Company and RCS Holdings prior to the closing, subject to the FINRA not objecting or imposing a restriction or burdensome condition on such distribution.
The Company and RCS Holdings have agreed to use commercially reasonable efforts to obtain the payment in full, settlement or termination of earn-out payments payable to the StratCap sellers under the agreements pursuant to which the Company and RCS Holdings acquired StratCap, the termination or waiver of all covenants limiting the operations of StratCap or its owners thereunder, and the consent of parties to advisory contracts with StratCap to the pertinent change of control and modifications of exclusivities terms therein (the “StratCap Waiver”). If the StratCap Waiver is not obtained prior to closing, APH has the right not to acquire StratCap, in which event APH would remain obligated to purchase Realty Capital Securities and ANST and the aggregate purchase price would be reduced by $5.0 million. In such case, the Company and RCS Holdings have agreed to certain agreements with APH that, until the earlier of the date the StratCap Waiver is obtained or otherwise satisfied or December 31, 2017, it will operate StratCap in the manner prescribed in the MIPA, including providing that Realty Capital Securities receive compensation (including dealer manager fees, advisory fees and other compensation) for sales of StratCap products equivalent to that received by StratCap. If the StratCap Waiver is received after closing and prior to December 31, 2017, APH will be obligated to acquire StratCap for a purchase price equal to $5.0 million, subject to a working capital adjustment, representations, warranties and indemnities, and other terms substantially as set forth in the MIPA (to the extent relevant to a purchase of StratCap).

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

In addition, the MIPA provides that the Company and RCS Holdings will deliver to Apollo an updated seller disclosure letter to the MIPA on or before August 13, 2015 and APH has a right to terminate the MIPA within 3 business days of receipt of the updated disclosure letter if the representations or warranties, but for the disclosures contained in such updated seller disclosure letter, would have been untrue (subject to certain materiality standards contained in the MIPA) as of the date of the MIPA.
The MIPA contains certain representations and warranties and covenants. The MIPA also includes customary indemnities and a special indemnity for legal and governmental proceedings, as more particularly set forth in the MIPA. The closing of the transaction pursuant to the MIPA is subject to certain conditions, including (i) the accuracy of the other party’s representations and warranties (subject to specified qualifications), (ii) the other party’s material compliance with its covenants and agreements contained in the MIPA, (iii) absence of certain changes with respect to legal proceedings, and (iv) no material adverse effect. In addition, APH’s obligation to consummate the transactions contemplated by the MIPA is subject to (a) the receipt of certain requisite consents from third parties (other than the StratCap Waiver), (b) approval from the FINRA of the proposed change of control of the broker-dealer subsidiaries, not subject to any FINRA Burdensome Condition (as defined in the MIPA), or the waiver of this condition by APH if at least 35 days have passed since the filing was submitted to FINRA and FINRA has not denied the application for approval or advised that the parties are prohibited from consummating the closing, (c) closing of the “AR Capital Transaction Agreement” (as defined below) and (d) Realty Capital Securities continuing to employ a stated number of external wholesalers. The obligations of the Company and RCS Holdings to consummate the transactions contemplated by the MIPA is conditioned on certain conditions, including receipt of proceeds from the sale of the Series D Preferred Stock (as described below). The closing of the transactions contemplated by the MIPA is expected to be consummated in 2015.
The MIPA includes certain post-closing agreements, including a non-competition agreement that restricts the Company and RCS Holdings from engaging for 5 years in the wholesale brokerage business and raising or sponsoring public or private, traded or non-traded investment companies. In addition, pursuant to the MIPA, the Company and RCS Holdings and APH will enter into an Operating Agreement and a Strategic Relationship Agreement on the terms set forth in term sheets which are exhibits to the MIPA. The Operating Agreement term sheet addresses the provision by the Company and RCS Holdings, Docupace, LLC (a joint venture in which the Company and RCS Holdings holds the controlling interest) and StratCap of services and capabilities to Realty Capital Securities and its affiliates, including APH, in order to support and maintain the operations of the wholesale broker-dealer and related businesses acquired pursuant to the MIPA, and includes agreements to license certain technology of StratCap and Docupace, LLC. The Operating Agreement term sheet also provides that the Company and RCS Holdings will agree that, in the event APH does not acquire StratCap, Realty Capital Securities will be provided the opportunity to concurrently distribute StratCap’s investment programs and will receive one-half of StratCap’s revenues. The Strategic Relationship Agreement provides for agreements relating to APH and its affiliates’ products being distributed through the Company and RCS Holdings’ retail advice platform on terms specified in the Strategic Relationship Agreement term sheet.
On August 6, 2015, AR Capital LLC (“AR Capital”), entered into a Transaction Agreement (the “AR Capital Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership and an affiliate of APH (“AMH”) and a newly formed entity, AR Global, LLC (“AR Global”). The AR Capital Transaction Agreement provides that AR Capital will transfer to AR Global substantially all of the assets of its ongoing asset management business to AR Global. Following the consummation of the transactions contemplated by the AR Capital Transaction Agreement, AMH will hold a 60% % interest in AR Global and AR Capital will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by AR Capital. AR Capital is currently under common control with RCAP Holdings, LLC, the Company’s controlling shareholder, and the Company’s Chief Executive Officer, who is also a director and one other of the Company’s directors are members of AR Capital. The closing of the AR Capital Transaction is conditioned on, among other things, the closing of the transactions under the MIPA.
Investment Agreements
On August 6, 2015, the Company and each of APH and Luxor entered into separate Investment Agreements (the “Investment Agreements”) under which APH agreed to purchase 1,000,000 shares of Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”) for a purchase price of $25.0 million and Luxor agreed to acquire 500,000 shares of Series D-2 preferred stock (the “Series D-2 Preferred Stock” and collectively with the Series D-1 Preferred Stock, the “Series D Preferred Stock”) for a purchase price of $12.5 million. The proceeds from the sale of the Series D Preferred Stock will be used for general corporate and working capital purposes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The Investment Agreements contains certain representations and warranties and covenants. In addition, closing of each of the Investment Agreements is subject to various conditions, including (i) the accuracy of the other party’s representations and warranties (subject to specified qualifications), (ii) the other party’s material compliance with its covenants and conditions contained in the Investment Agreements, (iii) absence of certain changes with respect to legal proceedings, (iv) no material adverse effect; (v) the Company entering into a customary registration rights agreement and (vi) the closing of the other Investment Agreement. In addition, each of AMH and Luxor can terminate the Investment Agreements if the Company’s disclosure letter to that Investment Agreement (which is required to be delivered on or before August 13, 2015) discloses information which would be material to a reasonable investor and a reasonable person would not have recognized would have been disclosed against the pertinent representation and warranty after reading the Investment Agreement and the Company’s SEC filings (excluding any disclosures contained under the captions “Risk Factors” or “Forward Looking Statements”, any non-specific, predictive, cautionary or forward looking disclosures).
The Series D-1 Preferred Stock and Series D-2 Preferred Stock will have identical rights except for the right of the Series D-1 Preferred Stock to elect two directors, as described below. The following summarizes the material terms of the Series D Preferred Stock Certificates of Designation (collectively referred to as the “Series D COD”) and does not purport to be complete.
Dividends
 If paid in cash, dividends on shares of Series D Preferred Stock will accrue quarterly at 11.0% per annum of the liquidation preference. To the extent a quarterly dividend is not paid in cash on the applicable dividend payment date, then such dividend not paid in cash for such period will accrue quarterly at 12.5% per annum of the liquidation preference.
Liquidation Preference
The initial liquidation preference of shares of Series D Preferred Stock is $25.00 per share. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date.
Conversion Rights
The holders of shares of Series D Preferred Stock have the right, at their option at any time and from time to time, to convert some or all of their shares of Series D Preferred Stock into the number of shares of the Company’s Class A common stock, obtained by dividing the aggregate liquidation preference of such shares plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of conversion by an initial conversion price of $5.00, which will be adjustable upon the occurrence of certain events and transactions to prevent dilution.
However, the Series D-2 Preferred Stock will not be convertible until stockholder approval has been obtained in accordance with the rules of the NYSE to the issuance of Series D-2 Preferred Stock and the Common Stock issuable on conversion thereof. The Company has agreed to as soon as reasonably practicable to file an information statement on Schedule 14-C with the SEC and use its commercially reasonable efforts to have the information statement cleared with the SEC and RCAP Holdings, LLC, the holder of Class B share, has executed a written consented to the issuance and the stockholder approval will be effective on the 20th calendar day after the information statement is sent to stockholders.
Redemption Rights
Starting on December 12, 2022, the Company will have a right to redeem, and holders of Series D Preferred Stock will have a right to cause the Company to redeem, all or a part of the outstanding shares Series D Preferred Stock for cash at the aggregate liquidation preference plus accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of redemption.
Rank
The Series D Preferred Stock ranks pari passu with each other and the Series B and Series C Preferred Stock with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Company.
Board of Director Rights
For so long as APH and its affiliates own at least a majority of the then outstanding shares of Series D-1 Preferred Stock or at least 25% of the Series D-1 Preferred Stock originally issued to them, the holders of a majority of the outstanding share of Series D-1 Preferred Stock will be entitled to elect two directors.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Voting Rights
Series D Preferred Stock generally has the right to vote on an as converted basis with the holders of the Class A common stock. However, the Series D-2 Preferred Stock will not have such voting rights until stockholder approval has been obtained in accordance with the rules of the NYSE, as discussed above.
In addition, the affirmative vote of at least a majority of shares of Series D Preferred Stock, voting as a single class, is required for the Company to: (i) authorize or approve the issuance of any shares of, or of any security convertible into, or convertible or exchangeable for, shares of, preferred stock or any other capital stock of the Company, which shares rank senior to or on a parity with Series D Preferred Stock, subject to limited exceptions; (ii) enter into any transaction or series of related transactions with any affiliate of the Company other than in the ordinary course of business and on terms and conditions substantially as favorable as a comparable arm’s-length transaction with a non-affiliate; or (iii) contract, create, incur, or assume any Indebtedness (as defined in the Series D COD or guarantee any Indebtedness if, at the time of or after giving effect to such contract, creation, incurrence, assumption or guarantee, the aggregate outstanding amount of all Indebtedness on a consolidated basis of the Company equals or exceeds or would equal or exceed 4.0 times LTM Adjusted EBITDA (as such term is defined in the Series D COD).
In addition, the affirmative vote of the holders of at least a majority of shares of the Series D-1 Preferred Stock and Series D-2 Preferred Stock voting separately is required to amend, alter or repeal any of the provisions of the Series D-1 COD and Series D-2 COD, as applicable, the Certificate of Incorporation of the Company or the Bylaws of the Company so as to materially and adversely affect the powers, designations, preferences and rights of the Series D-1 Preferred Stock and Series D-2 Preferred Stock, as applicable.
Limitation
In no event will a holder of Series D Preferred Stock be allowed to accept Class A Common issuable upon conversion of the Series D Preferred Stock or have voting rights with respect to the Series D Preferred Stock that would result in the ownership of an aggregate number of Common Stock, when taken together with any other Common Shares then held by such holder and persons aggregated with such holder under FINRA rules, in excess of 24.9% of the outstanding Class A common stock or in excess of 24.9% of the voting power, unless such ownership of Common Shares or voting in excess of the 24.9% Share Cap is duly approved in advance by FINRA.
Luxor’s Interest in the Company
In addition to shares of Series A Preferred Stock, Luxor owns shares of Class A common stock (which were either purchased on the open market or purchased directly from the Company and RCS Holdings in a private placement), $120.0 million principal amount of Convertible Notes (representing all the issued and outstanding Convertible Notes as of December 17, 2014) and $152.5 million liquidation of preference of Series B Preferred Stock and $114.1 million liquidation preference of Series C Preferred Stock. As of August 7, 2015, without giving effect to the issuance of any of the transactions described herein, Luxor held 8,495,402 shares of Class A common stock in the aggregate held by Luxor representing 10.99% of the shares of Class A common stock outstanding and 5.50% of the combined voting power of the Company and RCS Holdings and RCS Holdings. As of August 7, 2015, and assuming on the conversion of the Series C Preferred Stock and the Convertible Notes, Luxor would be the beneficial owner of 25,594,768 shares of Class A common stock.
Termination of Amended and Restated Services Agreement
The Company and RCS Holdings have entered into an agreement (the “Termination Agreement”) with RCS Capital Management, LLC (“RCM”), each of the members of RCM, who are also members of RCAP Holdings, LLC, and Luxor pursuant to which RCM and its members have agreed to terminate the Services Agreement, pursuant to which RCM serves as service provider to the Company and RCS Holdings, within five business days. Pursuant to the Termination Agreement, the members of RCAP Holdings, LLC will receive 2,608,697 shares of Class A common stock as consideration for the termination of the Services Agreement. Luxor will receive 3,000,000 shares of Class A common stock as consideration for the termination of the Services Agreement and its rights under the Put & Call Agreement. Under the Put & Call Agreement, Luxor has the right to put its interest in RCM to the Company and RCS Holdings for a number of shares (or an equivalent cash payment) equal to Luxor’s membership interest in RCM (which is equal to 19.46%) multiplied by the outstanding shares of Class A common stock (assuming conversion of convertible securities issued to Luxor) multiplied by 0.15. The issuance of more than 0.99% of the outstanding Class A common stock to Luxor and to certain other members who are related parties of the Company is subject to stockholder approval in accordance with the rules of the NYSE, as discussed above. A second closing will take place following receipt of such approval, at which the balance of the Class A common stock will be issued. The issuance will be included in the information statement described above. Following and in connection with these transactions, RCM will liquidate.
The Termination Agreement includes mutual releases by the Company and RCS Holdings and the members of RCM in connection with matters arising from or related to the Services Agreement and the Put & Call Agreement.

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
The results of operations of Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (together, “J.P. Turner”), Hatteras Funds Group (“Hatteras”), Investors Capital Holdings, Ltd. (“ICH”), Validus/Strategic Capital Partners, LLC (“StratCap”), Trupoly, LLC (“Trupoly”, which has been rebranded under the name DirectVest), Docupace Technologies, LLC (“Docupace”), VSR Group, Inc. (“VSR”) and Girard Securities, Inc. (“Girard”) are included in our results of operations from their dates of acquisition. Our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements have been prepared to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
On August 6, 2015, we entered into an agreement with an affiliate of Apollo Management Holdings, L.P. (the “Apollo affiliate”)to sell our Wholesale Distribution business, which consists of Realty Capital Securities, LLC (“Realty Capital Securities”) (excluding investment banking business), StratCap, and certain related assets, including our transfer agent, American National Stock Transfer, LLC. to the Apollo affiliate.  If the transaction is consummated, we will no longer be engaged in the wholesale business.
Also on August 6, 2015, AR Capital entered into a transaction agreement with the Apollo affiliate, pursuant to which it will transfer to AR Global substantially all of the assets of its ongoing asset management business.  Assuming the consummation of the transactions contemplated by the transaction agreement, the Apollo affiliate of will hold a 60% interest in AR Global and AR Capital will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by the Apollo affiliate and four of which will be appointed by ARC.

RCS Capital Corporation and Subsidiaries
June 30, 2015

In addition to the our Wholesale Distribution business, a substantial portion of which involves the distribution of interests in non-traded REITs, BDCs and investment companies sponsored by AR Capital, our revenues from transaction management and investment banking primarily consists of services to, and transactions, involving AR Capital and non-traded REITS and other entities sponsored or advised by AR Capital and its affiliates.
Independent Retail Advice
Our Independent Retail Advice business is conducted through a network of independent channel broker-dealers and registered investment advisers acquired during 2014 and 2015 (the “Retail Firms”), namely Cetera, First Allied, J.P. Turner, Summit, ICH, VSR and Girard, which operate collectively under the marketing brand of “Cetera Financial Group.” Each Retail Firm operates independently under its own brand and management, but with certain shared services with the other Retail Firms.
During the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated independently under its own brand and management. The Company has invited certain J.P. Turner financial advisors to join Summit. The change is expected to take place near the end of October 2015 at which time any advisors who are not invited to join Summit will be terminated.
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
As of June 30, 2015, our Retail Firms serve approximately 2.5 million client accounts with $238.4 billion in assets under administration through approximately 9,500 financial advisors.
Wholesale Distribution
Since its inception in 2007, Realty Capital Securities has focused on providing financial products and investment solutions through its wholesale distribution of non-traded REITs, BDCs and other direct investment programs sponsored, co-sponsored or advised by our affiliate, AR Capital, LLC (“American Realty Capital”). In August 2014, we acquired StratCap, which was engaged in a similar business not involving American Realty Capital. On August 6, 2015, we entered into an agreement to sell our Wholesale Distribution business.
The offerings distributed by Realty Capital Securities and StratCap are direct investment programs and registered investment companies registered with the SEC, which, as of June 30, 2015, consisted of 10 public, non-traded REITs, three public, non-traded BDCs, four mutual funds, two closed-end interval funds, an oil and gas program and two public, non-traded limited liability companies.
We believe that the combination of Realty Capital Securities and StratCap constitute the leading multi-product distribution platform of direct investment program offerings to independent broker-dealers and the retail financial advisor community as measured by total equity capital raised and number of direct investment programs distributed, according to Robert A. Stanger & Co. As of June 30, 2015, Realty Capital Securities and StratCap were distributing a total of 15 public non-listed direct investment program offerings effective with the SEC and none of their competitors was distributing more than three.
All of the results of operations of Hatteras, including the results of the wholesale distribution of registered investment companies by Hatteras are included in our Investment Management segment.
Investment Banking, Capital Markets and Transaction Management Services
Operating under the name RCS Capital, Realty Capital Securities and RCS Advisory provide direct investment programs, primarily publicly registered non-traded REITs and BDCs as well as open- and closed-end mutual funds sponsored, co-sponsored or advised by American Realty Capital and distributed by Realty Capital Securities, with strategic advisory and capital markets services including mergers and acquisitions, capital markets activities, registration management, and other transaction support services. ANST acts as registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by American Realty Capital. Docupace became a part of our Investment Banking, Capital Markets and Transaction Management Services division when we completed the acquisition of a majority interest in Docupace in November 2014. On August 6, 2015, we entered into an agreement to sell our transfer agency and certain other transaction management services.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Investment Management
Our Investment Management segment consists of Hatteras. Hatteras provides investment advisory and distribution to the Hatteras family of registered investment company funds, which is focused on liquid alternatives. The Hatteras family of funds includes retail funds (both open- and closed-end) with approximately $2.0 billion in assets under management as of June 30, 2015.
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
Corporate and Other
Corporate and other primarily includes interest expense on our long-term debt, share-based compensation related to our board of directors and certain employees, expenses related to the OPP, changes in the fair value of our derivative contracts, certain acquisition-related expenses, certain public company expenses, changes in the fair value of contingent consideration and the results of our crowdfunding investment platform which we have recently rebranded under the name “DirectVest.”
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
June 30, 2015

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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of both June 30, 2015 and December 31, 2014, we recorded a valuation allowance of $0.3 million, related to state net operating losses.

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See Note 18 of our Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of June 30, 2015, there was no impact to our financial statements from the tax receivable agreement.
Acquisition accounting/intangible asset valuation and goodwill impairment/contingent and deferred consideration
We acquired Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace during 2014 and acquired VSR and Girard during the six months ended June 30, 2015.
Accounting for acquisitions, the related valuation of intangible assets and goodwill, and any subsequent impairment are critical accounting policies involving significant estimates. We test our goodwill balances for impairment at least annually as of October 31, or more frequently if there are indicators of impairment, also referred to as triggering events, using the fair value approach at the reporting unit level. Testing for goodwill impairment involves the use of significant estimates and judgment to determine the fair value of the reporting units that may include the use of discounted future cash flows, projected earnings, control premiums and peer group analysis. With respect to the First Allied acquisition, the contribution has been accounted for at historical cost rather than the purchase method because First Allied and our company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings.
As a result of our determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, downward changes in our expectations of future growth and profitability for certain reporting units and the decline in our market capitalization which is discussed below in “Management’s Discussion and Analysis—Results of Operations”, we determined that it would be appropriate to test our goodwill and intangible assets for impairment as of June 30, 2015 for all of our significant reporting units. Upon completion of the impairment tests, the goodwill from both of the acquisitions of StratCap and J.P. Turner was determined to be impaired as of June 30, 2015.
As a result of the impairment tests we wrote-off $30.6 million and $13.6 million during the three and six months ended June 30, 2015, which represented all of the goodwill related to the acquisitions of StratCap and J.P. Turner, respectively.
During the three and six months ended June 30, 2015, we also wrote-off intangible assets of $100.0 million related to sponsor relationships from the StratCap acquisition and $12.6 million related to the financial advisor relationships, non-compete agreements and trade names which represented all of J.P. Turner’s intangible assets. These impairments were all recorded in goodwill and intangible assets impairment in the statements of operations. For more information see Notes 2 and 7 to our consolidated financial statements.
The following table presents the estimated fair value and the excess fair value over the book value of the equity for all of our significant reporting units for which we tested our goodwill and intangible assets for impairment as of June 30, 2015 that did not have impairment.

($ in thousands)	Cetera	Summit	Hatteras	First Allied	ICH
Estimated fair value	$1,106,500	$62,315	$69,750	$225,100	$56,340
Book value of equity	1,036,368	55,280	64,451	167,988	51,305
Excess of fair value over book value (in dollars)	$70,132	$7,035	$5,299	$57,112	$5,035
Excess of fair value over book value (percent)	7%	13%	8%	34%	10%

Goodwill, June 30, 2015	$292,165	$23,891	$15,348	$79,986	$26,680
Assumptions used in measuring the value of the assets and liabilities in connection with the goodwill impairment test included the discount rates, long-term growth rates of revenues, profitability and cash flows, profit margins as well as benchmarking the company-specific assumptions to market participant levels and assumptions associated with revenues and EBITDA of the comparable companies. These assumptions involve a high degree of judgment by management and changes in these assumptions in future periods could adversely affect our results of operations.

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
In addition, we hold financial instruments for which no market prices are available, and which have reduced or no price transparency. For these instruments the determination of fair value requires subjective assessment and varying degrees of judgment depending on the risks affecting the specific instrument. In such circumstances, valuation is determined based on management’s best estimate of fair value. These instruments include certain derivatives, contingent consideration and other long-term investments. The fair values for our derivatives and contingent consideration are determined by a third-party valuation firm that uses internally developed proprietary models using various input parameters which is then reviewed by us.
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

RCS Capital Corporation and Subsidiaries
June 30, 2015

Results of Operations
The following table provides an overview of our consolidated results of operations for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands, except per share data)	2015	2014	% Change	2015	2014	% Change
Revenues	$678,366	$645,019	5%	$1,303,950	$918,387	42%
Expenses	796,588	585,707	36%	1,444,592	844,023	71%
Income (loss) before taxes	(118,222)	59,312	(299)%	(140,642)	74,364	(289)%
Provision for (benefit from) income taxes	(52,073)	10,840	(580)%	(59,112)	13,743	(530)%
Net (loss) income	$(66,149)	$48,472	(236)%	$(81,530)	$60,621	(234)%

Basic loss per share(1)	$(0.97)	$(3.49)	72%	$(1.28)	$(4.21)	70%
Diluted loss per share(1)	$(1.11)	$(3.59)	69%	$(1.59)	$(4.53)	65%

EBITDA (Non-GAAP)(2)	$(70,467)	$87,540	(180)%	$(45,095)	$104,840	(143)%
Adjusted EBITDA (Non-GAAP)(2)	$26,942	$52,301	(48)%	$55,310	$90,269	(39)%

Adjusted net income (Non-GAAP)(2)	$15,258	$33,440	(54)%	$30,783	$64,275	(52)%
Adjusted net income per adjusted share (Non-GAAP)(2)	$0.21	$0.78	(73)%	$0.42	$1.59	(74)%
_____________________
(1) See Note 14 to our consolidated financial statements for more information on our calculation.
(2) See “Non-GAAP Measures” for more information on our calculation.
We recorded a net loss of $66.1 million for the three months ended June 30, 2015 compared to net income of $48.5 million for the three months ended June 30, 2014 primarily as a result of the write-off of goodwill and intangible assets related to our acquisitions of StratCap and J.P. Turner which is further explained below, losses from our wholesale distribution business, which is further explained below, lower fair value gains on our derivative contracts, an increase in amortization expense on the intangible assets from the recent acquisitions, a decline in investment banking revenues and higher interest expense reflecting our incurrence of long-term debt during April 2014 partially offset by changes in the fair value of our contingent consideration liability.
We recorded a net loss of $81.5 million for the six months ended June 30, 2015 compared to net income of $60.6 million for the six months ended June 30, 2014 primarily as a result of losses from our wholesale distribution business, which is further explained below, the write-off of goodwill and intangible assets related to our acquisitions of StratCap and J.P. Turner which is further explained below, higher interest expense reflecting our incurrence of long-term debt during April 2014, a decline in investment banking revenues and an increase in amortization expense on the intangible assets from the recent acquisitions partially offset by changes in the fair value of our contingent consideration liability.
Our adjusted net income for the three months ended June 30, 2015 totaled $15.3 million, or $0.21 per adjusted share, versus adjusted net income of $33.4 million, or $0.78 per adjusted share, for the three months ended June 30, 2014 as a result of the change in net income which is discussed above, except for the write-off of goodwill and intangible assets related to our acquisitions of StratCap and J.P. Turner, lower fair value gains on our derivative contracts, an increase in amortization expense on the intangible assets from the recent acquisitions and changes in the fair value of our contingent consideration liability which are added back in the calculation of adjusted net income.
Our adjusted net income for the six months ended June 30, 2015 totaled $30.8 million, or $0.42 per adjusted share, versus adjusted net income of $64.3 million, or $1.59 per adjusted share, for the six months ended June 30, 2014 as a result of the change in net income which is discussed above, except for the write-off of goodwill and intangible assets related to our acquisitions of StratCap and J.P. Turner, the increase in amortization expense on the intangible assets from the recent acquisitions and the fair value of our contingent consideration liability which are added back in the calculation of adjusted net income.

RCS Capital Corporation and Subsidiaries
June 30, 2015

The results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace for the entire three and six months ended June 30, 2015 and the results of VSR and Girard beginning on March 11, 2015 and March 18, 2015, respectively, were included for the three and six months ended June 30, 2015. Our results of operations for the three and six months ended June 30, 2014 only include the results of operations of Cetera, Summit and J.P. Turner which closed before June 30, 2014, beginning on April 29, 2014, June 11, 2014 and June 12, 2014, respectively, the date of each company’s acquisition. The results for Hatteras, ICH, StratCap, Docupace, VSR and Girard are not included in our results of operations for the three and six months ended June 30, 2014 as none of these acquisitions closed before June 30, 2014.
In addition, our acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because we and First Allied were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. Our financial statements have been prepared to reflect the results of operations and financial position of First Allied as if we had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
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
Although the amount of decline in revenue has been affected by factors in addition to the ARCP announcement, as described under “Results of Operations — Wholesale Distribution”, the ARCP announcement has had a material adverse effect on equity capital raised by direct investment programs distributed by us during this period, and, accordingly, has had an adverse impact on our results of operations for all periods subsequent to the ARCP announcement.
Revenues for the three months ended June 30, 2015 increased $33.3 million, or 5%, to $678.4 million, as compared to $645.0 million for the three months ended June 30, 2014 primarily due to:

(i)
$211.6 million in increased revenue related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard (beginning on March 11, 2015 and March 18, 2015, respectively, the date of each company’s acquisition, for VSR and Girard) for the three months ended June 30, 2015 and only the results of the businesses we acquired in the recent acquisitions that closed before June 30, 2014 beginning on the date of each company’s acquisition included for both the three months ended June 30, 2014 and 2015;

(ii)
partially offset by a $143.3 million decrease in revenues from our wholesale distribution business due to a decrease in equity capital raised by direct investment program offerings distributed by us from $2.6 billion (which only included Realty Capital Securities for the three months ended June 30, 2014, to $1.2 billion (which included, in addition to Realty Capital Securities, $238.4 million of equity capital raised by StratCap) during the three months ended June 30, 2015;

(iii)
$25.4 million in lower gains during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 related to the fair value of our derivative contracts which generally have an inverse relationship with the market price of our Class A common stock; and

(iv)
$17.3 million in decrease revenues in Investment Banking, Capital Markets and Transaction Management Services due to a decrease in the deal size of capital markets, mergers and acquisition transactions and strategic advisory transactions for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenues for the six months ended June 30, 2015 increased $385.6 million, or 42%, to $1.3 billion, as compared to $918.4 million for the six months ended June 30, 2014 primarily due to:

(i)
$599.1 million in increased revenue related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard (beginning on March 11, 2015 and March 18, 2015, respectively, the date of each company’s acquisition, for VSR and Girard) for the six months ended June 30, 2015 and only the results of the businesses we acquired in the recent acquisitions that closed before June 30, 2014 beginning on the date of each company’s acquisition were included for both the six months ended June 30, 2015 and 2014;

(ii)
partially offset by a $193.3 million decrease in revenues from our wholesale distribution business due to a decrease in equity capital raised by direct investment program offerings distributed by us from $4.2 billion (which only included Realty Capital Securities) for the six months ended June 30, 2014 to $2.1 billion (which included, in addition to Realty Capital Securities, $454.6 million of equity capital raised by StratCap) during the six months ended June 30, 2015; and

RCS Capital Corporation and Subsidiaries
June 30, 2015

(iii)
$47.0 million in decreased revenues in Investment Banking, Capital Markets and Transaction Management Services due to a decrease in the deal size of capital markets, mergers and acquisition transactions and strategic advisory transactions for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

As a result of the sustained decline in our market capitalization mentioned above, and specific events at two of our reporting units, we tested our goodwill and intangible assets for impairment as of June 30, 2015.
Upon completion of the impairment tests, the goodwill from the acquisitions of StratCap and J.P. Turner was determined to be impaired as of June 30, 2015. As a result of our determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, downward changes in our expectations of future growth and profitability for certain reporting units and the decline in our market capitalization we determined that it would be appropriate to test our goodwill and intangible assets for impairment as of June 30, 2015 for all of our significant reporting units.
During the three and six months ended June 30, 2015, we wrote-off all of the goodwill related to the acquisitions of StratCap and J.P. Turner, respectively.
During the three and six months ended June 30, 2015, we also wrote-off a substantial portion of the intangible assets related the StratCap acquisition and all of J.P. Turner’s intangible assets. These impairments were all recorded in goodwill and intangible assets impairment in the statements of operations. For more information see Notes 2 and 7 of our consolidated financial statements.
Expenses for the three months ended June 30, 2015 increased $210.9 million, or 36%, to $796.6 million, as compared to $585.7 million for the three months ended June 30, 2014 primarily due to:

(i)
$238.3 million in increased expenses related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard, including $26.3 million relating to the amortization of intangible assets, for the three months ended June 30, 2015 (only the results of the businesses we acquired in the recent acquisitions that closed by June 30, 2015 were included for both the three months ended June 30, 2015 and 2014). Amortization expense for the three months ended June 30, 2014 was only $1.8 million;

(ii)	$156.8 million in higher expenses reflecting the write-off of goodwill and intangible assets related to the acquisitions of StratCap and J.P. Turner.

(iii)
partially offset by a $127.8 million decrease in the selling expense portion of expenses from Realty Capital Securities’ wholesale distribution business, which decreased in tandem with the decrease in revenues;

(iv)
$43.8 million in decrease expenses in Corporate and Other reflecting $54.0 million in changes in the fair value of contingent consideration liability partially offset by increases in interest expense due to our incurrence of interest expense on our long-term debt during the second quarter of 2014 and higher share-based compensation related to our board of directors and certain employees, expenses related to the OPP, certain acquisition-related expenses and certain public company expenses; and

(v)
$4.4 million in decreased expenses in Investment Banking, Capital Markets and Transaction Management Services due to higher acquisition-related expenses and quarterly fees during the three months ended June 30, 2014 as compared to no quarterly fees during the three months ended June 30, 2015.

Expenses for the six months ended June 30, 2015 increased $600.6 million, or 71%, to $1.4 billion, as compared to $844.0 million for the six months ended June 30, 2014 primarily due to:

(i)
$648.1 million in increased expenses related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard, including $51.3 million relating to the amortization of intangible assets, for the six months ended June 30, 2015 (only the results of the businesses we acquired in the recent acquisitions that closed by June 30, 2015 beginning on the date of each company’s acquisition being included for both the six months ended June 30, 2014 and 2015). Amortization expense for the six months ended June 30, 2014 was only $15.2 million;

(ii)	$156.8 million in higher expenses reflecting the write-off of goodwill and intangible assets related to the acquisitions of StratCap and J.P. Turner.

(iii)
partially offset by a $169.2 million decrease in the selling expense portion of expenses from Realty Capital Securities’ wholesale distribution business, which decreased in tandem with the decrease in revenues;

(iv)
$19.2 million in decreased expenses in Corporate and Other reflecting $50.4 million of changes in the fair value of contingent consideration liability partially offset by higher interest expense reflecting our incurrence of interest expense on our long-term debt during the second quarter of 2014 and higher share-based compensation related to our board of directors and certain employees, expenses related to the OPP, certain acquisition-related expenses and certain public company expenses; and

RCS Capital Corporation and Subsidiaries
June 30, 2015

(v)
$11.8 million in decreased expenses in Investment Banking, Capital Markets and Transaction Management Services due to higher expenses in the six months ended June 30, 2014 as compared to the six months ended June 30, 2015 related to the recent acquisitions, most of which occurred in 2014 and higher quarterly fees during the six months ended June 30, 2014 as compared to no quarterly fees during the six months ended June 30, 2015.

We expect to incur higher professional fees, interest expense and intangible asset amortization in connection with the recent acquisitions and we may incur losses in future periods because of the level of amortization of intangible assets acquired and new interest expense as a result of debt incurred in connection with the recent acquisitions.
Independent Retail Advice
The following table provides an overview of the results of operations of our Independent Retail Advice business:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$528,980	$324,153	63%	$1,032,539	$416,911	148%
Expenses	567,667	329,364	72%	1,071,141	422,970	153%
Loss	$(38,687)	$(5,211)	(642)%	$(38,602)	$(6,059)	(537)%
Following the completion of the Cetera, Summit, J.P. Turner, First Allied and ICH acquisitions during 2014 and the completion of the acquisitions of VSR and Girard in 2015, we are engaged in the Independent Retail Advice business. Our results include the results of operations of Cetera, Summit, J.P. Turner, ICH, VSR and Girard beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the entire six months ended June 30, 2015 and June 30, 2014. Accordingly, our results for the three and six months ended June 30, 2014 lack comparability with those of the three and six months ended June 30, 2015.
In managing our Independent Retail Advice business, we are focused on increasing assets under administration, recruiting new advisors with gross dealer concessions greater than financial advisors who are terminated or leave, improving financial advisors’ productivity in terms of both number of client accounts and commission and fee revenues and achieving cost savings through synergies. We expect the results of our Independent Retail Advice business to continue to benefit during the second half of 2015 from the recognition of synergies related to higher strategic partner revenues as well as expense synergies associated with back office, technology and clearing efficiencies and other factors.
Revenues - Revenues for the three and six months ended June 30, 2015 were $529.0 million and $1.0 billion, respectively, and primarily included commissions on securities transactions which are driven by trading volumes, advisory fees which are based on the value of our clients’ portfolios, asset-based fees and other revenues and transaction fees.
Expenses - Expenses for the three and six months ended June 30, 2015 were $567.7 million and $1.1 billion, respectively, and primarily included commission expenses which are correlated to the volume of revenues in a given period, employee compensation expenses, the $26.2 million write-off of the goodwill and intangible assets related to the acquisition of J.P. Turner and the amortization of intangible assets.
Our results for the three months ended June 30, 2015 include the results of operations of Cetera, Summit, J.P. Turner, First Allied and ICH for the entire three months and results of operations beginning on the date of acquisition for VSR and Girard. Our pro forma results include the results of operations for material acquisitions, which include Cetera, Summit, J.P. Turner, First Allied and ICH for the entire three months ended June 30, 2014 as if they were completed on January 1, 2013.
Revenues for the Independent Retail Advice business were $529.0 million for the three months ended June 30, 2015, as compared to pro forma revenues of $496.8 million for the three months ended June 30, 2014, an increase of $32.2 million primarily due to the inclusion of revenue from VSR and Girard during the three months ended June 30, 2015. For the three months ended June 30, 2015, basic expenses, inclusive of acquisition related costs, increased at a slightly lower rate as compared to the three months ended June 30, 2014, despite the inclusion of VSR and Girard, the write-off of goodwill and intangible assets from the acquisition of J.P. Turner and lower transaction costs related to the recent acquisitions. Pre-tax net loss for the Independent Retail Advice business was $38.7 million for the three months ended June 30, 2015, as compared to a pro forma pre-tax net loss of $43.6 million for the three months ended June 30, 2014 reflecting higher commissions and asset-based fees, net of the related commission expenses.
Our results for the six months ended June 30, 2015 include the results of operations of Cetera, Summit, J.P. Turner, First Allied and ICH for the entire six months and results of operations beginning on the date of acquisition for VSR and Girard. Our pro forma results include the results of operations for material acquisitions, which include Cetera, Summit, J.P. Turner, First Allied and ICH for the entire six months ended June 30, 2014 as if they were completed on January 1, 2013.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Revenues for the Independent Retail Advice business were $1.0 billion for the six months ended June 30, 2015, as compared to pro forma revenues of $961.1 million for the six months ended June 30, 2014, an increase of $71.5 million, primarily due to the inclusion of revenue from VSR and Girard during the six months ended June 30, 2015. For the six months ended June 30, 2015, basic expenses, inclusive of acquisition related costs, increased at a slightly lower rate as compared to the six months ended June 30, 2014, despite the inclusion of VSR and Girard, the write-off of the goodwill and intangible assets from the acquisition of J.P. Turner and lower transaction costs related to the recent acquisitions. Pre-tax net loss for the Independent Retail Advice business was $38.6 million for the six months ended June 30, 2015, as compared to a pro forma pre-tax net loss of $54.5 million for the six months ended June 30, 2014 reflecting higher commissions and asset-based fees, net of the related commission expenses.
Wholesale Distribution
The following table provides an overview of the results of operations of our Wholesale Distribution business:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$107,249	$250,586	(57)%	$196,394	$389,696	(50)%
Expenses	252,196	246,101	2%	358,042	388,736	(8)%
Income (loss)	$(144,947)	$4,485	(3,332)%	$(161,648)	$960	(16,938)%
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
Revenues for the three months ended June 30, 2015, decreased $143.3 million, or 57%, to $107.2 million, compared to $250.6 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in equity capital raised due to the reasons explained in greater detail below. These decreases were partially offset by a $24.1 million increase in revenues due to the inclusion of revenues from StratCap during the three months ended June 30, 2015. StratCap was acquired on August 29, 2014 and its results are therefore not included in results of the Wholesale Distribution for the three months ended June 30, 2014. Equity capital raised by direct investment program offerings distributed by us decreased from $2.6 billion for the three months ended June 30, 2014 (which only includes equity capital raised by Realty Capital Securities) to $1.2 billion for the three months ended June 30, 2015 (which includes, in addition to equity capital raised by Realty Capital Securities, $238.4 million of equity capital raised by StratCap during the three months ended June 30, 2015).
Revenues for the six months ended June 30, 2015, decreased $193.3 million, or 50%, to $196.4 million, compared to $389.7 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in equity capital raised due to the reasons explained in greater detail below. These decreases were partially offset by a $46.2 million increase in revenues due to the inclusion of revenues from StratCap during the six months ended June 30, 2015. StratCap was acquired on August 29, 2014 and its results are therefore not included in results of the Wholesale Distribution for the six months ended June 30, 2014. Equity capital raised by direct investment program offerings distributed by us decreased from $4.2 billion for the six months ended June 30, 2014 (which only includes equity capital raised by Realty Capital Securities) to $2.1 billion for the six months ended June 30, 2015 (which includes, in addition to equity capital raised by Realty Capital Securities, $454.6 million of equity capital raised by StratCap during the six months ended June 30, 2015).
The decrease in revenues and equity capital raised for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was due to:

(i)
As a result of the announcement concerning certain accounting errors by ARCP on October 29, 2014, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital temporarily suspended their participation in the distribution of those offerings. The impact of the ARCP announcement, including these temporary suspensions, had an adverse effect on our ability to raise equity capital and as a result, generate wholesale revenues during the three and six months ended June 30, 2015.

RCS Capital Corporation and Subsidiaries
June 30, 2015

(ii)
Two offerings closed during the latter part of 2014 and contributed to a sharp increase in equity capital raised during the three and six months ended June 30, 2014. Non-traded REIT offerings typically have an increase in equity capital raised when they are in the later stages of their lifecycle, so the number of offerings closing during a period contributes significantly to the amount of equity capital raised during that period. Although the closed offerings were replaced by second-generation offerings, the normal process of building the selling group at the outset of any offering results in lower initial sales relative to the later stages of an offering’s life. The decrease was partially offset by an increase in equity capital raised on the three offerings that closed or are expected to close in 2015 as compared to the three and six months ended June 30, 2014. However, the increase in equity capital raised during the three and six months ended June 30, 2015 for these offerings has been less robust than what we have historically experienced. In addition, we had more liquidity events during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2015. Liquidity events typically resulted in a redeployment of cash by investors in the non-traded REITs, which in turn, can result in an increase in equity capital raised. The liquidity event in 2015 did not appear to produce as significant an effect as previous liquidity events.

(iii)
An industry-wide decrease in equity capital raised. We believe that this decrease is due, in part, to concerns by financial advisors over recent amendments to FINRA Rule 15-02 which require reporting of estimated share values of direct participation programs and unlisted REITs using the “net investment” methodology.

On August 6, 2015, we entered into an agreement to sell our Wholesale Distribution business.
During the three months ended June 30, 2015, we had related party commissions and dealer manager fees of $55.6 million and $26.3 million, respectively, as compared to $169.6 million and $78.6 million, respectively during the three months ended June 30, 2014. During the three months ended June 30, 2015, we had non-related party commissions and dealer manager fees of $15.1 million and $6.8 million, respectively, as compared to an immaterial amount during the three months ended June 30, 2014. The increase in non-related party commissions and dealer manager fees for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 reflected the inclusion of the results of StratCap during the three months ended June 30, 2015.
During the six months ended June 30, 2015, we had related party commissions and dealer manager fees of $100.1 million and $47.3 million, respectively, as compared to $262.0 million and $123.1 million, respectively during the six months ended June 30, 2014. During the six months ended June 30, 2015, we had non-related party commissions and dealer manager fees of $28.4 million and $12.8 million, respectively, as compared to $0.2 million and $0.1 million, respectively during the six months ended June 30, 2014. The increase in non-related party commissions and dealer manager fees for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 reflected the inclusion of the results of StratCap during the six months ended June 30, 2015.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses generally have remained relatively constant compared to revenues. We expect expenses to decrease during the second half of 2015 due to cost cutting initiatives implemented during the second quarter of 2015.
For the three months ended June 30, 2015, expenses increased $6.1 million, or 2%, to $252.2 million compared to $246.1 million for the three months ended June 30, 2014 as the selling expense portion of expenses decreased in tandem with the decrease in revenues while non-selling expenses were approximately the same for both periods except for the $27.0 million increase in expenses related to the inclusion of StratCap in our results for the three months ended June 30, 2015, the $100.0 million write-off of intangible assets related to the acquisition of StratCap and the $30.6 million write-off of goodwill related to the acquisition of StratCap.
For the six months ended June 30, 2015, expenses decreased $30.7 million, or 8%, to $358.0 million compared to $388.7 million for the six months ended June 30, 2014 as the selling expense portion of expenses decreased in tandem with the decrease in revenues while non-selling expenses were approximately the same for both periods except for the $51.6 million increase in expenses related to the inclusion of StratCap in our results for the six months ended June 30, 2015, the $100.0 million write-off of intangible assets related to the acquisition of StratCap and the $30.6 million write-off of goodwill related to the acquisition of StratCap.
During the three months ended June 30, 2015, we had related party wholesale commissions and reallowance expenses of $36.7 million and $5.8 million, respectively, as compared to $147.1 million and $22.8 million, respectively, during the three months ended June 30, 2014. During the three months ended June 30, 2015, we had non-related party wholesale commissions and reallowance expenses of $14.1 million and $2.4 million, respectively, as compared to an immaterial amount during the three months ended June 30, 2014. The increase in non-related party wholesale commissions and reallowance expenses for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, reflected the inclusion of the results of StratCap.

RCS Capital Corporation and Subsidiaries
June 30, 2015

During the six months ended June 30, 2015, we had related party wholesale commissions and reallowance expenses of $64.9 million and $10.3 million, respectively, as compared to $234.1 million and $35.6 million, respectively, during the six months ended June 30, 2014. During the six months ended June 30, 2015, we had non-related party wholesale commissions and reallowance expenses of $26.8 million and $4.6 million, respectively, as compared to $0.2 million and $0.03 million, respectively during the six months ended June 30, 2014. The increase in non-related party wholesale commissions and reallowance expenses for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, reflected the inclusion of the results of StratCap.
Investment Banking, Capital Markets and Transaction Management Services
The following table provides an overview of the results of operations of our Investment Banking, Capital Markets and Transaction Management Services business:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$21,815	$39,101	(44)%	$40,627	$87,645	(54)%
Expenses	12,510	16,860	(26)%	27,315	39,086	(30)%
Income	$9,305	$22,241	(58)%	$13,312	$48,559	(73)%
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
Revenues for the three months ended June 30, 2015 were $21.8 million, a decrease of 44%, compared to the three months ended June 30, 2014. Revenues for the six months ended June 30, 2015 were $40.6 million, a decrease of 54%, compared to the six months ended June 30, 2014. The decrease for both the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 primarily reflected $28.4 million earned as advisor in the merger of ARCP and Cole Real Estate Investments, Inc. during the three months ended June 30, 2014. Transaction management revenues were also lower primarily due to decreases in reimbursable expense revenues attributable to decreased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs. Revenues from transfer agency services were approximately the same in both periods.
Expenses - Investment Banking, Capital Markets and Transaction Management Services expenses primarily consisted of personnel costs and the costs of a third-party system and service provider under a third-party services agreement, whereby ANST pays a vendor for its efforts in providing certain transfer agency related services, including information warehousing.
Expenses for the three months ended June 30, 2015, were $12.5 million, a decrease of 26%, compared to the three months ended June 30, 2014. Expenses for the six months ended June 30, 2015, were $27.3 million, a decrease of 30%, compared to the six months ended June 30, 2014. The decrease for both the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 reflects higher costs related to the recent acquisitions and higher quarterly fees during the three and six months ended June 30, 2014 as compared to no quarterly fees during the three and six months ended June 30, 2015.
On August 6, 2015, we entered into an agreement to sell our transfer agency and certain other transaction management services.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Investment Management
Following the completion of the Hatteras acquisition on June 30, 2014, we are now engaged in the investment management business. The following table provides an overview of the results of operations of our Investment Management business:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$12,281	$—	—	$25,661	$—	—
Expenses	12,540	—	—	25,698	—	—
Loss	$(259)	$—	—	$(37)	$—	—
The results of operations of Hatteras did not have an impact on our results for the period prior to its acquisition on June 30, 2014.
As of June 30, 2015, Hatteras had $2.0 billion in assets under management, a decrease from $2.5 billion in assets under management as of December 31, 2014 reflecting redemptions. We expect management fees and servicing fees to continue to increase or decrease proportionately with levels of assets under management.
Revenues - Revenues for the three and six months ended June 30, 2015 were $12.3 million and $25.7 million, respectively, and primarily included management fees, servicing fees and incentive fees from the investment companies for which we served as the investment adviser. Management fees and servicing fees are driven by the level of net assets of the funds under management.
Expenses - Expenses for the three and six months ended June 30, 2015 were $12.5 million and $25.7 million, respectively, and primarily included fund expenses, service fees and management fees as well as employee compensation expenses and benefits expenses and amortization of intangible assets.
Our results for the three months ended June 30, 2015 include the results of operations of Hatteras for the entire three months. Our pro forma results include the results of operations of Hatteras for the entire three months ended June 30, 2014 as if the acquisition of Hatteras was completed on January 1, 2013. Revenues for the Investment Management business were $12.3 million for the three months ended June 30, 2015, as compared to pro forma revenues of $15.7 million for the three months ended June 30, 2014, a decrease of $3.4 million. Pre-tax net loss was $0.3 million for the three months ended June 30, 2015, as compared to pro forma pre-tax net income of $1.8 million for the three months ended June 30, 2014 reflecting lower investment fee revenues.
Our results for the six months ended June 30, 2015 include the results of operations of Hatteras for the entire six months. Our pro forma results include the results of operations of Hatteras for the entire six months ended June 30, 2014 as if the acquisition of Hatteras was completed on January 1, 2013. Revenues for the Investment Management business were $25.7 million for the six months ended June 30, 2015, as compared to pro forma revenues of $29.7 million for the six months ended June 30, 2014, a decrease of $4.0 million. Pre-tax net loss was $0.04 million for the six months ended June 30, 2015, as compared to pro forma pre-tax net income of $2.5 million for the six months ended June 30, 2014 reflecting lower investment fee revenues.
Investment Research
The following table provides an overview of the results of operations of our Investment Research business:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$1,397	$691	102%	$2,580	$691	273%
Expenses	4,375	3,857	13%	7,522	4,301	75%
Loss	$(2,978)	$(3,166)	6%	$(4,942)	$(3,610)	(37)%
Revenues - Investment Research had revenues of $1.4 million and $2.6 million for the three and six months, respectively, ended June 30, 2015, reflecting fees earned from due diligence performed on non-traded REITs and BDCs. The increases reflect the fact that Investment Research did not begin operations until March 2014.
Expenses - Expenses for the three and six months ended June 30, 2015 were $4.4 million and $7.5 million, respectively, which primarily represented personnel and occupancy costs and amortization of intellectual property. The increase reflects an increase in personnel and occupancy costs and the fact that Investment Research did not begin operations until March 2014.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Corporate and Other
The following table provides an overview of the results of operations of our Corporate and Other segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$33,003	$58,470	(44)%	$56,036	$58,470	(4)%
Expenses	(26,341)	17,507	(250)%	4,761	23,956	(80)%
Income	$59,344	$40,963	45%	$51,275	$34,514	49%
Revenues - Corporate and Other had revenues of $33.0 million and $58.5 million for the three months ended June 30, 2015 and 2014, respectively and $56.0 million and $58.5 million for the six months ended June 30, 2015 and 2014, respectively primarily reflecting changes in the fair value of our derivative contracts which generally have an inverse relationship with the market price of our Class A common stock.
Expenses - Corporate and Other expenses primarily included interest expense on our long-term debt, share-based compensation related to our board of directors and certain employees, expenses related to the OPP during the three and six months ended June 30, 2014, certain acquisition-related expenses, changes in the fair value of our contingent consideration liability and certain public company expenses. Corporate and Other expenses were negative $26.3 million for the three months ended June 30, 2015 and $17.5 million for the three months ended June 30, 2014 and $4.8 million and $24.0 million for the six months ended June 30, 2015 and 2014, respectively. The negative expenses for the three months ended June 30, 2015 were due to a $54.0 million change in the fair value of our contingent consideration liability reflecting a decline in expected future revenues from two of our acquisitions. Excluding the impact of the change in the fair value of our consideration liability, expenses were approximately the same as the three months ended June 30, 2014. Expenses for the six months ended June 30, 2015 included a $50.4 million decrease as a result of the change in the fair value of our contingent consideration liability. Excluding the impact of the change in the fair value of our contingent consideration liability, expenses increased as compared to the three months ended June 30, 2014 due to higher interest expense reflecting our incurrence of long-term debt during April 2014, expenses related to the recent acquisitions and our initiation of share-based compensation during 2014.
Income Taxes
We recorded an income tax benefit of $59.1 million for the six months ended June 30, 2015 and income tax expense of $13.7 million for the six months ended June 30, 2014. The effective tax rates for the six months ended June 30, 2015 and 2014 were 42.03% and 18.48%, respectively. For the six months ended June 30, 2015, state income taxes had a significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate. In addition the difference between our U.S. statutory rate and our effective rate is the result of permanent items such as travel and entertainment and transaction costs as well as discrete items such as changes in the fair value of our contingent consideration and derivative liabilities.
As of June 30, 2015, we had a net deferred tax liability of $220.6 million. This net deferred tax liability will likely reverse in future years as the intangible assets are amortized for book purposes and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
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

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
On November 21, 2014, we completed the acquisition of a 53.525% ownership interest in Docupace. As of June 30, 2015, we own a 52.043% ownership in Docupace. We reflect the portion of Docupace that we do not own as a non-controlling interest.

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
We define EBITDA as earnings before taxes, depreciation and amortization and interest. We define adjusted EBITDA as earnings before taxes, depreciation and amortization, interest, adjusted to exclude equity-based compensation, acquisition and related integration costs (including integration-related employee compensation and related costs), amortization of capitalized advisor costs, change in the fair value of contingent and deferred consideration, impairment charges for goodwill and intangible assets and other items.
We define adjusted net income as net income attributable to the Company (using the effective tax rate) and adjusted to exclude equity-based compensation, acquisition related expenses, amortization of capitalized advisor compensation, change in contingent and deferred consideration, amortization of intangible assets and other items.
We believe similarly titled, but not necessarily similarly comprised, measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA, adjusted EBITDA and adjusted net income and other similar metrics when reporting their financial results. Our presentation of EBITDA, adjusted EBITDA and adjusted net income should not be construed to imply that our future results will be unaffected by unusual or nonrecurring items.

RCS Capital Corporation and Subsidiaries
June 30, 2015

The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Net income (loss) (GAAP)	$(66,149)	$48,472	$(81,530)	$60,621
Add back: Provision (benefit) for (from) income taxes	(52,073)	10,840	(59,112)	13,743
Add back: Depreciation and amortization expense	29,152	15,529	58,502	17,546
Add back: Interest expense	18,603	12,699	37,045	12,930
EBITDA (Non-GAAP)	(70,467)	87,540	(45,095)	104,840
Add back: Non-cash equity compensation(1)	6,748	7,196	11,595	11,222
Add back: Acquisition and related integration costs(2)	9,179	7,826	16,438	14,789
Add back: Amortization of capitalized advisor compensation(3)	3,333	2,895	6,656	3,485
Add back: Change in the fair value of contingent and deferred consideration(4)	(54,023)	156	(50,367)	163
Add back: Change in the fair value of embedded derivative contracts(5)	(32,966)	(58,452)	(56,393)	(58,452)
Add back: Goodwill and intangible assets impairment charge(6)	156,801	—	156,801	—
Add back: Professional Fees(7)	4,918	987	7,102	987
Add back: Other(8)	3,419	4,153	8,573	13,235
Adjusted EBITDA (Non-GAAP)	$26,942	$52,301	$55,310	$90,269
________________
(1) Includes compensation expense related to restricted stock and other equity grants, which are amortized over the vesting period.
(2) Includes accounting, legal, consulting and other professional fees incurred in connection with completed or terminated acquisitions and integration-related expenses, which include allocated compensation and related costs of officers and employees of the Company based on estimated time engaged in integration-related activities. Third party acquisition and integration-related expenses comprise $9.1 million and $14.7 million of the adjustment and allocated employee compensation and related costs comprise $.1 million and $1.7 million of the adjustment in the three and six months ended June 30, 2015, respectively. For the third and fourth quarters of quarters of 2014, third party acquisition and integration-related expenses comprise $3.7 million and $11.4 million of the adjustment and allocated employee compensation and related costs comprise $3.4 million and $1.8 million of the adjustment. Allocated employee compensation and related costs include employees that were employed prior to such acquisitions and we expect will continue their employment following the integration.
These officers and employees may continue in the employ of the Company after completion of the acquisition and integration-related activities, and their compensation and related costs generally were not affected by their acquisition and integration related activities. The Company believes that it was required to incur additional expenses by having third party professionals and service providers perform tasks on behalf of the Company that could not be performed by such officers and employees due to the fact they were actively involved in these acquisition and integration related activities.
(3) Consists of amortization of the principal amount of forgivable promissory notes from financial advisors.
(4) See Note 2 of our consolidated financial statements.
(5) See Note 9 of our consolidated financial statements.
(6) See Note 2 and 7 of our consolidated financial statements.
(7) Consists of fees for professional services that the Company believes are outside the normal course of business and not indicative of the Company’s ongoing operations, including legal costs for certain regulatory or internal examinations and investigations and certain litigations. The professional fees for the six months of June 30, 2015 also include matters relating to the Company’s retail business that arose in connection with activities of prior owners in which the Company no longer engages, which the Company believes are not part of its normal business operations, consisting of (i) $0.3 million for legal fees and losses relating to claims associated with sale by prior owners of interests in certain venture capital funds (an activity in which the Company is no longer engaged) and $1.6 million for losses from impermissible trading activities of one trader. For the third and fourth quarters of quarters of 2014, the Company included $3.0 million and $62.5 million, respectively, of professional fees that it believed were outside the normal course of business as part of Other.

RCS Capital Corporation and Subsidiaries
June 30, 2015

(8) Includes for the three months ended June 30, 2015, $0.4 million of fees payable to our independent auditors relating to the Company’s financial statements for 2014, which exceeded the original estimate. For the six months ended June 30, 2015, Other also includes an additional $2.5 million of professional fees payable to our independent auditors for their year end audit procedures resulting from complex accounting matters at the parent and additional substantive analyses, consultations and procedures at the parent and our broker-dealer subsidiaries related to financial reporting and Sarbanes-Oxley testing.
Also, includes $1.6 million of start-up costs for the three months ended June 30, 2015 and an additional $1.5 million for the six months ended June 30, 2015 relating to the first quarter of 2015 relating to costs related to the development of new businesses ventures. These expenses consist of employee, travel and entertainment costs. For the third and fourth quarters of quarters of 2014, the Company included $2.0 million and $3.9 million, respectively, of start-up costs as part of Other.
Also includes for the six months ended June 30, 2015 $0.1 million of costs incurred during the first quarter of 2015 for Sarbanes Oxley compliance relating to the establishment of systems required to meet certain Sarbanes Oxley requirements due to establishing systems for Sarbanes Oxley compliance with respect to acquired companies. The Company’s external Sarbanes Oxley accountants establish the fee attributable to Sarbanes Oxley compliance allocable to the Company and certain of its subsidiaries and the Company has estimated the percentage of such fees that relates to establishing the systems needed to satisfy Sarbanes Oxley requirements.
Includes for the three and six months ended June 30, 2014, the OPP bonus.
In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or other items discussed herein, some of which may be the same or different from those described above.
The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share (Non-GAAP) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Net income (loss) (GAAP)	$(66,149)	$48,472	$(81,530)	$60,621
Adjusted net income (loss) adjustments:
Add back: Non-cash equity compensation(1)	3,776	5,881	6,722	9,148
Add back: Acquisition and related integration costs(2)	5,136	6,395	9,529	12,056
Add back: Amortization of capitalized advisor compensation(3)	1,865	2,366	3,858	2,841
Add back: Change in the fair value of contingent and deferred consideration(4)	(30,226)	127	(29,198)	133
Add back: Change in the fair value of embedded derivative contracts(5)	(18,444)	(47,767)	(32,691)	(47,650)
Add back: Goodwill and intangible assets impairment charge(6)	87,730	—	90,898	—
Add back: Professional Fees(7)	2,752	807	4,117	805
Add back: Other(8)	1,913	3,394	4,970	10,789
Total adjusted net income (loss) adjustments	54,502	(28,797)	58,205	(11,878)
Amortization of intangible assets(9)	26,905	13,765	54,108	15,532
Adjusted net income (Non-GAAP)	$15,258	$33,440	$30,783	$64,275
Adjusted net income per adjusted share (Non-GAAP)	$0.21	$0.78	$0.42	$1.59
Adjusted share reconciliation:
Weighted-average basic shares (GAAP)	74,006,580	43,030,018	72,576,193	34,975,636
Weighted average of Class B common stock (January 1 to February 10, 2014)	—	—	—	5,436,464
Total adjusted weighted-average shares (GAAP and Non-GAAP, respectively)	74,006,580	43,030,018	72,576,193	40,412,100
Effective tax rate used in the reconciliation of net income to adjusted net income	44.05%	18.28%	42.03%	18.48%
________________
(1-8) Refer to the footnotes under the EBITDA and adjusted EBITDA table.
(9) Amount is not tax effected.

RCS Capital Corporation and Subsidiaries
June 30, 2015

The non-GAAP measures have limitations as analytical tools, and you should not consider any of these measures in isolation or as a substitute for analyses of our income or cash flows as reported under GAAP.
Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	depreciation and amortization and impairment charges are non-cash expense items that are reflected in our statements of cash flows.
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
In addition, LTM Adjusted EBITDA is used as part of the covenants relating to incurrence of debt in the Series B COD and the Series C COD. LTM Adjusted EBITDA is similar to EBITDA, subject to certain differences in the adjustments, including adjustments for employee share-based compensation expense, acquisition and integration related expenses and equity issuance and related offering costs. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive LTM Adjusted EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances.
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

RCS Capital Corporation and Subsidiaries
June 30, 2015

Liquidity and Capital Resources
Currently, our principal use of existing funds, funds from operations and any funds raised in the future is to maintain adequate capital to our lines of businesses, provide payment for the payment of contingent and deferred consideration related to the recent acquisitions and pay operating expenses. In addition, we have agreed to make additional capital contributions to Docupace of up to $28.0 million in cash in 2015 and up to $20.0 million in cash in 2016, although the actual capital contributions may be lower based on Docupace’s operations and may be required to pay contingent and/or deferred consideration based on the acquired companies’ meeting certain performance criteria with regard to certain of our other recent acquisitions. On August 6, 2015 we entered into a series of strategic transactions, and assuming those transactions are consummated, a portion of the proceeds will be used to repay principal on our senior secured indebtedness as required by our senior debt facilities and provide additional liquidity and working capital.  If one or more of those strategic transactions is not consummated, then, without improvement in our cash flow from operations, we may  require additional financing to meet our currently anticipated cash requirements or otherwise may have to reduce budgeted expenses or capital expenditures.
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities, consisting of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (which was not drawn down at closing). The proceeds to us from the Bank Facilities were $685.1 million after original issue discount and following the payment of fees and expenses due at closing. On July 21, 2014, we drew down $1.1 million in the form of a backstop letter of credit and on March 11, 2015, we drew down $23.0 million on the senior secured first lien revolving credit facility. As of June 30, 2015, we have repaid $35.9 million of the senior secured first lien term loan facility as regularly scheduled principal repayments.
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
In addition to the $25.0 million senior secured first lien revolving credit facility described above of which $23.0 million was outstanding as of June 30, 2015, Cetera had a line of credit for $50.0 million related to its clearing business, with no maturity date and as of June 30, 2015 no amount was outstanding, and ICH had a line of credit for $1.0 million, with no maturity date and as of June 30, 2015 no amount was outstanding.
On June 30, 2015, we entered into Amendment No. 1 to the First Lien Credit Agreement and Amendment No. 1 to the Second Lien Credit Agreement (together, the “Amendments”). The Amendments increased the interest rates for the Bank Facilities by 1.00% per annum and decreased the restrictions pertaining to the required Secured Leverage Ratios (Secured Net Debt to Consolidated EBITDA, as defined and more particularly set forth in the Bank Facilities) until December 31, 2016. In connection with the Amendments, we paid $12.3 million of customary consent and arrangement fees to the lenders which are included in deferred financing fees in the consolidated statements of financial condition.
We expect to meet our future short-term operating liquidity requirements through cash on hand and net cash provided by our current operations. We expect that our operating subsidiaries will generate sufficient cash flow to cover operating expenses, the payment of principal and interest on our indebtedness, and the quarterly fee and incentive fee to RCS Capital Management if such fees are earned.
In order to meet our future long-term liquidity requirements or to continue to pursue strategic acquisition or other opportunities, we expect to utilize cash on hand and cash generated from our current operations and we may issue equity securities and debt securities in both public and private offerings in the future. The issuance of these securities will depend on future market conditions, funding needs and other factors, and there can be no assurance that any such issuance will occur or be successful.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Regulated Subsidiaries
Our broker-dealers are each subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of each broker-dealer’s business, or 1/15th of aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of our broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of the broker-dealer’s business, or 2% of aggregate debit items.
As of and during the six months ended June 30, 2015 all of the Company’s subsidiaries were in compliance with their net capital requirements except J.P. Turner & Company LLC and VSR Financial Services, Inc. J.P. Turner & Company LLC received a capital contribution of $4.0 million from the Company on April 17, 2015 to correct a net capital deficiency from March 20, 2015 through April 16, 2015. J.P. Turner & Company LLC was in compliance with minimum net capital requirements as of June 30, 2015. VSR Financial Services, Inc. received a capital contribution of $4.0 million from the Company on May 6, 2015, to correct a net capital deficiency from April 1, 2015 through May 5, 2015. VSR Financial Services, Inc. was in compliance with minimum net capital requirements as of June 30, 2015.
Dividends
At the present time, we do not expect to pay quarterly dividends on our Class A common stock or on our Series B Preferred Stock and Series C Preferred Stock in the near term, as our ability to pay cash dividends is restricted due to negative covenants in the Bank Facilities.
During the six months ended June 30, 2015, we did not declare dividends on our Class A common stock. During the three and six months ended June 30, 2014, we declared $11.3 million and $16.4 million, respectively, in dividends and dividend equivalents on our Class A common stock.
During the three and six months ended June 30, 2014, we also recorded $0.3 million in dividends on the LTIP units. The LTIP units were entitled to a catch-up dividend when the units were determined to have been earned on April 28, 2014.
During the three and six months ended June 30, 2014, we declared $3.3 million in dividends on our Series A Preferred Stock.
During the three and six months ended June 30, 2015, we accrued $4.2 million and $9.1 million in dividends on our Series B Preferred Stock which were not paid in cash. During the three and six months ended June 30, 2015, we accrued $2.0 million and $4.5 million in dividends on our Series C Preferred Stock which were not paid in cash. Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date. Accordingly, on July 13, 2015, April 13, 2015 and January 12, 2015, the liquidation preference of the Series B Preferred Stock increased by $4.7 million, $4.6 million and $2.8 million, respectively, to reflect the accrued and unpaid dividends. On July 13, 2015, April 13, 2015 and January 12, 2015, we increased the liquidation preference of the Series C Preferred Stock by $2.3 million, $2.2 million and $1.9 million, respectively, to reflect the accrued and unpaid dividends. See Note 10 to our consolidated financial statements for more information.
Cash Flows
We had cash balances of $175.7 million, $199.4 million and $443.1 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
Net cash provided by operating activities was $21.9 million for the six months ended June 30, 2015. Net cash used in operating activities was $30.6 million for the six months ended June 30, 2014. The difference between the cash provided by operating activities for the six months ended June 30, 2015, as compared to the cash used in operating activities for the six months ended June 30, 2014 was primarily due to the changes in net income, amortization, goodwill and intangible assets impairment, fair value of contingent and deferred consideration, other liabilities and timing of the payment of payable balances at period-end. Our change in the other liabilities relates to deferred revenue and share-based compensation. The change in deferred revenue was driven by the timing of the Cetera acquisition, which closed on April 29, 2014. Cetera collects quarterly advisory fees in the first month of a quarter and then recognizes that revenue over the course of the quarter. The change in other liabilities related to share-based compensation reflects payments made to certain Cetera employees as a result of the automatic vesting of share-based compensation in connection with the change in control. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Net cash used in investing activities was $26.7 million for the six months ended June 30, 2015. Net cash used in investing activities was $964.6 million for the six months ended June 30, 2014. The net cash used in investing activities for the six months ended June 30, 2015 was primarily a result of payments made for the recent acquisitions and the purchase of property and equipment partially offset by sales of available-for-sale securities. The investing activities for the six months ended June 30, 2014 was primarily a result of the payments made for the recent acquisitions and the purchase of intellectual property, property and equipment partially offset by sales of available-for-sale securities.
Net cash used in financing activities was $19.0 million for the six months ended June 30, 2015. Net cash provided by financing activities was $1.4 billion for the six months ended June 30, 2014. The financing activities for the six months ended June 30, 2015 included a $23.0 million drawdown on the senior secured first lien partially offset by $21.8 million, $7.9 million and $12.3 million in regularly scheduled principal payments for long-term debt, payments for the settlement of contingent and deferred consideration, and payments for deferred financing fees, respectively. The financing activity for the six months ended June 30, 2014 was driven by our follow-on public offering, our concurrent private offering of common stock, the issuance of term loans, our issuances of convertible notes and issuances of convertible preferred stock. Our follow-on public offering of our Class A common stock, which closed on June 10, 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $373.9 million. Our concurrent private offering of our Class A common stock to Luxor, which closed also on June 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. On April 29, 2014, in connection with the closing of the Cetera acquisition, we issued convertible notes and convertible preferred stock to Luxor. Additionally, the Company entered into a senior secured first lien term loan facility and a senior secured second lien term loan facility to finance the Cetera acquisition.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. The determination of where an asset or liability falls within the fair value hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input. The value of our derivative contracts are determined by the use of third-party valuation firm that uses models with various input parameters which is then reviewed by us.
Total Level 3 financial assets were $4.9 million and $0.6 million as of June 30, 2015 and as of December 31, 2014, respectively. Total Level 3 financial assets were not material to our total assets.
Total Level 3 financial liabilities were $107.2 million and $210.2 million as of June 30, 2015 and as of December 31, 2014, respectively. Total Level 3 financial liabilities were 7% and 13% of our total liabilities as of June 30, 2015 and as of December 31, 2014, respectively.
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
June 30, 2015

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
Contractual Obligations
We have certain contractual obligations that require us to make cash payments. As of June 30, 2015, these contractual obligations include deferred and contingent consideration related to recent acquisitions, borrowings in connection with the financing of the recent acquisitions as described below, various operating leases and contracts with third parties to perform back-office processing services.
The following table presents our contractual obligations as of June 30, 2015:

($ in thousands)	< 1 year	1-3 years	4-5 years	> 5 years	Total
Acquisition related	$60,206	$96,579	$—	$—	$156,785
Long-term debt	69,241	186,411	334,060	270,000	859,712
Contractual interest payments	66,155	113,511	65,252	21,269	266,187
Operating leases	11,567	19,761	14,602	21,961	67,891
Other obligations	10,204	15,141	13,134	694	39,173
Total	$217,373	$431,403	$427,048	$313,924	$1,389,748
The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years. During the six months ended June 30, 2015, we repaid $21.6 million of the senior secured first lien term loan facility as a regularly scheduled principal repayment. As of June 30, 2015, approximately $539.1 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and $23.0 million was outstanding under the senior secured first lien revolving credit facility (not including a backstop letter of credit). On July 21, 2014, we utilized $1.1 million from the senior secured first lien revolving credit facility in the form of a backstop letter of credit.
The first lien term facility included an original issue discount of 1.0% for gross proceeds to us upon incurrence of $569.3 million. The second lien term facility included an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million.
On June 30, 2015, we entered into Amendment No. 1 to the First Lien Credit Agreement and Amendment No. 1 to the Second Lien Credit Agreement (together, the “Amendments”). The Amendments increased the interest rates for the Bank Facilities by 1.00% per annum and decreased the restrictions pertaining to the required Secured Leverage Ratios (Secured Net Debt to Consolidated EBITDA, as defined and more particularly set forth in the Bank Facilities) until December 31, 2016. In connection with the Amendments, we paid $12.3 million of customary consent and arrangement fees to the lenders which are included in deferred financing fees in the consolidated statements of financial condition.
The first lien term facility has an interest rate equal to LIBOR plus 6.50% per annum, the senior secured first lien revolving credit facility has an initial interest rate equal to LIBOR plus 6.50% per annum, which may be reduced to 6.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00, and the second lien term facility has an interest rate equal to LIBOR plus 10.50% per annum. In the case of both term facilities and the senior secured first lien revolving credit facility, LIBOR can be no less than 1.00% per annum.

RCS Capital Corporation and Subsidiaries
June 30, 2015

The Bank Facilities are subject to: (i) certain mandatory prepayment requirements, including asset sales, insurance/condemnation proceeds, incurrence of certain indebtedness, excess cash flow (as described in more detail below; (ii) certain agreed prepayment premiums; (iii) customary affirmative covenants; (iv) certain negative covenants, including limitations on incurrence of indebtedness, liens, investments, restricted payments), asset dispositions, acquisitions and transactions with affiliates; and (v) financial covenants of a maximum total leverage ratio, a minimum fixed charge coverage ratio and minimum regulatory net capital. As of June 30, 2015, we were in compliance with these covenants.
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

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
We have $10.8 million of trading securities on our balance sheet in connection with our customer facilitation activities. Included in trading securities are $0.2 million of equity securities and $9.6 million of mutual funds that may expose us to market risk. A 10% decrease in market value would result in losses of $1.0 million on trading securities related to holdings in equity securities and mutual funds.
We have $2.7 million of available-for-sale securities on our balance sheet in connection with investing activities. Our available-for-sale securities consist entirely of mutual funds that may expose us to market risk. A 10% decrease in market value would result in unrealized losses of $0.3 million on available-for-sale securities.
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
The first lien term facility and the senior secured first lien revolving credit facility have interest rates equal to LIBOR plus 6.50% per annum, which may be reduced to 6.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00, and the second lien term facility has an interest rate equal to LIBOR plus 10.5% annum. In the case of both term facilities, LIBOR can be no less than 1% per annum. A rising interest rate could have an adverse impact as our interest rate could increase.

RCS Capital Corporation and Subsidiaries
June 30, 2015

The following table presents the impact of increases to LIBOR:

	Principal Balance	Annual Impact of an Interest Rate Increase of
($ in thousands)	as of June 30, 2015	10 Basis Points(1)	50 Basis Points(1)	100 Basis Points
First lien term facility	$539,063	$—	$—	$1,005
Second lien term facility	150,000	—	—	280
First lien revolving facility	23,000	—	—	43
Total	$712,063	$—	$—	$1,328
_____________________
(1) This increase does not result in LIBOR rising above 1%. The interest rates on the Bank Facilities will not change until LIBOR rises above 1%.
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
Change in Internal Control over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCS Capital Corporation and Subsidiaries
June 30, 2015

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
Regulatory changes that may have an adverse impact on our business include potential new regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). These may include the development of alternative standards of conduct for broker-dealers and investment advisers when providing personalized investment advice about securities to retail investors, including the imposition of a fiduciary standard on broker-dealers. The SEC is also considering the potential harmonization of certain other aspects of the regulation of broker-dealers and investment advisers. Additionally, in April 2015 the Department of Labor (the “DOL”) proposed regulations under the Employee Retirement Income Security Act (“ERISA”) to expand the scope of those who become fiduciaries to capture more of the current services of 401(k) and IRA providers and, among other things, could affect our advisors’ ability to receive certain fees or commissions from investments in such retirement plans, unless an exemption is available. Among other things, the DOL proposed regulations would prohibit certain forms of compensation (such as commissions) to be paid in connection with recommendations as to certain types of investments currently distributed by us to 401(k) and IRA plans, including non-traded REITs and other illiquid investments. The first comment period with respect to the proposed regulations has been completed, public hearings are scheduled to begin on August 10, 2015 and a second comment period is scheduled to close on September 8, 2015. There may be modifications before the final regulations, if any, are adopted. The adoption of any such SEC or DOL regulations could require changes to certain business practices and require us to invest significant management attention and resources to evaluate and make necessary changes, which could impact our business and financial results.
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
Additional goodwill and intangible assets impairments could adversely affect the results of our business.
Goodwill and intangible assets are reviewed annually for impairment as of October 31 or upon certain identifiable triggering events. The value of the goodwill and intangible assets from each acquisition are determined by an independent valuation company and reviewed by the Company using estimates such as future revenues attributable to financial advisors and the financial advisors’ client retention rates which are used to derive economic cash flows that are fair valued at an appropriate rate of return over their respective useful lives. During the second quarter of 2015, we determined that identifiable triggering events had taken place and performed an impairment assessment.  As a result  we incurred significant write-downs of the goodwill and intangible assets related to J.P. Turner and StratCap during the three and six-months ended June 30, 2015

RCS Capital Corporation and Subsidiaries
June 30, 2015

Downward changes in our expectations of future growth and profitability for our reporting units and a further sustained decline in the Company’s market capitalization could lead to additional impairment charges related to goodwill and identifiable assets, which could adversely affect our results of operations in future periods.
There are certain risks in connection with our recent agreements to sell our wholesaling business and obtain new financing.
We have entered into an agreement with Apollo Management Holdings, L.P. (“APH”) for the sale of our wholesale business (the “MIPA”) and investment agreements with APH for the acquisition of Series D-1 Preferred Stock (the “Apollo Investment Agreement”) and with Luxor Capital Partners, LP for the acquisition of Series D-2 Preferred Stock for an aggregate purchase price of $35 million. Completion of these transactions is conditioned on certain closing conditions specific to each transaction, which include, among other things, with respect to the sale of the wholesale business, FINRA approval and consummation of a transaction between an affiliate of APH and AR Capital, LLC (“AR Capital”), pursuant to which an affiliate of APH will own a 60% interest in a new entity which will acquire substantially all of AR Capital’s business. In addition, APH has the right to terminate the MIPA and the Apollo Investment Agreement and Luxor has a right to terminate the Luxor Investment Agreement, in each case under certain circumstances based on the nature of the disclosure, following deliver of a disclosure letter to the applicable agreement. Accordingly, there can be no assurance that these transactions close.
The wholesale business was the Company’s historical business prior to the acquisition of the retail advice business and remains one of its operating businesses. The disposition of the wholesale business will result in the Company being focused on its retail advice business. As part of the disposition of the wholesale business, the Company will also dispose of its transfer agency and certain other transaction management services, which were part of its Investment Banking, Capital Markets and Transaction Management Services business. In addition, the revenues from the Company’s investment banking business primarily have related to services provided to non-traded REITs sponsored by AR Capital LLC. It is uncertain the extent to which this transaction will affect the Company’s retained businesses.
The shares issuable on conversion of the Series D-1 Preferred Stock to be issued APH represent 6.47% of the outstanding Class A Common Stock and the shares issuable on conversion of the Series D-2 Preferred Stock represent 3.23% of the outstanding Class A Common Stock. In addition, Luxor would hold 27.11% of the outstanding Class A Common Stock assuming conversion of the Series D-2 Preferred Stock, Series C convertible preferred stock and convertible notes issued on April 29, 2014 held by it. You may suffer substantial dilution on conversion of these securities by APH or Luxor. The market price of our Class A common stock could be affected as a result of sales of a large number of shares of our Class A common stock or the perception that such sales could occur.
We may require financing, in addition to the proceeds from our pending sale of Series D-1 Preferred Stock and Series D-2 Preferred Stock to meet our cash requirements.
We may require financing, in addition to the proceeds from our pending sale of Series D-1 Preferred Stock and Series D-2 Preferred Stock, if consummated, to meet our anticipated cash requirements to provide adequate capital to our businesses, the payment of contingent and deferred consideration related to the recent acquisitions, the payment of operating expenses and our agreement to make additional capital contributions to Docupace of up to $28.0 million in cash in 2015 and up to $20.0 million in cash in 2016, although the actual capital contributions may be lower based on Docupace’s projected operations. On August 6, 2015 we entered into a series of strategic transactions, and assuming those transactions are consummated, a portion of the proceeds will be used to repay principal on our senior secured indebtedness as required by our senior debt facilities and provide additional liquidity and working capital.  If one or more of those strategic transactions is not consummated, then, without improvement in our cash flow from operations, we may  require additional financing to meet our currently anticipated cash requirements or otherwise may have to reduce budgeted expenses or capital expenditures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
June 30, 2015

Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

RCS Capital Corporation and Subsidiaries
June 30, 2015

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	August 11, 2015	By:	/s/ EDWARD M. WEIL, JR.
Edward M. Weil, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 11, 2015	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
June 30, 2015

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1*	Membership Interest Purchase Agreement, dated as of August 6, 2015, by and among Apollo Management Holdings, L.P., as buyer, and RCS Capital Corporation and RCS Capital Holdings, LLC, as sellers.
10.1*	Third Amendment to the RCS Capital Corporation Equity Plan, as amended June 5, 2013 and December 29, 2014.
10.2*	Investment Agreement, dated August 6, 2015, by and between Apollo Management Holdings, L.P., as investor, and RCS Capital Corporation.
10.3*
Investment Agreement, dated August 6, 2015, by and between Luxor Capital Partners, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Wavefront, LP and Thebes Offshore Master Fund, LP, as investors, and RCS Capital Corporation.

10.4*
Termination Agreement, dated August 6, 2015, by and among RCS Capital Corporation, RCS Capital Holdings, LLC, RCS Capital Management, LLC, Nicholas S. Schorsch, Shelley D. Schorsch, William M. Kahane, Peter M. Budko, Edward M. Weil, Jr., and Brian S. Block and Luxor Capital Partners, LP, Blue Sands LLC, Blue Sands B Inc., Blue Sands C Inc. and Blue Sands D Inc.

10.5(1)
Amendment No. 1, dated as of June 30, 2015, to the First Lien Credit Agreement, dated as of April 29, 2014, among RCS Capital Corporation, as borrower, Barclays Bank PLC, as administrative agent and collateral agent, and the other lender and guarantor parties thereto

10.6(1)
Amendment No. 1, dated as of June 30, 2015, to Second First Lien Credit Agreement, dated as of April 29, 2014, among RCS Capital Corporation, as borrower, Bank of America, N.A., as administrative agent and collateral agent, and the other lender and guarantor parties thereto

31.1*
Certification of the Principal Executive Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer of RCS Capital Corporation pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Written statements of the Principal Executive Officer and Principal Financial Officer of RCS Capital Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-k filed with the SEC on June 30, 2015.