Form 10-Q
period 2015-09-30
RCS Capital Corp
filed 2015-11-16
CIK 1568832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s Class A common stock and Class B common stock on November 13, 2015 was 91,946,902 shares and one share, respectively.

RCS Capital Corporation and Subsidiaries
Index to Consolidated Financial Statements
Form 10-Q
September 30, 2015

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except shares and par value amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$153,426	$167,165
Cash and securities segregated under federal and other regulations	20,094	19,030
Available-for-sale securities (at fair value)	2,676	11,473
Trading securities (at fair value)	3,190	2,765
Accounts receivable:
Due from related parties	9,341	24,857
Due from non-related parties	149,652	140,656
Prepaid expenses and other assets	91,377	85,892
Property and equipment (net of accumulated depreciation of $11,803 and $5,150, respectively)	41,823	24,444
Deferred compensation plan investments	81,682	83,456
Notes receivable (net of allowance of $1,424 and $914, respectively)	77,269	68,989
Deferred financing fees	35,159	27,808
Intangible assets (net of accumulated amortization of $145,042 and $68,106, respectively)	1,059,301	1,243,525
Goodwill	237,054	519,361
Assets of businesses held for sale	13,242	49,161
Total assets	$1,975,286	$2,468,582

Liabilities, Mezzanine Equity and Stockholders’ Equity
Payable to customers	$14,973	$13,832
Commissions payable	106,447	100,996
Accrued expenses and accounts payable:
Due to related parties	3,761	1,423
Due to non-related parties	122,100	83,747
Derivative contracts	781	81,032
Other liabilities	45,680	37,471
Deferred compensation plan accrued liabilities	82,067	84,963
Net deferred tax liability	149,340	266,202
Contingent and deferred consideration	66,714	145,430
Debt	784,696	804,411
Liabilities of businesses held for sale	17,931	13,786
Total liabilities	1,394,490	1,633,293

Commitments and contingencies — See Note 17 for more information.	—	—

Mezzanine Equity
11% Series B Preferred Stock $0.001 par value, 100,000,000 shares authorized, 5,800,000 issued and outstanding as of September 30, 2015, and December 31, 2014	157,204	146,700
7% Series C Convertible Preferred Stock $0.001 par value, 100,000,000 shares authorized, 4,400,000 issued and outstanding as of September 30, 2015, and December 31, 2014	116,422	111,288
11% Series D-1 Preferred Stock $0.001 par value, 100,000,000 shares authorized, 1,000,000 issued and outstanding as of September 30, 2015, and no shares authorized, issued or outstanding as of December 31, 2014	25,000	—
11% Series D-2 Preferred Stock $0.001 par value, 100,000,000 shares authorized, 500,000 issued and outstanding as of September 30, 2015, and no shares authorized, issued or outstanding as of December 31, 2014	12,500	—

Stockholders’ Equity
Class A common stock, $0.001 par value, 300,000,000 shares authorized, 85,473,352 issued and outstanding as of September 30, 2015, and 100,000,000 shares authorized, 70,571,540 issued and outstanding as of December 31, 2014	85	71
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 1 issued and outstanding as of September 30, 2015, and December 31, 2014	—	—
Additional paid-in capital	788,395	723,113
Accumulated other comprehensive income (loss)	41	(120)
Retained deficit	(541,054)	(179,804)
Total stockholders’ equity	247,467	543,260
Non-controlling interests	22,203	34,041
Total liabilities, mezzanine and stockholders’ equity	$1,975,286	$2,468,582
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Retail commissions	$282,016	$292,473	$878,696	$543,458
Selling commission (non-related party products)	12,316	2,138	39,411	2,138
Dealer manager fees (non-related party products)	5,557	1,106	17,743	1,106
Investment banking fees:
Related party products	768	12,911	12,671	62,320
Non-related party products	—	—	—	3,375
Advisory and asset-based fees (non-related party)	178,715	152,839	512,749	283,357
Services revenue:
Related party products	5,627	8,287	18,547	24,680
Non-related party products	3,367	1,857	9,415	2,019
Reimbursable expenses:
Related party products	135	294	659	6,607
Non-related party products	15	75	16	96
Investment fee revenue	9,838	15,577	32,930	15,577
Transaction fees	48,077	50,706	149,149	86,133
Other revenue	43,150	(26,467)	104,010	32,378
Total revenues	589,581	511,796	1,775,996	1,063,244

Expenses:
Retail commissions and advisory	384,316	378,312	1,179,294	699,914
Wholesale commissions (non-related party products)	11,401	2,138	36,880	2,138
Wholesale reallowance (non-related party products)	2,065	343	6,432	343
Investment fee expense	6,753	8,682	24,839	8,682
Internal commissions, payroll and benefits	62,870	57,568	187,665	113,672
Conferences and seminars	2,903	3,671	16,824	9,140
Travel	2,949	2,672	9,356	5,416
Marketing and advertising	1,616	1,517	4,762	2,760
Professional fees	16,419	12,141	41,900	24,428
Data processing	9,730	8,185	25,850	15,368
Quarterly fee (related party)	—	—	—	1,677
Acquisition and related integration costs	4,176	842	11,832	14,105
Interest expense	21,204	17,939	58,249	30,868
Occupancy	7,153	6,108	21,445	13,045
Depreciation and amortization	25,236	25,275	83,634	42,727
Goodwill and intangible assets impairment charge	331,704	—	488,505	—
Clearing and exchange fees	12,102	6,664	33,083	13,771
Outperformance bonus (related party)	—	—	—	9,709
Change in fair value of contingent consideration	(22,990)	3,959	(73,357)	4,109
Other expenses	34,993	14,950	63,444	21,385
Total expenses	914,600	550,966	2,220,637	1,033,257
Income (loss) before taxes from continuing operations	(325,019)	(39,170)	(444,641)	29,987
Provision for (benefit from) income taxes	(58,481)	(6,872)	(104,579)	3,184
Net income (loss) from continuing operations	(266,538)	(32,298)	(340,062)	26,803
Discontinued operations (Note 4)
Income (loss) from operations of discontinued operations	(31,419)	(468)	(52,437)	4,738
Provision for (benefit from) income taxes	(6,863)	(497)	(19,875)	3,189
Net (loss) income on discontinued operations	(24,556)	29	(32,562)	1,549
Net (loss) income	(291,094)	(32,269)	(372,624)	28,352
Less: net income (loss) attributable to non-controlling interests	(9,146)	—	(11,374)	9,120
Less: preferred dividends and deemed dividend	24,820	4,725	38,422	202,802
Net loss attributable to Class A common stockholders	$(306,768)	$(36,994)	$(399,672)	$(183,570)

Per Share Data
Net loss per share attributable to Class A common stockholders (Note 15)
Basic
Net loss from continuing operations	$(3.52)	$(0.59)	$(4.89)	$(4.19)
Net loss	$(3.83)	$(0.59)	$(5.32)	$(4.15)
Diluted
Net loss from continuing operations	$(3.52)	$(0.59)	$(5.10)	$(4.19)
Net loss	$(3.83)	$(0.59)	$(5.49)	$(4.15)

Weighted-average basic shares	80,135,509	62,906,270	75,123,655	44,388,158
Weighted-average diluted shares	80,135,509	62,906,270	84,235,507	44,388,158
Cash dividend declared per common share	$—	$—	$—	$0.36
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income from continuing operations	$(266,538)	$(32,298)	$(340,062)	$26,803
Net (loss) income from discontinued operations	(24,556)	29	(32,562)	1,549
Net (loss) income	(291,094)	(32,269)	(372,624)	28,352
Other comprehensive (loss) income adjustments, net of tax:
Unrealized (loss) gain on available-for-sale securities	(39)	(281)	161	227
Total other comprehensive (loss) income, net of tax	(39)	(281)	161	227
Total comprehensive (loss) income	(291,133)	(32,550)	(372,463)	28,579
Less: net comprehensive (loss) income attributable to non-controlling interests	(9,146)	—	(11,374)	9,575
Less: preferred dividends and deemed dividends	24,820	4,725	38,422	202,802
Net comprehensive loss attributable to RCS Capital Corporation	$(306,807)	$(37,275)	$(399,511)	$(183,798)
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share amounts)

	Class A common stock		Class B common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital		Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Stockholders’ Equity and Non-controlling Interest
Balance, December 31, 2013	13,764,929	$14	24,000,000	$24	$180,528		$1,164	$(46)	$181,684	$34,670	$216,354
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	210	210
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—		—	47	47	455	502
Net income	—	—	—	—	—		917	—	917	8,840	9,757
Balance, February 10, 2014	13,764,929	14	24,000,000	24	180,528		2,081	1	182,648	44,175	226,823

Exchange Transactions	23,999,999	24	(23,999,999)	(24)	44,676	(a)	—	—	44,676	(43,473)	1,203
Equity-based compensation (OPP)	—	—	—	—	—		—	—	—	9,499	9,499
Issuance of restricted stock awards	2,366,703	2	—	—	19,327		(5,243)	—	14,086	—	14,086
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—		—	(275)	(275)	—	(275)
Public offering of common stock, net of offering costs	19,870,248	20	—	—	374,141		—	—	374,161	—	374,161
Private offering of common stock, net of offering costs	2,469,136	2	—	—	47,725		—	—	47,727	—	47,727
Shares issued in connection with the Summit acquisition	498,884	—	—	—	10,431		—	—	10,431	—	10,431
Shares issued in connection with the J.P. Turner acquisition	239,362	—	—	—	4,860		—	—	4,860	—	4,860
Shares issued in connection with the ICH acquisition	2,029,261	2	—	—	44,093		—	—	44,095	—	44,095
Shares issued in connection with the Trupoly acquisition	33,652	—	—	—	725		—	—	725	—	725
Shares issued in connection with the StratCap acquisition	464,317	1	—	—	9,999		—	—	10,000	—	10,000
Shares issued under the Stock Purchase Plan	727,050	1	—	—	16,372		—	—	16,373	—	16,373
Dividends declared on LTIP units	—	—	—	—	—		—	—	—	(280)	(280)
Other distributions	—	—	—	—	(123)		—	—	(123)	—	(123)
Net loss	—	—	—	—	(166,722)		(17,765)	—	(184,487)	280	(184,207)
Dividend equivalents on restricted stock, net of tax	—	—	—	—	(345)		(384)	—	(729)	—	(729)
Dividends declared on Class A common stock	—	—	—	—	(4,770)		(10,958)	—	(15,728)	—	(15,728)
Balance September 30, 2014	66,463,541	$66	1	$—	$580,917		$(32,269)	$(274)	$548,440	$10,201	$558,641

Balance, December 31, 2014	70,571,540	$71	1	$—	$723,113		$(179,804)	$(120)	$543,260	$34,041	$577,301
Retirement of shares	(161)	—	—	—	—		—	—	—	—	—
Preferred stock conversion(b)	2,042,022	2	—	—	(2)		—	—	—	—	—
First Allied restricted stock plan issuance	129,814	—	—	—	1,340		—	—	1,340	—	1,340
Issuance of restricted stock awards and warrants	1,424,324	1	—	—	15,884		—	—	15,885	—	15,885
Shares issued in connection with the settling of contingent consideration due to the JP Turner acquisition	245,813	—	—	—	2,730		—	—	2,730	—	2,730
Shares issued in connection with the VSR acquisition	2,436,429	2	—	—	26,772		—	—	26,774	—	26,774
Shares issued in connection with the Girard acquisition	556,092	1	—	—	6,346		—	—	6,347	—	6,347
Shares issued in connection with the settling of deferred consideration due to the Trupoly acquisition	135,311	—	—	—	725		—	—	725	—	725
Shares issued pursuant to the Termination Agreement	2,470,325	3	—	—	33,649	(c)	—	—	33,652	—	33,652
Shares issued in connection with the settling of deferred consideration due to the Docupace acquisition	5,461,843	5	—	—	16,696		—	—	16,701	—	16,701
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—		—	161	161	—	161
Docupace ownership adjustment	—	—	—	—	—		—	—	—	(464)	(464)
Net loss	—	—	—	—	(38,422)		(361,250)	—	(399,672)	(11,374)	(411,046)
Other	—	—	—	—	(436)		—	—	(436)	—	(436)
Balance, September 30, 2015	85,473,352	$85	1	$—	$788,395		$(541,054)	$41	$247,467	$22,203	$269,670
_____________________
(a) Includes deferred tax impact of $1.2 million due to the exchange of Class B units in the Company’s operating subsidiaries for shares of Class A common stock.
(b) Represents shares of Class A common stock issued on February 23, 2015 on account of shares of Series A preferred stock submitted for conversion on December 12, 2014.
(c) Includes the value of an additional 3,138,372 shares which, under the terms of the Termination Agreement (as described in Note 19), were committed to be issued on August 6, 2015 and which were issued on October 14, 2015.
See Notes to Consolidated Financial Statements.

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income from continuing operations	$(340,062)	$26,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,698	3,084
Amortization	76,936	39,643
Goodwill and intangible assets impairment	488,505	—
Equity-based compensation	15,885	40,168
Deferred income taxes	(133,337)	1,716
Loss/(gain) on the sale of available-for-sale securities	370	(171)
Change in fair value of contingent consideration	(73,357)	4,109
Gain on derivative contracts	(105,056)	(30,589)
Deferred compensation plan investments, net	(1,122)	218
Forgiveness of notes receivable	5,977	5,402
Change in fair value of trading securities	368	(169)
Deferred financing fees amortization	10,085	3,505
Service agreement termination	19,434	—
Other	1,546	520
Increase (decrease) resulting from changes in:
Cash and securities segregated under federal and other regulations	(1,064)	(11,010)
Trading securities	5,508	1,936
Accounts receivable:
Due from related parties	14,596	10,002
Due from non-related parties	(8,499)	(58,547)
Prepaid expenses and other assets	(2,648)	7,763
Notes receivable	(14,715)	(14,511)
Payable to customers	1,141	(12,682)
Commissions payable	5,212	10,768
Accrued expenses and accounts payable:
Due to related parties	2,338	(2,064)
Due to non-related parties	38,301	(21,552)
Other liabilities	(2,173)	(72,890)
Payment of contingent consideration in excess of acquisition date fair value	(2,680)	—
Net cash provided by (used in) operating activities — continuing operations	8,187	(68,548)
Net cash used in operating activities — discontinued operations	(9,746)	(3,699)
Net cash used in operating activities	(1,559)	(72,247)

Cash flows from investing activities:
Change in restricted cash	—	(24,000)
Purchases of available-for-sale securities	(49)	(11,225)
Proceeds from the sale of available-for-sale securities	8,786	9,013
Purchase of property and equipment	(12,388)	(3,833)
Proceeds from the written put option	—	21,216
Payment for Cetera acquisition, net of cash acquired	—	(891,101)
Payment for Summit acquisition, net of cash acquired	—	(33,374)
Payment for Hatteras acquisition, net of cash acquired	—	(29,195)
Payment for J.P. Turner acquisition, net of cash acquired	—	(2,615)
Payment for SK Research — intangible assets and property and equipment	—	(10,092)
Payment for ICH acquisition, net of cash acquired	—	(1,531)
Payment for StratCap acquisition, net of cash acquired	—	(61,878)
Payment for Trupoly acquisition, net of cash acquired	—	(710)
Payment for VSR acquisition, net of cash acquired	(19,104)	—
Payment for Girard acquisition, net of cash acquired	(9,303)	—
Net cash used in investing activities — continuing operations	(32,058)	(1,039,325)
Net cash used in investing activities — discontinued operations	(359)	(187)
Net cash used in investing activities	(32,417)	(1,039,512)

RCS CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

Cash flows from financing activities:
Proceeds from the issuance of first lien revolving facility and term loans, respectively	23,000	685,633
Payments on debt	(36,533)	(40,738)
Payment of contingent and deferred consideration	(8,623)	(13,216)
Net proceeds from the issuance of convertible notes (including embedded derivative)	—	83,551
Net proceeds from issuance of Series A convertible preferred stock (including embedded derivative)	—	197,504
Net proceeds from issuance of Series D convertible preferred stock (including embedded derivative)	37,500	—
Net proceeds from issuance of common stock	—	421,891
Dividends paid	—	(20,565)
Payment of consent and arrangement fees	(12,714)	—
Net cash provided by financing activities	2,630	1,314,060

Net (decrease) increase in cash	(31,346)	202,301
Cash and cash equivalents, beginning of period(1)	199,435	70,059
Cash and cash equivalents, end of period(2)	$168,089	$272,360

Supplemental disclosures for discontinued operations:
Depreciation	124	146
Impairment reserve	17,978	—
(1) As of January 1, 2015 and 2014, the assets of businesses held for sale included cash and cash equivalents of $32,270 thousand and $40,628 thousand, respectively.
(2) As of September 30, 2015 and 2014, the assets of businesses held for sale included cash and cash equivalents of $14,663 thousand and $37,412 thousand, respectively. See Note 4 for more information.
See Notes to Consolidated Financial Statements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

1. Organization, Description of the Company and Risks and Uncertainties
Formation. RCS Capital Corporation (“we”, “us”, “our company” or the “Company”) is a holding company incorporated under the laws of the State of Delaware on December 27, 2012, originally named 405 Holding Corporation. On February 19, 2013, 405 Holding Corporation changed its name to RCS Capital Corporation. The Company was initially formed to hold Realty Capital Securities, LLC (“Realty Capital Securities”), RCS Advisory Services, LLC (“RCS Advisory”) and American National Stock Transfer, LLC (“ANST” and together with Realty Capital Securities and RCS Advisory, the “Original Operating Subsidiaries”) and to grow business lines under the Original Operating Subsidiaries.
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
During the year ended December 31, 2014, the Company also completed a public offering and a concurrent private offering of Class A common stock and issued debt and preferred stock. This allowed the Company to undertake a series of acquisitions, which are described in Note 3, aimed at diversifying the Company’s revenue stream.
Basis of Presentation
The Company operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other. The 2014 financial information has been recast so that the basis of presentation is consistent with that of the 2015 financial information to reflect the discontinued operations and the assets and liabilities of businesses held for sale of the Company for all periods presented. See Note 4 for more information.  The Company’s segment information does not include the assets of businesses classified as held for sale or the operations classified as discontinued. See Note 21 for more information. In the preparation of these consolidated financial statements, the Company has evaluated subsequent events through the date of issuance.
The consolidated financial statements include the accounts of the Company, Realty Capital Securities, RCS Advisory, ANST, SK Research, LLC (“SK Research”), Cetera Financial Holdings, Inc. (“Cetera”), Summit Financial Services Group, Inc. (“Summit”), J.P. Turner & Company, LLC and J.P. Turner & Company Capital Management, LLC (together, “J.P. Turner”), Hatteras Funds Group (“Hatteras”), First Allied Holdings Inc. (“First Allied”), Investors Capital Holdings, Ltd. (“ICH”), Validus/Strategic Capital Partners, LLC (“StratCap”), Trupoly, LLC (“Trupoly”) and a controlling interest in Docupace Technologies, LLC (“Docupace”), VSR Group, Inc. (“VSR”) and Girard Securities, Inc. (“Girard”) for the periods since acquisition and of First Allied for the periods since it was under the control of RCAP Holdings. All significant intercompany balances and transactions have been eliminated in consolidation except for those intercompany transactions between continuing operations and discontinued operations. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Regulation S-X. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results.
The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 (“2014 10-K/A”). The statement of financial condition as of December 31, 2014 was derived from audited financial statements and was recast for held for sale assets and liabilities as described below and it does not include all disclosures required by U.S. GAAP.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. The Company’s financial statements have been prepared to reflect the results of operations and financial position of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings. The acquisition of First Allied by RCAP Holdings was accounted for by RCAP Holdings using the purchase method of accounting; therefore, the purchase price was allocated to First Allied’s assets and liabilities at fair value and any excess purchase price was then attributed to intangible assets and goodwill. When the Company acquired First Allied from RCAP Holdings, no additional intangible assets or goodwill was recorded.
On August 6, 2015, the Company entered into an agreement with Apollo Management Holdings, L.P. (“APH”) pursuant to which the Company agreed to sell its wholesale distribution business, consisting of Realty Capital Securities and StratCap and certain other assets, including the Company’s transfer agent, ANST, to APH or an affiliate of APH, for an aggregate purchase price of $25.0 million, and subject to certain purchase price adjustments. On November 8, 2015, this agreement was amended to, among other things, exclude ANST from the transaction, by the parties as described in greater detail in Note 22.
The sale of StratCap for $5.0 million was not expected to close until the earn-out liability associated with the acquisition of StratCap (the “StratCap earn-out”) is satisfied on December 31, 2017 or when the StratCap waiver will be obtained as described in Note 4, which is not considered to be probable of occurring before September 30, 2016 therefore the assets and liabilities of StratCap do not meet the criteria to be classified as held for sale as of September 30, 2015 nor do the operations of StratCap meet the criteria to be classified as discontinued operations for the three and nine months ended September 30, 2015 and 2014.
As a result of the agreement, the assets of Realty Capital Securities and ANST were assessed as of September 30, 2015 to determine if they met the held for sale criteria. The Company concluded that the assets and liabilities of Realty Capital Securities and ANST met the criteria to be classified as assets of businesses held for sale as of September 30, 2015 and are presented as such in the consolidated statements of financial condition. Additionally, the Company concluded that the operations of Realty Capital Securities and ANST met the criteria to be classified as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2015 because the disposal of these components represents a strategic shift in the operations of the Company which will have a major effect on the Company’s operations and financial results.
The cash flows of Realty Capital Securities and ANST will be eliminated from the ongoing operations of the Company upon disposal and the Company will not have any significant involvement in the operations of Realty Capital Securities and ANST upon disposal. The consolidated statements of operations have been recast for the three and nine months ended September 30, 2014 to reflect the classification of Realty Capital Securities and ANST as discontinued operations.
Subsequent to the disposal of Realty Capital Securities, the Company will continue to conduct business with Realty Capital Securities through its Independent Retail Advice and Wholesale Distribution segments. As such, the activity between Realty Capital Securities and the Independent Retail Advice and Wholesale Distribution segments operations for the three and nine months ended September 30, 2015 and 2014 is shown gross in the consolidated statements of operations between continuing and discontinued operations.
Risk & Uncertainties
As discussed more fully in Note 8, and as a result of a decline in the Company’s market capitalization and operating results, the Company evaluated the carrying values of intangibles and goodwill and has recorded significant impairment charges during the nine months ended September 30, 2015.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Because of this decline in operating results and the reduction in asset values, the Company’s leverage has increased and the Company’s debt coverage has declined. As a result, the Company was not in compliance with the fixed charge coverage ratio and the secured leverage ratio covenants in the Company’s first and second lien credit agreements (credit agreements are described in Note 9) as of September 30, 2015. The Company sought and obtained relief from these covenants for the period ended September 30, 2015 and also obtained certain other amendments to those credit agreements. See Note 22 for more information. If the Company is unable to raise additional capital and/or obtain further accommodations from the lenders, the Company will fall out of compliance with those financial covenants at the next measurement date, December 31, 2015. Absent further relief from the lenders, the failure to be in compliance with financial covenants by the applicable cure date in March 2016 would enable the lenders to accelerate the maturity of the Company’s indebtedness under the credit agreements and potentially trigger cross defaults or acceleration of other obligations. While there may be opportunities to take corrective action after December 31, 2015, other constraints, such as the limitation on the Company’s ability to control the vote of the single outstanding share of Class B common stock (which is the controlling share on votes of the Company’s common stock as described in Note 12), may reduce the Company’s ability to effect remedial action after January 31, 2016. Until January 31, 2016, an independent committee of the Company’s board of directors holds a proxy to vote the Class B common stock on specified matters, which will expire on such date unless the Company enters into a definitive agreement with respect to new capital or another strategic transaction meeting specified requirements by such date. See Note 22 for more information.
On November 10, 2015, the Company received notification from the New York Stock Exchange (the “NYSE”) that the Company was no longer in compliance with the NYSE’s continued listing standards for the Class A common stock because the average closing price of Class A common stock had fallen below the NYSE’s per share price requirements. The Company can regain compliance if the Class A common stock has a closing price and a 30 trading-day average closing price of at least $1.00 per share on the last trading day of the six-month period following receipt of the NYSE notice or the last trading day of any calendar month during the six-month period, subject to compliance with other continued listing requirements. However, if the Class A common stock ultimately were to be delisted for any reason, unless waived, holders of the convertible notes (as defined in Note 22) would have a right to repurchase the $120.0 million principal amount outstanding under the convertible notes and result in certain corresponding events of default under other material debt and other agreements. See Note 22 for more information.
In addition to the above, shortfalls in the Company’s ability to generate cash from operations and costs that may be associated with paring down operations and legal and other professional expenses in connection with restructuring activities and pending legal proceedings increase cash needs and therefore the necessity to raise additional capital for operating purposes as well as to make payments on the credit agreements in accordance with contractual terms and achieve compliance with the requirements of the credit agreements.
The Company is currently engaged in a process to raise capital and reduce contractual exposures through the issuance of additional securities and/or asset divestitures. The Company has taken certain actions to provide temporary liquidity and to afford time to raise additional capital and/or make asset divestitures as described in Note 22. The Company has also received various proposals from multiple parties for additional capital (including via the exercise of existing conversion options) and/or for the purchase of certain assets, that are subject to the completion of due diligence now in progress, documentation and other conditions. The Company considers that there are multiple viable proposals, however the Company is not yet party to any binding agreements to effect these proposals. Accordingly, at this point in time there can be no assurance that these efforts will be successful and therefore there is substantial doubt about the Company’s ability to continue as a going concern.
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
2. Summary of Significant Accounting Policies
The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2014 10-K/A and for a detailed discussion of the Company’s significant accounting policies, see Note 2 of the 2014 10-K/A. The statement of financial condition as of December 31, 2014 was derived from audited financial statements and was recast for held for sale assets and liabilities and it does not include all disclosures required by U.S. GAAP.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Reclassifications
Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation primarily to align the financial statements of the Company with those of the entities acquired during 2014 and 2015 as well as to reflect the operations of Realty Capital Securities and ANST as discontinued operations and their assets and liabilities as assets of businesses held for sale.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The ASU amended the criteria for reporting discontinued operations to include only disposals representing a strategic shift in operations. The ASU also requires expanded disclosures regarding the assets, liabilities, income, and expenses of discontinued operations. The Company adopted (ASU 2014-08) for disposals that met the held for sale criteria in 2015.
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) to clarify the principles for recognizing revenue and to develop common revenue accounting guidance for U.S. GAAP and International Financial Reporting Standards. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is still evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is still evaluating the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new guidance applies to entities in all industries and amends the current consolidation guidance. The amendments are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal periods beginning after December 15, 2017. Early adoption is permitted. The Company is still evaluating the impact of ASU 2015-02 but does not expect the adoption to have a material impact to its financial condition or results of operations.
In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The key provisions of ASU 2015-03 are a) that debt issuance costs be reported on the statement of financial condition as a reduction in the liability for debt rather than as an asset and b) that the amortization of debt issuance costs be reported as interest expense. For public companies, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity will apply ASU 2015-03 retrospectively to all prior periods. The Company intends to adopt ASU 2015-03 beginning with the financial statements as of and for the year ended December 31, 2015. The adoption of ASU 2015-03 is expected to have an impact on the Company’s statement of financial condition as the deferred financing fees will be reported net against the debt.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
In September 2015, the FASB issued Accounting Standards Update 2015-16, “Simplifying the Accounting for Measurement- Period Adjustments” (“ASU 2015-16”). The key provisions of ASU 2015-16 are that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.
3. Recent Acquisitions
During the year ended December 31, 2014, the Company completed the acquisitions of Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and a controlling interest in Docupace and during the first quarter of 2015, the Company completed the acquisitions of VSR and Girard (collectively, the “recent acquisitions”). The recent acquisitions were made in order for the Company to diversify its revenue stream. The resulting goodwill associated with the recent acquisitions consists of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors. All of the recent acquisitions have been accounted for using the purchase method of accounting except for the First Allied acquisition.
The First Allied acquisition, which closed on June 30, 2014, was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings at the time of the acquisition of First Allied by RCAP Holdings. The Company’s financial statements as of and for the three and nine months ended September 30, 2014 have been prepared to reflect the financial position and results of operations of First Allied as if the Company had acquired it on September 25, 2013, the date that First Allied was acquired by RCAP Holdings.
The Company’s results of operations only include the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Trupoly, Docupace, VSR and Girard beginning on the date of each respective acquisition.
As a result of a sustained decline in the Company’s market capitalization and reductions in the expectations of future growth and profitability of its reporting units, the Company determined that it was appropriate to test its goodwill and intangible assets for impairment as of June 30, 2015, which resulted in impairment charges for StratCap and J.P. Turner’s goodwill and intangible assets. Again during the third quarter of 2015, the Company sustained an additional significant decline in the Company’s market capitalization and additional reductions in the expectations of future growth and profitability for certain reporting units. The Company determined that it would be appropriate to test its goodwill and intangible assets for impairment as of September 30, 2015 for each of its reporting units. Based on the testing performed, the Company incurred additional impairment charges for each of its reporting units. See Note 8 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
As of September 30, 2015, approximately $7.7 million of the goodwill from Cetera’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Cetera consideration consisted of the following:

($ in thousands)
Contractual purchase price	$1,150,000
Purchase price adjustments	17,258
Total consideration	$1,132,742
The Company’s supplemental pro forma results of operations for Cetera for the nine months ended September 30, 2014 are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$919.3
Loss before taxes	(30.5)

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The supplemental pro forma results of operations for the nine months ended September 30, 2014 include adjustments which reflect a full nine months of amortization of intangible assets in connection with the closing of the acquisition on April 29, 2014. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $24.1 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
As of September 30, 2015, approximately $0.1 million of the goodwill from Summit’s historic pre-acquisition goodwill is deductible for income tax purposes.
The total Summit consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$46,727
Stock issued by the Company	10,431
Total consideration	$57,158

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The Company’s supplemental pro forma results of operations for Summit for the nine months ended September 30, 2014 are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$74.5
Loss before taxes	(4.2)
The supplemental pro forma results of operations for the nine months ended September 30, 2014 include adjustments which reflect a full nine months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.8 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
J.P. Turner & Company. On June 12, 2014, the Company completed the acquisition of J.P. Turner for cash in the aggregate amount of $12.8 million, subject to post-closing adjustments, plus 239,362 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). J.P. Turner is a retail broker-dealer and investment adviser which also offered a variety of other services, including investment banking.
Pursuant to the original purchase agreement, which was amended on March 4, 2015, the Company agreed to an additional aggregate cash payment, payable on one-year anniversary of the closing date, of $7.6 million to the sellers and issue to the sellers an aggregate number of shares of Class A common stock equal to (i) $3.2 million divided by (ii) the average of the per share closing price of Class A common stock for the five trading days ending on the trading day immediately prior to June 12, 2015. However, the Company amended its agreement with the sellers of J.P. Turner prior to this date. Prior to the amendment, the Company also agreed to make earn-out payments to the sellers with respect to each of the fiscal years ending December 31, 2014, December 31, 2015 and December 31, 2016, based on the achievement of certain agreed-upon revenue or earnings before interest, taxes and depreciation and amortization (“EBITDA”) performance targets in those years (subject to an annual combined minimum performance hurdle of 8.0% and an annual dollar cap of $2.5 million). Each earn-out payment, if any, was to be made by the Company 50% in cash and 50% in the form of Class A common stock (unless the sellers elect to receive a greater amount of Class A common stock). On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $4.5 million and $10.6 million, respectively.
On March 4, 2015, the Company amended its agreement with the sellers of J.P. Turner to settle the remaining consideration. As part of the amendment, the Company paid aggregate consideration of $9.1 million, which consisted of $6.4 million in cash and 245,813 shares of Class A common stock, or an aggregate value of $2.7 million based on $11.106 per share, the average of the per share closing price of Class A common stock for the five trading days prior to March 4, 2015. In addition, the Company recorded new deferred consideration of $4.8 million which was payable six months from the settlement date which will be paid 50% in cash and 50% in shares of Class A common stock. As of November 13, 2015, the Company has not paid this deferred consideration payable. The Company also settled its receivable in respect of an indemnification claim of $1.8 million as part of the amendment which resulted in a gain of $1.2 million for the nine months ended September 30, 2015 which was reflected as a reduction in other expenses in the statement of operations.
During the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated as a separate broker-dealer subsidiary and that it would no longer use the J.P. Turner brand. The Company has invited certain J.P. Turner financial advisors to join Summit. The change took place at the end of October 2015 at which time any advisors who were not invited to join Summit had their advisory contracts terminated.
.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The assignment of the total consideration for the J.P. Turner acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$10,171
Receivables	712
Property and equipment	232
Prepaid expenses	892
Notes receivable	1,660
Other assets	2,171
Accounts payable	(1,710)
Accrued expenses	(8,543)
Other liabilities	(656)
Total fair value excluding goodwill and intangible assets	4,929
Goodwill	13,579
Intangible assets	14,200
Total consideration	$32,708
As of September 30, 2015, approximately $8.7 million of the goodwill from the J.P. Turner acquisition is deductible for income tax purposes.
The total J.P. Turner consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$12,786
Stock issued by the Company	4,860
Contingent consideration	4,500
Deferred consideration	10,562
Total consideration	$32,708
The Company’s supplemental pro forma results of operations with J.P. Turner for the nine months ended September 30, 2014 are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$45.5
Income before taxes	2.8
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Pursuant to the purchase agreement, the aggregate initial purchase price was $40.0 million (subject to certain adjustments for net working capital, net assets under management and consolidated pre-tax net income) payable as follows: (A) 75.0% was paid on the closing date of the Hatteras acquisition; (B) 7.5% was payable on June 30, 2015, the first anniversary of the closing date of the Hatteras acquisition. The payment due on June 30, 2015 has not been made and is accruing interest in accordance with the purchase agreement. (C) 7.5% will be payable on June 30, 2016, the second anniversary of the closing date of the Hatteras acquisition; and (D) 10.0% will be payable on June 30, 2017, the third anniversary of the closing date of the Hatteras acquisition. Additionally, pursuant to the purchase agreement, the Company will pay additional consideration calculated and payable based on the consolidated pre-tax net operating income generated by the businesses of Hatteras in the fiscal years ending December 31, 2016 and December 31, 2018. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $24.9 million and $9.4 million, respectively. As of September 30, 2015, the fair value of the contingent consideration was $11.3 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statement of operations. The fair value was determined by a third-party valuation firm using projected pre-tax net operating income and discounted cash flow analysis which was reviewed by the Company.
On November 6, 2015, the Company entered into a non-binding letter of intent to sell Hatteras to the Hatteras Funds management group. See Note 22 for more information.
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
As of September 30, 2015, the goodwill from the Hatteras acquisition is not deductible for income tax purposes.
The total Hatteras consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$30,000
Contingent consideration	24,880
Deferred consideration	9,430
Total consideration	$64,310
The contingent and deferred consideration in the table above represents the fair value at the date of acquisition which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of September 30, 2015 was as follows:

($ in thousands)	Low Case	High Case
Estimated contingent consideration amount	$4,810	$44,120
The Company’s supplemental pro forma results of operations for Hatteras for the nine months ended September 30, 2014 are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$47.5
Income before taxes	5.3

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The supplemental pro forma results of operations for the nine months ended September 30, 2014 include adjustments which reflect a full nine months of amortization of intangible assets. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.6 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
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
The Company’s acquisition of First Allied was accounted for at historical cost in a manner similar to a pooling-of-interest accounting because First Allied and the Company were under the common control of RCAP Holdings immediately following the acquisition of First Allied by RCAP Holdings on September 25, 2013. See Note 2 for additional detail.
As of September 30, 2015, approximately $6.8 million of the goodwill from First Allied’s historic pre-acquisition goodwill was deductible for income tax purposes.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The assignment of the total consideration for the ICH acquisition as of the date of the acquisition was as follows:

($ in thousands)
Cash and cash equivalents	$6,881
Short term investments and securities owned	499
Receivables	7,500
Property and equipment	275
Notes receivable	1,875
Deferred compensation	2,250
Deferred tax asset	2,613
Other assets	1,055
Accounts payable and accrued expenses	(1,945)
Other liabilities	(7,593)
Notes payable and long-term debt	(2,918)
Non-qualified deferred compensation	(2,611)
Total fair value excluding goodwill, intangible assets, and deferred tax liability	7,881
Goodwill	26,680
Intangible assets	30,100
Deferred tax liability	(12,152)
Total consideration	$52,509
As of September 30, 2015, the goodwill from the ICH acquisition is not deductible for income tax purposes.
The total ICH consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$8,412
Stock issued by the Company	44,097
Total consideration	$52,509
The Company’s supplemental pro forma results of operations for ICH for the nine months ended September 30, 2014 are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$71.0
Loss before taxes	(3.3)
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The aggregate consideration paid on the date of the acquisition was $77.5 million. The Company issued 464,317 shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and $67.5 million paid in cash. Additionally, the Company paid $10.0 million in cash on December 1, 2014 and will pay earn-out payments in 2016 and 2017 based on the achievement of certain agreed-upon EBITDA performance targets, which pursuant to the purchase agreement, excludes StratCap’s securities business. On the date of the acquisition, the Company recorded liabilities for contingent consideration and deferred payments, at fair value, of $75.0 million and $10.0 million, respectively. The contingent consideration is payable 50% in cash and 50% in shares of Class A common stock. As of September 30, 2015, the fair value of the contingent consideration was $20.6 million. The change in the fair value of the contingent consideration was recorded in other expenses on the consolidated statements of operations. The fair value was determined by a third-party valuation firm using projected pre-tax net operating income and discounted cash flow analysis which was reviewed by the Company.
During the second quarter of 2015, the Company became aware that previous calculations of the contingent consideration were incorrectly calculated.  This miscalculation had an impact on the Goodwill and the Contingent consideration recorded in the Statement of Financial Condition and presented in the tables below as of the acquisition date. Consistent with the disclosures in the Company’s quarterly report on Form 10-Q for the second quarter of 2015, the tables have been updated to reflect an increase in goodwill of $7.7 million with a corresponding increase in the contingent consideration. As a result of this error, the results of operations as of and for the three and nine months ended September 31, 2014, as of and for the year ended December 31, 2014 and as of and for the three months ended March 31, 2015 were misstated by an immaterial amount. The consolidated statement of operations for the nine months ended September 30, 2015 includes an out of period adjustment of $3.0 million as an increase to Other expenses.  The Company has evaluated this error and determined that it was not material to the previously issued audited and unaudited financial statements as well as the current unaudited financial statements.
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
As of September 30, 2015, the goodwill from the StratCap acquisition is not deductible for income tax purposes.
The total StratCap consideration consisted of the following:

($ in thousands)
Cash paid by the Company	$67,510
Stock issued by the Company	10,000
Contingent consideration	75,000
Deferred consideration	9,970
Total consideration	$162,480
The contingent and deferred consideration in the table above represents the fair value at the acquisition date which includes discounting for the time value of money. The estimated range of undiscounted outcomes of the contingent consideration as of September 30, 2015 was as follows:

($ in thousands)	Low Case	High Case
Estimated contingent consideration amount	$25,210	$26,580

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The Company’s supplemental pro forma results of operations for StratCap for the nine months ended September 30, 2014 are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$128.2
Loss before taxes	(0.7)
The supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $0.2 million based on the assumption that this acquisition was completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
Trupoly. On July 21, 2014, the Company announced that it was establishing a crowdfunding investment platform which it since rebranded under the name, “DirectVest.” In connection with this initiative, the Company acquired substantially all the assets of New York based Trupoly, a white-label investor relationship management portal, which was to be integrated into the Company’s crowdfunding investment platform. The assets of Trupoly primarily consist of intangible assets related to existing technology and a non-compete agreement.
On the closing date of the Trupoly acquisition, the Company issued shares of Class A common stock in a private placement offering exempt from registration under the Securities Act and paid the remaining consideration in cash. The Company paid 50% of the deferred consideration in shares of Class A common stock and 50% in cash on July 17, 2015.
On November 10, 2015, the Company entered into an agreement to sell Trupoly for an immaterial amount. See Note 22 for more information.
As of September 30, 2015, approximately $0.7 million of the goodwill from the Trupoly acquisition is deductible for income tax purposes.
Docupace. On November 21, 2014, the Company completed the acquisition of a controlling financial interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms.
The aggregate consideration on the date of the acquisition was $35.1 million, excluding $0.3 million of accrued interest on the deferred payment. On the closing date, the Company paid cash consideration of $18.8 million to the seller of Docupace and acquired a 51% ownership interest.
In addition, the Company made a $4.0 million capital contribution on the date of the acquisition, which increased its total ownership interest to 53.525%. Subject to certain covenants in the operating agreement, and if needed to achieve the strategic goals of Docupace’s business as determined by the board of managers, the Company may be required to make total additional capital contributions of $28.0 million and $20.0 million in cash during the years ended December 31, 2015 and 2016, respectively.
The post-closing consideration under the agreement between the Company and Docupace was adjusted in accordance with Docupace’s 2014 revenues. The Company determined that the appropriate clawback amount was $2.4 million.
On August 20, 2015, the Company settled the net post-closing consideration including accrued interest by issuing 5,461,843 shares of Class A common stock in a private placement to the previous owners of Docupace with an aggregate value of $16.7 million, based on $3.0578 per share, the VWAP of Class A common stock for the ten trading days ending August 19, 2015.
The total fair value of Docupace on the date of the acquisition prior to the capital contribution was $68.8 million. The fair value of the non-controlling interest as of the date of the acquisition prior to the capital contribution was $33.7 million. The fair value of the non-controlling interest was determined based on the fair value of the controlling interest held by the Company grossed-up to 100% value in order to derive a per-share price to be applied to the non-controlling shares. This method assumes that the non-controlling shareholder will participate equally with the controlling shareholder in the economic benefits of the post combination entity.
During the three and nine months ended September 30, 2015, the Company made capital contributions of $3.5 million to Docupace which increased its total ownership interest to 55.809%.
Based on the purchase price allocations, approximately $24.1 million of the goodwill from the Docupace acquisition is deductible for income tax purposes as of September 30, 2015.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

VSR. On March 11, 2015, the Company completed the acquisition of VSR.
The aggregate consideration was $66.7 million (subject to certain adjustments detailed below). At the closing, the Company issued 2,436,429 shares of Class A common stock in a private placement with an aggregate value of $26.8 million, based on $10.989 per share, the VWAP of Class A common stock for the ten trading days ending March 9, 2015, and paid aggregate consideration in cash of $26.8 million. In addition, the Company agreed to pay deferred consideration of $8.0 million (payable 50% in cash and 50% in shares of Class A common stock) based on the amount of total revenue, adjusted EBITDA, group capital, net capital, indebtedness and certain transaction expenses, each as measured at the closing date against their respective target amounts. Also, the Company will pay deferred consideration, at fair value, of $5.1 million (payable 50% in cash and 50% in shares of Class A common stock) no later than 20 days after the second anniversary of the closing date, subject to reduction for amounts paid by the Company in connection with certain claims for which the sellers have agreed to indemnify the Company pursuant to the purchase agreement. Additionally, pursuant to the purchase agreement, the Company has established a preliminary indemnification asset since legal expenses incurred by the Company for matters indemnified under the purchase agreement are required to be reimbursed by the sellers. As of September 30, 2015, the indemnification asset related to the VSR purchase was $5.8 million, which is included in other assets on the Company’s statement of financial condition.
On October 1, 2015, the Company issued 3,365,112 shares of Class A common stock in a private placement with an aggregate value of $4.0 million based on $1.1861 per share, the VWAP of Class A common stock for the ten trading days ending September 30, 2015 to settle the stock portion of the deferred consideration.
As of September 30, 2015 VSR’s purchase price allocation is preliminary and may be modified as more information is obtained for a period of up to one year from acquisition date. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value, and any excess purchase price is then attributed to identifiable intangible assets and goodwill. However, as a result of a significant and sustained decline in the Company’s market capitalization and the Company’s additional reductions in the expectations of future growth and profitability of VSR, the Company determined that it would be appropriate to test VSR’s preliminary intangible assets and goodwill for impairment as of September 30, 2015. Based on the results of the impairment testing, the Company incurred an impairment charge related to VSR’s goodwill during the third quarter of 2015. See Note 8 for more information.
As of September 30, 2015, the goodwill from the VSR acquisition is not deductible for income tax purposes.
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
As of September 30, 2015 Girard’s purchase price allocation is preliminary and may be modified as more information is obtained for a period of up to one year from acquisition date. Under the purchase method of accounting the purchase price is preliminarily allocated to the acquiree’s assets and liabilities at fair value, and any excess purchase price is then attributed to identifiable intangible assets and goodwill. However, as a result of a significant and sustained decline in the Company’s market capitalization and the Company’s additional reductions in the expectations of future growth and profitability of Girard, the Company determined that it would be appropriate to test Girard’s preliminary intangible assets and goodwill for impairment as of September 30, 2015. Based on the results of the impairment testing, the Company incurred an impairment charge related to Girard’s goodwill during the third quarter of 2015. See Note 8 for more information.
As of September 30, 2015, the goodwill from the Girard acquisition is not deductible for income tax purposes.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Consolidated pro forma results. The Company’s supplemental pro forma results of operations, which include the Original Operating Subsidiaries, Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap for the nine months ended September 30, 2014, are as follows:

Nine Months Ended September 30,
($ in millions)	2014
Total revenues	$2,282.1
Income before taxes	(3.6)
Provision for income taxes(1)	(1.4)
Net income	(2.2)
Less: income attributable to non-controlling interest	8.8
Less: preferred dividends and deemed dividend(2)	209.0
Net loss attributable to Class A common stockholders	$(220.0)
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
The consolidated supplemental pro forma results of operations do not include pro forma results for Trupoly, Docupace, VSR and Girard as they would have had an immaterial impact. The consolidated supplemental pro forma results of operations include adjustments which reflect a full nine months of amortization of intangible assets and interest expense. In addition, the Company recorded pro forma adjustments to eliminate intercompany revenues and expenses. For the nine months ended September 30, 2014, the Company adjusted the pro forma results to exclude acquisition-related expenses of $37.7 million based on the assumption that these transactions were completed on January 1, 2013. Acquisition-related costs are costs incurred by the acquiree or the Company to engage in a business combination. Such costs may include accounting fees, valuation fees, consulting fees and legal fees.
4. Assets and Liabilities of Businesses Held for Sale and Businesses to be Sold and Discontinued Operations
Assets and Liabilities of Businesses Held for Sale and Businesses to be Sold
On August 6, 2015, the Company entered into an agreement with APH pursuant to which the Company agreed to sell its wholesale distribution business, consisting of Realty Capital Securities and StratCap, and certain other assets, including the Company’s transfer agent, ANST, to APH or an affiliate of APH, for an aggregate purchase price of $25.0 million, payable in cash and subject to certain purchase price adjustments. Realty Capital Securities and ANST were expected to be sold to APH during the fourth quarter of 2015 for $20.0 million. The sale of Realty Capital Securities does not include the sale of the Company’s investment banking division. The Company has evaluated the transaction and concluded the assets and liabilities of Realty Capital Securities and ANST meet the criteria to be classified as held for sale as of September 30, 2015 and, therefore, the consolidated statement of financial condition as of December 31, 2014 was recast to reflect the held for sale classification. The sale of StratCap for $5.0 million was not expected to close until the StratCap earn-out is satisfied on December 31, 2017; therefore, the assets and liabilities of StratCap do not meet the criteria to be classified as held for sale as of September 30, 2015. The Company is in continuing negotiations to obtain a waiver to release it from the StratCap earn-out (the “StratCap waiver”), in which case the Company would sell StratCap prior to December 31, 2017. The StratCap waiver is not likely to be obtained by September 30, 2016. On November 8, 2015, the agreement to sell the wholesale distribution business was amended by the parties to, among other things, exclude ANST from the transaction. See Note 22 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The assets and liabilities included in assets and liabilities of businesses held for sale as of September 30, 2015 and December 31, 2014 are as follows:

($ in thousands)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$14,663	$32,270
Trading securities	7,297	7,477
Accounts receivable:
Due from related parties	4,000	6,724
Due from non-related parties	127	653
Prepaid expenses and other assets	4,596	1,736
Property and equipment (net of accumulated depreciation of $461 and $338, respectively)	537	301
Carrying value of assets of businesses held for sale	31,220	49,161
Impairment reserve(1)	(17,978)	—
Assets of businesses held for sale	$13,242	$49,161
Liabilities
Commissions payable	$1,143	$1,060
Accrued expenses and accounts payable:
Due to related parties	1,312	1,056
Due to non-related parties	12,084	10,152
Other liabilities	3,392	1,518
Liabilities of businesses held for sale	$17,931	$13,786
(1) The Company elected to evaluate Realty Capital Securities and ANST as a single disposal group to reflect the terms of the MIPA. The evaluation determined that it would be appropriate for the Company to record a reserve as of September 30, 2015 to adjust the carrying amount of the assets of businesses held for sale to the lower of cost or fair value less costs to sell.
Discontinued Operations
The Company concluded that the sale of Realty Capital Securities and ANST represented a strategic shift in the operation of the Company based on the significance of the revenues derived from the operations of Realty Capital Securities and ANST as compared to the consolidated revenues of the Company. Accordingly, the Company has presented the results of operations of Realty Capital Securities and ANST as discontinued operations and has recast the prior periods. Results of operations and cash flows are separately reported as discontinued operations for all periods presented.
Summary financial data constituting the loss and income on discontinued operations for the three and nine months ended September 30, 2015 and 2014 are as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues - related party products	$60,690	$201,772	$224,710	$601,196
Revenues - non-related party products	1,402	(110)	3,312	1,204
Less: selling, general and administrative expenses	75,533	202,130	262,481	597,662
Less: impairment charge	17,978	—	17,978	—
Pretax (loss) income on discontinued operations	(31,419)	(468)	(52,437)	4,738
Income tax benefit	(6,863)	(497)	(19,875)	3,189
Total (loss) income on discontinued operations	$(24,556)	$29	$(32,562)	$1,549
Upon classification of Realty Capital Securities and ANST to discontinued operations, the indirect overhead expenses previously allocated to Realty Capital Securities and ANST were reallocated to the Corporate and other segment and are not included in discontinued operations. On November 8, 2015, the agreement to sell the wholesale distribution business, including Realty Capital Securities, was amended by the parties to, among other things, exclude ANST from the transaction. See Note 22 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

5. Fair Value of Financial Instruments
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company assumes all transfers occur at the beginning of the quarterly reporting period in which they occur. For the nine months ended September 30, 2015 and for the year ended December 31, 2014 there were no transfers in or out of Level 3.
Cash equivalents include money market mutual fund instruments, which are short term in nature with readily determinable values derived from active markets. Mutual funds, substantially all deferred compensation plan investments and publicly traded securities with sufficient trading volume are fair valued by management using quoted prices for identical instruments in active markets. Accordingly, these securities are primarily classified within Level 1. Government bonds, U.S. Treasury securities, corporate bonds, certificates of deposit and mutual funds are fair valued by management using references to prices for similar instruments, quoted prices or recent transactions in less active markets and these securities are primarily classified within Level 2. The Company’s free-standing and embedded derivative contracts are not traded on an exchange. Consequently, the fair value was determined by a third-party valuation company and reviewed by the Company. A binomial lattice model was used to derive the fair value for the embedded derivatives related to the Company’s 7% Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), 11% Series D-1 Convertible Preferred Stock, $0.001 par value per share (“Series D-1 Preferred Stock”) and 11% Series D-2 Convertible Preferred Stock, $0.001 par value per share (“Series D-2 Preferred Stock” and collectively with the Series D-1 Preferred Stock, the “Series D Preferred Stock”) while the embedded derivatives related to the Series A preferred stock, convertible notes and the put/call were based on a Monte Carlo simulation that incorporates assumptions including duration, probability of redemption, the volatility of the market price of Class A common stock, the risk free rate of interest and the discount rate. The derivative contracts are classified as Level 3 in the Company’s fair value hierarchy.
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
Pursuant to the terms of the related purchase agreements, the Company is obligated to pay contingent consideration to the sellers of Hatteras, StratCap and Girard. During the first quarter of 2015, the Company settled the contingent consideration related to the J.P. Turner acquisition and substantially all of the contingent consideration related to acquisitions made by First Allied prior to its acquisition by RCAP Holdings in September 2013. On November 6, 2015, the Company entered into a non-binding letter of intent to sell Hatteras to the Hatteras Funds management group. Pursuant to the letter of intent, the Company will be relieved of its obligation to pay any contingent or deferred consideration related to the purchase of Hatteras. See Note 22 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of September 30, 2015 are as follows:

($ in thousands)	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$50,051	$—	$—		$50,051
Available-for-sale securities:
Mutual funds	2,676	—	—		2,676
Total available-for-sale	2,676	—	—		2,676
Trading securities:
Equity securities	593	—	—		593
Mutual funds	1,881	—	—		1,881
Certificate of deposits	—	60	—		60
U.S. government bonds	2	8	—		10
State and municipal bonds	1	12	—		13
Corporate bonds	—	94	—		94
Other	66	—	473		539
Total trading securities	2,543	174	473		3,190
Deferred compensation plan investments:
Money market fund	4,704	—	—		4,704
International global funds	17,402	—	—		17,402
U.S. equity funds	45,942	—	—		45,942
U.S. fixed-income funds	10,570	—	—		10,570
Mutual funds	—	3,064	—		3,064
Total deferred compensation plan investments	78,618	3,064	—		81,682
Prepaid expenses and other assets(1)	—	1,365	4,339		5,704
Total	$133,888	$4,603	$4,812		$143,303

Liabilities:
Derivative contracts	$—	$—	$781		$781
Other liabilities:
Equity securities	30	—	—		30
Mutual funds and unit investment trusts	—	—	—		—
State and municipal government obligations	90	146	—		236
Contingent consideration	—	—	37,607	(2)	37,607
Total	$120	$146	$38,388		$38,654
_____________________
(1) Primarily represents investments in REITs, oil and gas interests and other illiquid investments.
(2) Excludes deferred payments, which are measured at fair value on a non-recurring basis.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis by product category as of December 31, 2014 are as follows:

($ in thousands)	Level 1	Level 2	Level 3		Total
Assets:
Cash equivalents - money market funds	$82,973	$—	$—		$82,973
Available-for-sale securities:
Mutual funds	11,473	—	—		11,473
Total available-for-sale	11,473	—	—		11,473
Trading securities:
Equity securities	262	—	—		262
Mutual funds	1,980	—	—		1,980
U.S. government bonds	2	10	—		12
Other	41	—	470		511
Total trading securities	2,285	10	470		2,765
Deferred compensation plan investments:
Money market fund	6,246	—	—		6,246
International global funds	17,722	—	—		17,722
U.S. equity funds	46,999	—	—		46,999
U.S. fixed-income funds	9,787	—	—		9,787
Mutual funds	—	2,702	—		2,702
Total deferred compensation plan investments	80,754	2,702	—		83,456
Prepaid expenses and other assets - oil and gas interests	—	—	151		151
Total	$177,485	$2,712	$621		$180,818

Liabilities:
Derivative contracts	$—	$—	$102,908	(1)	$102,908
Other liabilities:
Equity securities	161	—	—		161
Mutual funds and unit investment trusts	4	—	—		4
State and municipal government obligations	222	—	—		222
Contingent consideration	—	—	107,278	(2)	107,278
Total	$387	$—	$210,186		$210,573
_______________
(1) Includes $21.9 million of derivatives classified in debt.
(2) Excludes deferred payments, which are measured at fair value on a non-recurring basis.
Transfers Between Levels of the Fair Value Hierarchy. During the nine months ended September 30, 2015, the Company transferred $0.2 million of municipal government bonds out of Level 1 to Level 2 of the fair value hierarchy due to pricing inputs becoming less observable. There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2014.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Level 3 Rollforward. The following table presents changes during the nine months ended September 30, 2015 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities for the nine months ended September 30, 2015:

($ in thousands)	Fair value as of December 31, 2014	Net realized and unrealized gains/(losses)	Purchases	Issuances	Sales	Settlements	Fair value as of September 30, 2015
Assets:
Derivative contracts(1)	$—	$10,229	$—	$—	$—	$(10,229)	$—
Trading securities- other	470	3	—	—	—	—	473
Prepaid expenses and other assets - oil and gas interests	151	(58)	—	—	—	(14)	79
Prepaid expenses and other assets - REIT and other illiquid investments	—	(192)	4,452	—	—	—	4,260
Total	$621	$9,982	$4,452	$—	$—	$(10,243)	$4,812

($ in thousands)	Fair value as of December 31, 2014	Net realized and unrealized (gains)/losses	Purchases	Issuances	Sales	Settlements	Fair value as of September 30, 2015
Liabilities:
Derivative contracts	$102,908	$(94,827)	$—	$6,919	$—	$(14,219)	$781
Contingent consideration	107,278	(72,794)	—	13,081	—	(9,958)	37,607
Total	$210,186	$(167,621)	$—	$20,000	$—	$(24,177)	$38,388
___________________
(1) The Company entered into a forward derivative contract on August 6, 2015 to issue the Series D Preferred Stock. This forward derivative contract was settled on August 19, 2015 when the Series D Preferred Stock was issued. During the period prior to the Series D issuance, the derivative generated gains that were recorded in other revenue. Refer to Note 10 for more information.
On March 11, 2015, the Company acquired approximately $4.5 million of financial instruments as part of the VSR transaction, which the Company classified as Level 3 in the fair value hierarchy due to a lack of an active market and infrequently observable inputs.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table presents changes during the nine months ended September 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains and losses related to the Level 3 assets and liabilities for the nine months ended September 30, 2014:

($ in thousands)	Fair value as of December 31, 2013	Net realized and unrealized gains/(losses)	Purchases	Issuances	Settlements	Fair value as of September 30, 2014
Assets:
Trading securities- other	$—	$(1)	$477	$—	$—	$476
Prepaid expenses and other assets - oil and gas interests	—	—	372	—	(39)	333
Total	$—	$(1)	$849	$—	$(39)	$809

($ in thousands)	Fair value as of December 31, 2013	Net realized and unrealized (gains)/losses	Purchases	Issuances	Settlements	Fair value as of September 30, 2014
Liabilities:
Derivative contracts	$—	$(30,589)	$—	$162,614	$—	$132,025
Contingent consideration	2,180	4,129	12,868	102,095	(13,216)	108,056
Total	$2,180	$(26,460)	$12,868	$264,709	$(13,216)	$240,081
The realized and unrealized gains and losses on derivative contracts and contingent consideration are included in other revenues and other expenses, respectively, in the consolidated statements of operations.
The change in unrealized gain relating to Level 3 assets and liabilities held as of September 30, 2015 was $169.5 million. The change in unrealized gain relating to Level 3 assets and liabilities held as of September 30, 2014 was $26.5 million.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Significant Unobservable Inputs. The following table presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 instruments as of September 30, 2015:

($ in thousands)	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$116	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$79	Discounted cash flows	10% discount rate
Prepaid expenses and other assets - REITs and other illiquid investments	$4,260	Sponsorship valuation	Third party valuation from sponsors

Liabilities:
Derivative contracts	$781	Monte Carlo & binomial lattice (Series C and Series D preferred stock)
Inputs for convertible notes, Series B, Series C and Series D preferred stock, respectively:
• Duration: 6.1 years, 7.2 years, 7.2 years, 7.2 years
• Volatility: 35.0%, N/A, 35.0%, 35.0%
• Risk free rate of interest: 1.59%, 1.8%, 1.8%, 1.8%
• Discount rate: 22.59%, 24.8%, 24.8%, 24.8%
• Dividend assumptions: N/A, 12.5% (through June 30, 2016; subsequently reverts to 11%), 8.0% (through June 30, 2016; subsequently reverts to 7%), 12.5% (through June 30, 2016; subsequently reverts to 11%)

Contingent consideration - Hatteras	$11,260	Discounted cash flow
• Projected earnings: $0.5 million to $26.3 million, December 31, 2016 and 2018, respectively.
• Projected earn-out: $0.6 million to $23.1 million, December 31, 2016 and 2018, respectively.
• Discount rates based on the estimated weighted average cost of capital (WACC): 0.6 to 0.8

Contingent consideration - StratCap	$20,600	Discounted cash flow
• Projected earn-out payments: EBITDA multiples for 2015 and 2016.
• Present value factor: 0.8 to 0.9
• Probability adjustments: 25.0%, 50.0% and 25.0% for Low Case, Base Case and High Case, respectively.

Contingent consideration - First Allied and Cetera	$366	Discounted cash flow	• Revenue achievement • WACC 20%
Contingent consideration - Girard	$5,381	Discounted cash flow
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
September 30, 2015

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 instruments as of December 31, 2014:

($ in thousands)	Fair value	Valuation technique	Unobservable inputs
Assets:
Trading securities- other- private equity fund	$113	Net asset value (NAV)	Net asset value (NAV)
Trading securities- other- REIT	$357	Net asset value (NAV)	Net asset value (NAV)
Prepaid expenses and other assets - oil and gas interests	$151	Discounted cash flows	10% discount rate

Liabilities:
Derivative contracts	$102,908	Monte Carlo & binomial lattice (Series C preferred stock)
Inputs for convertible notes, Series B and Series C preferred stock, respectively:
• Duration: 6.8 years, 8.0 years, 8.0 years
• Volatility: 30.0%, N/A, 30.0%
• Risk free rate of interest: 1.95%, 2.1%, 2.1%
• Discount rate: 12.95%, 15.1%, 15.1%
• Dividend assumptions: N/A, 12.5% (through June 30, 2016; subsequently reverts to 11%), 8.0% (through June 30, 2016; subsequently reverts to 7%)

Inputs for the put option:
• Volatility: 30.0%
• Exercise date: June 10, 2033
• Risk free rate: 2.4%

Contingent consideration - J.P. Turner	$6,200	Discounted cash flow	• Probability exceeding percentage threshold: 99.7% to 100.0% • Present value factor: 0.71 to 0.95 • Time until payments: 0.4 years to 2.4 years
Contingent consideration - Hatteras	$28,310	Discounted cash flow	• Projected earnings: $11.0 million to $17.3 million, December 31, 2016 and 2018, respectively • Discount rates based on the estimated weighted average cost of capital (WACC): 0.50 to 0.70
Contingent consideration - StratCap	$68,200	Discounted cash flow
• Projected earn-out payments: EBITDA multiples for 2015 and 2016.
• Present value factor: 0.65 to 0.79
• Probability adjustments: 25.0%, 50.0% and 25.0% for Low Case, Base Case and High Case, respectively.

Contingent consideration - First Allied and Cetera	$4,568	Discounted cash flow	• Revenue achievement • WACC 20%
Investments in Funds That Are Calculated Using NAV Per Share. The following table presents information related to the Company’s investments that calculate NAV per share as of September 30, 2015. For these investments, which are measured at fair value on a recurring basis, the Company used the NAV per share as a practical expedient to measure fair value:

($ in thousands)	Investment Category Includes	Fair Value Using NAV Per Share	Unfunded Commitments
Trading securities- other- private equity fund	Investments in private equity funds	$116	$6
Trading securities- other- REIT	Investment in a REIT	357	—

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Fair Value of Financial Instruments Carried at Amortized Cost. The following table presents information about the carrying values and fair values by fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis where the ending balance was carried at amortized cost as of September 30, 2015:

		Fair Value
($ in thousands)	Carrying value	Level 1	Level 2	Level 3
Convertible notes	$65,248	$—	$—	$52,500
Series B Preferred Stock	157,204	—	—	85,710
Series C Preferred Stock	116,422	—	—	47,191
Series D-1 Preferred Stock	25,000	—	—	13,412
Series D-2 Preferred Stock	12,500	—	—	6,706
First lien term facility	520,687	—	—	486,842
Second lien term facility	148,085	—	—	138,459
Promissory note (legal settlement)	15,300	—	—	13,846
Subordinated borrowings	2,000	—	—	1,810
First lien revolving facility	23,000	—	—	21,505
Capital lease obligations	10,376	—	—	9,390
Total	$1,095,822	$—	$—	$877,371
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
The fair value of the convertible notes, the Company’s 11% Series B Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), Series C Preferred Stock and Series D Preferred Stock were determined by an independent valuation company and reviewed by the Company. The fair value of the convertible notes, the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as of September 30, 2015 was determined using inputs such as conversion price, conversion period, equity volatility, risk-free rate, credit spread, and discount rate. The convertible notes, the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are classified as Level 3 in the Company’s fair value hierarchy. The fair value of the Company’s first and second lien term debt facilities and first lien revolving facility were determined based upon indicative market data obtained from a third party that makes markets in these financial instruments. As of September 30, 2015, the first and second lien term debt facilities and the senior secured first lien revolving credit facility were classified as Level 3 of the fair value hierarchy due to a lack of adequate observable market activity related to these financial instruments. As of September 30, 2015, the promissory note, which was entered into in the fourth quarter of 2014 between the Company and ARCP, and the capital lease obligations have been reclassified to Level 3 in the Company’s fair value hierarchy due to the use of unobservable inputs. The Company has applied a 10% discount to the face value of these instruments to reflect the increased credit risk since these instruments were issued. This adjustment was estimated by reference to the data for the first and second lien term debt facilities but represents an unobservable input in the fair values.
The carrying value of accounts receivable and notes receivable approximates the fair value as they have limited credit risk and short-term maturities. Therefore, customer and notes receivables are classified as Level 2 in the non-recurring fair value hierarchy.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. Certain goodwill and intangibles have also been subsequently measured at fair value on a non-recurring basis following impairment assessments undertaken during the third quarter of 2015. See Note 8 for more information.
6. Available-for-Sale Securities
The following table presents information about the Company’s available-for-sale securities for the nine months ended September 30, 2015:

		For the Nine Months Ended September 30, 2015
($ in thousands)	Fair value at December 31, 2014	Purchases(1)	Sales	Realized Gains/ (Losses)(2)	Unrealized Gains/ (Losses)(2)	Fair value at September 30, 2015	Cost
Mutual funds	$11,473	$49	$(8,786)	$(370)	$310	$2,676	$2,577
_____________________
(1) Purchases under dividend reinvestment programs.
(2) Realized and unrealized losses for the three months ended September 30, 2015 were immaterial.
The following table presents information about the Company’s available-for-sale securities for the nine months ended September 30, 2014:

		For the Nine Months Ended September 30, 2014
($ in thousands)	Fair value at December 31, 2013	Purchases(1)	Sales	Realized Gains/ (Losses)(2)	Unrealized Gains/ (Losses)(2)	Fair value at September 30, 2014	Cost
Mutual funds	$8,528	$11,225	$(9,013)	$171	$282	$11,193	$11,420
_____________________
(1) $0.1 million was purchased under dividend reinvestment programs.
(2) Unrealized losses for the three months ended September 30, 2014 were $0.3 million. There were no realized gains or losses for the three months ended September 30, 2014.
The Company’s basis on which the cost of security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined using specific identification. The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2015 and September 30, 2014.
7. Accounts and Notes Receivable
Accounts Receivable. The Company’s accounts receivable from continuing operations consist of the following as of September 30, 2015 and December 31, 2014:

($ in thousands)	September 30, 2015	December 31, 2014
Fees and commissions receivable	$91,175	$85,492
Reimbursable expenses receivable	11,242	14,933
Receivable from customers	12,656	17,224
Investment banking fees receivable	293	12,430
Receivables from brokers, dealers, clearing organizations and other	41,129	33,332
Due from RCAP Holdings and other related parties	2,498	2,102
Total	$158,993	$165,513
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
September 30, 2015

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
The Company monitors its outstanding notes on a monthly basis to identify potential credit loss and impairment. Notes receivable are considered impaired when, based upon current information and events, management estimates it is probable that the Company will be unable to collect amounts due according to the terms of the promissory note. Criteria used to determine if impairment exists include, but are not limited to: historical payment and collection experience of the individual loan, historical production levels, the probability of default on the loan, status of the representative’s affiliation agreement with the Company, and any regulatory or legal action related to the representative.
The Company’s notes receivable from continuing operations, net of allowance, for the nine months ended September 30, 2015 and the year ended December 31, 2014, were as follows:

	September 30, 2015			December 31, 2014
($ in thousands)	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$23,075	$45,914	$68,989	$11,104	$2,166	$13,270
Originated/acquired loans	2,622	17,846	20,468	16,747	52,200	68,947
Collections	(1,216)	(6,702)	(7,918)	(1,672)	(8,805)	(10,477)
Forgiveness	(5,717)	(260)	(5,977)	(8,329)	298	(8,031)
Accretion	2,041	176	2,217	5,368	402	5,770
Allowance	262	(772)	(510)	(143)	(347)	(490)
Ending balance	$21,067	$56,202	$77,269	$23,075	$45,914	$68,989
The following table presents the Company’s allowance for uncollectible amounts from continued operations due from financial advisors for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015			December 31, 2014
($ in thousands)	Forgivable loans	Payback loans	Total	Forgivable loans	Payback loans	Total
Beginning balance	$511	$403	$914	$368	$56	$424
Provision for bad debt	(285)	1,035	750	327	735	1,062
Charge off - net of recoveries	23	(263)	(240)	(184)	(388)	(572)
Total change	(262)	772	510	143	347	490
Ending balance	$249	$1,175	$1,424	$511	$403	$914
The following table presents the Company’s change in the allowance for uncollectable amounts from continued operations due from financial advisors for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Change in allowance for uncollectable amounts - notes receivable	$338	$241	$510	$556

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

8. Goodwill and Intangible Assets
During the year ended December 31, 2014, the Company completed the acquisitions of Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and a controlling interest in Docupace, and during the first quarter of 2015, the Company completed the acquisitions of VSR and Girard. The resulting goodwill associated with the recent acquisitions consists of synergies related to higher strategic partner revenues as well as expense synergies associated with back office management, technology efficiencies, savings from the renegotiation of the Company’s clearing contracts, the elimination of duplicative public company expenses and other factors. Additionally, intangible assets, primarily financial advisor relationships, trade names and non-compete agreements, were recorded at their fair value at the completion of an each acquisition. The goodwill and intangible assets from each acquisition were determined by a valuation company and reviewed by the Company using estimates such as future revenues attributable to financial advisors and the financial advisors’ client retention rates which were used to derive economic cash flows that were fair valued at an appropriate rate of return over their respective useful lives. Refer to Note 3 for more details.
Second quarter impairment assessment. Following the announcement in the fourth quarter of 2014, concerning certain accounting errors by VEREIT, Inc., formally known as American Realty Capital Properties, Inc. (“ARCP”), the market price of the Company’s Class A Common stock as well as its market capitalization declined.
During the second quarter of 2015, as a result of the Company’s determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, reductions in the Company’s expectations of future growth and profitability for certain reporting units and the sustained decline in its market capitalization, the Company determined that it would be appropriate to test its goodwill and intangible assets for impairment as of June 30, 2015 for its most significant reporting units. For purposes of goodwill and intangible asset testing the Company’s reporting units are based on how management reviews its operating results at one level below the Company’s reportable segments. Therefore individual impairment testing was performed for each of Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH and StratCap. The Company tested goodwill for impairment at the reporting unit level using income and market-based approaches with the exception of the goodwill related to J.P. Turner and StratCap, where a net asset approach was used. The Company believes the income and market-based methods selected are the most reliable indicators of the fair values of the reporting units within the independent retail, wholesale distribution and investment management businesses acquired except for J.P. Turner and StratCap.
The Company also tested its intangible assets for impairment using the income approach with the exception of the intangible assets related to J.P. Turner and StratCap, where a net asset approach was used.
The Company believed that a net asset methodology is a more reliable indicator for the assessments for J.P. Turner and StratCap, given that during the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated as a separate subsidiary and that it would no longer use the J.P. Turner brand, and an agreement to sell StratCap was reached on August 6, 2015.
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
As a result of the Step 2 analysis, during the second quarter of 2015, the Company wrote-off $30.6 million and $13.6 million in goodwill which represented all of the goodwill related to the acquisitions of StratCap and J.P. Turner, respectively.
The impairments were the result of these acquired companies experiencing slower growth in 2015 and the Company’s expectations of future growth and profitability are now lower than previous estimates and in the case of J.P. Turner, the decisions with respect to terminating the ongoing business operations, except for a limited number of financial advisors.
In addition, as a result of the Company’s assessment of the fair value of the StratCap and J.P. Turner intangible assets, during the second quarter of 2015, the Company also wrote-off intangible assets of $100.0 million related to sponsor relationships from the StratCap acquisition and $12.6 million related to the advisor relationships, non-compete agreements and trade names which represented all of J.P. Turner’s intangible assets. The decision to impair the StratCap intangible assets reflected, in part, the more transparent market price of the intangible assets in connection with the valuation of the StratCap reporting unit in the transactions entered into on August 6, 2015.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Third quarter impairment assessment. During the third quarter of 2015, as a result of a significant and sustained decline in the Company’s market capitalization and the Company’s additional reductions in the expectations of future growth and profitability for certain reporting units, the Company determined that it was appropriate to test its goodwill and intangible assets for impairment as of September 30, 2015 for each of its reporting units. For purposes of goodwill and intangible asset testing, the Company’s reporting units are based on how management reviews its operating results at one level below the reportable segments. The Company utilized the income and market-based approaches for both the estimation of fair values of each of the reporting units and of the non-competition agreements. Variants of the income and cost approach were used for certain intangible assets. Specifically, the excess earnings method was used to value contracts and relationship assets; relief from royalty method was used to value trade name; cost approach was used to value the internally developed software and distribution network.
For the purposes of Step 1 analysis, the Company’s financial projections (along with a comparison or benchmarking to respective industry and Company data) utilized the discounted cash flow method, a variant of the income approach, for the estimation of the fair value of each reporting unit. The market approach makes use of market price data of companies engaged in the same or similar line of business as that of the Company. Share prices of the benchmark companies are traded in a free and open market or in private transactions.
The market approach was used by applying appropriate multiples to each of the reporting units’ operating results to arrive at appropriate indications of values. A comparison of each of the reporting units was performed to comparable companies in their respective industries as of September 30, 2015. Based on the aforementioned comparison, a control premium was applied to estimate the fair value on a controlling interest basis.
Additional variants of the market approach (specifically the market transaction method and prior sales of company stock) were used in order to determine the appropriate multiples to be applied to each of reporting units’ operating results, as appropriate, to arrive at an indication of fair value, on a controlling interest basis. A comparison of each of the reporting units were made to comparable third-party transactions in their respective industries as of September 30, 2015 as well as the implied transaction multiples from the Company’s recent acquisition of each of the reporting units.
Significant unobservable inputs for Step 1 impairment testing for each one of the reporting units, except for Hatteras and Trupoly, were as follows:

	Cetera	Summit	First Allied	ICH	Docupace	VSR	Girard
Projection Period Net Revenue Growth Rate (%)	5.2 - 11.1	3.1 - 17.8	(7.9) - 15.8	6.7 - 12.1	5.0 - 125.6	6.9 - 15.1	8.0 - 13.8
Long-Term Growth Rate (%)	4.5 - 5.0	4.5 - 5.0	4.5	4.5	5.0	4.5	4.5 - 5.0
EBITDA Margins (%)	6.6 - 11.4	1.6 - 9.2	0.3 - 10.2	(2.2) - 6.7	(32.2) - 47.3	0.1 - 5.2	0.9 - 5.4
Discount Rate (%)	13.5 - 14.5	20.0 - 22.0	21.5 - 23.5	16.0 - 18.0	34.0 - 36.0	16.0 - 18.0	14.5 - 16.5
The impairment analysis involved the market capital reconciliation, which represents a comparison of the sum of the fair values of each of the reporting units, on a controlling interest basis, to the overall market capitalization of the Company. Market capitalization is defined as the Company’s total market value of the common equity capital plus the fair value of the Company’s preferred stock and outstanding debt obligations. This market capital reconciliation was performed based on the adjusted aggregate fair value of the reporting units (which included a reduction in the fair value of each reporting unit to reflect a 500 basis point increase to the discount rates in the table above) and the publicly traded price of the Class A common stock of the Company as of September 30, 2015.
Because Step 1 of the quantitative goodwill impairment test indicated that the carrying value of each reporting unit exceeded its estimated fair value, Step 2 was performed specific to each reporting unit. Under Step 2, the fair value of all of the assets and liabilities of the reporting units were estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying value of the goodwill to determine the amount of the impairment. Assumptions used in measuring the fair value of these assets and liabilities included the discount rates, long-term growth rates of revenues, profitability and cash flows, profit margins and taxes. The company-specific assumptions were benchmarked to market participant levels and assumptions associated with revenues (growth rates) and EBITDA (margins) of the comparable companies.
The Company also determined that is was appropriate to write-off all of the goodwill and a substantial portion of the intangible assets, specifically investment management agreements, related to the Hatteras acquisition. The decision to impair the Hatteras goodwill and the intangible assets reflects, in part, the more transparent market valuation of the Hatteras reporting unit in the letter of intent entered into on November 6, 2015. On November 6, 2015, the Company entered into a non-binding letter of intent to sell Hatteras to the Hatteras Funds management group. See Note 22 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Additionally, the Company determined that is was appropriate to write-off all of the goodwill and intangible assets related to the Trupoly acquisition. The decision to impair Trupoly’s goodwill and the intangible assets reflects, in part, the more transparent market valuation of the Trupoly reporting unit in the agreement entered into on November 10, 2015. On November 10, 2015, the Company entered into an agreement to sell Trupoly for an immaterial amount. See Note 22 for more information.
As a result of the goodwill analysis performed during the third quarter of 2015, the Company wrote-off $290.9 million in goodwill. For the nine months ended September 30, 2015, the Company wrote-off $335.0 million in goodwill. Refer below for impairment charges incurred by each reporting unit.
In addition, during the third quarter of 2015, the Company wrote-off intangible assets of $40.8 million related to remaining intangible assets of StratCap, investment management agreements from Hatteras, intellectual property from SK Research and technologies from the Trupoly acquisition. For the nine months ended September 30, 2015, the Company wrote-off $153.5 million in intangible assets. Refer below for impairment charges incurred by each reporting unit.
Goodwill. Goodwill associated with each acquisition is allocated to the segments, based on how the Company manages its segments. The following table presents the goodwill by segment:

	Goodwill as of
($ in thousands)	September 30, 2015	December 31, 2014
Independent Retail Advice	$209,918	$434,398
Wholesale Distribution	—	22,871
Investment Management	—	15,348
Investment Banking and Capital Markets	27,136	45,989
Corporate and Other	—	755
Total goodwill	$237,054	$519,361
The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2015:

($ in thousands)
Total goodwill, as of December 31, 2014	$519,361
Changes during the period from:
Docupace adjustment	(659)
VSR acquisition (preliminary)	27,996
Girard acquisition (preliminary)	15,767
Other (see Note 3 - Cetera acquisition)	1,903
StratCap adjustment (see Note 3 - StratCap acquisition)	7,700
Aggregate impairment charge	(335,014)
Total goodwill, as of September 30, 2015	$237,054

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table presents the Company’s goodwill impairment charge by each reporting unit and segment for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Retail Advice:
Cetera	$134,045	$—	$134,045	$—
Summit	9,862	—	9,862	—
J.P. Turner	—	—	13,579	—
First Allied	44,781	—	44,781	—
ICH	26,680	—	26,680	—
VSR	27,994	—	27,994	—
Girard	13,204	—	13,204	—
Total Retail Advice	256,566	—	270,145	—
Wholesale Distribution:
StratCap	—	—	30,571	—
Total Wholesale Distribution	—	—	30,571	—
Investment Management:
Hatteras	15,348	—	15,348	—
Total Investment Management	15,348	—	15,348	—
Investment Banking and Capital Markets:
Docupace	18,195	—	18,195	—
Total Investment Banking and Capital Markets	18,195	—	18,195	—
Corporate and Other:
Trupoly	755	—	755	—
Total Corporate and Other	755	—	755	—
Total goodwill impairment charge	$290,864	$—	$335,014	$—
Intangible Assets. The components of intangible assets as of September 30, 2015 are as follows:

($ in thousands)	Weighted-Average Life Remaining (in years)	Beginning Gross Carrying Value	Impairments	Gross Carrying Value, September 30, 2015	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	12	$1,062,065	$(12,530)	$1,049,535	$(109,508)	$940,027
Sponsor relationships	—	113,000	(102,506)	10,494	(10,494)	—
Trade names	28	67,857	(673)	67,184	(3,828)	63,356
Investment management agreements	11	47,390	(21,528)	25,862	(4,923)	20,939
Customer relationships	11	20,686	—	20,686	(2,904)	17,782
Internally developed software and technologies	7	22,541	(5,543)	16,998	(3,153)	13,845
Intellectual property	8	10,642	(8,110)	2,532	(1,731)	801
Non-competition agreements	3	10,443	(239)	10,204	(8,321)	1,883
Distribution networks	39	3,210	(2,362)	848	(180)	668
Total finite-lived intangible assets		$1,357,834	$(153,491)	$1,204,343	$(145,042)	$1,059,301

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The intangible assets for each reportable segment as of September 30, 2015 are as follows:

($ in thousands)	Beginning Gross Carrying Value	Impairments	Gross Carrying Value, September 30, 2015	Accumulated Amortization	Net Carrying Value
Independent Retail Advice	$1,151,151	$(12,652)	$1,138,499	$(123,515)	$1,014,984
Wholesale Distribution	121,380	(109,624)	11,756	(11,756)	—
Investment Management	48,770	(21,528)	27,242	(5,029)	22,213
Investment Banking and Capital Markets	23,761	—	23,761	(2,458)	21,303
Investment Research	10,642	(8,110)	2,532	(1,731)	801
Corporate and Other	2,130	(1,577)	553	(553)	—
Total finite-lived intangible assets	$1,357,834	$(153,491)	$1,204,343	$(145,042)	$1,059,301
The following table presents the Company’s intangible asset impairment charge for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Intangible asset impairment charge	$40,840	$—	$153,491	$—
The components of intangible assets as of December 31, 2014 are as follows:

($ in thousands)	Weighted-Average Life Remaining (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Financial advisor relationships	13	$1,019,353	$(52,070)	$967,283
Sponsor relationships	9	113,000	(4,186)	108,814
Trade names	29	65,192	(1,638)	63,554
Investment management agreements	12	47,390	(1,966)	45,424
Customer relationships	11	20,686	(1,473)	19,213
Internally developed software and technologies	7	22,510	(779)	21,731
Intellectual property	9	10,642	(849)	9,793
Non-competition agreements	2	9,648	(5,136)	4,512
Distribution networks	40	3,210	(9)	3,201
Total finite-lived intangible assets		$1,311,631	$(68,106)	$1,243,525
The intangible assets for each reportable segment as of December 31, 2014 are as follows:

($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Independent Retail Advice	$1,104,979	$(60,113)	$1,044,866
Wholesale Distribution	121,380	(4,617)	116,763
Investment Management	48,770	(2,009)	46,761
Investment Banking and Capital Markets	23,730	(313)	23,417
Investment Research	10,642	(849)	9,793
Corporate and Other	2,130	(205)	1,925
Total finite-lived intangible assets	$1,311,631	$(68,106)	$1,243,525

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following tables present amortization expense for the three and nine months ended September 30, 2015 and September 30, 2014 and the estimated future amortization for intangible assets:

Amortization Expense	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Amortization expense	$22,896	$24,112	$76,936	$39,643

Estimated Future Amortization Expense ($ in thousands)	Twelve Months Ended September 30,
2016	$86,702
2017	85,786
2018	85,758
2019	85,660
2020	85,317
Thereafter	630,078
Total	$1,059,301
Goodwill and Intangible Assets — Fair Value. Goodwill and intangible assets established upon each acquisition were fair valued and were classified as Level 3 in the non-recurring fair value hierarchy. As discussed above, the Company determined that it would be appropriate to test its goodwill and intangible assets for impairment as of September 30, 2015 for each of its reporting units. Upon completion of the impairment tests, the goodwill from each of the acquisitions was determined to be impaired as of September 30, 2015. These impairments were recorded in goodwill and intangible assets impairment charge in the statements of operations.
Based on the results of the impairment testing, the carrying value of the remaining goodwill and intangible assets as of September 30, 2015 closely approximates fair value. Unobservable inputs considered in determining fair value at the acquisition date include discount rates, long-term growth rates of revenues, profitability and cash flows, profit margins as well as benchmarking the company-specific assumptions to market participant levels and assumptions associated with revenues and EBITDA of the comparable companies.
9. Debt
The following table presents the Company’s borrowings as of September 30, 2015 and December 31, 2014 and their contractual interest rates, net of unamortized original issue discounts:

	September 30, 2015		December 31, 2014
($ in thousands)	Balance	Interest Rate	Balance	Interest Rate
First lien term facility	$520,687	7.50%	$555,700	6.50%
Second lien term facility	148,085	11.50%	147,903	10.50%
Convertible notes(1)	65,248	5.00%	83,508	5.00%
First lien revolving facility	23,000	7.50%	—	—%
Promissory note	15,300	8.00%	15,300	8.00%
Capital lease obligations	10,376	5.90%	—	—%
Subordinated borrowings	2,000	8.25%	2,000	8.25%
Total borrowings	784,696		804,411
Less: Portion contractually due within one year	66,454		43,891
Total debt, net of portion contractually due within one year	$718,242		$760,520
_____________________
(1) The Company’s convertible notes balance includes the fair value of the compound derivative of $21.9 million as of December 31, 2014. The compound derivative related to the convertible notes did not have any significant value as of September 30, 2015.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

First Lien Term Facility, Second Lien Term Facility and First Lien Revolving Facility. Concurrently with the closing of the Cetera acquisition on April 29, 2014, the Company entered into the Bank Facilities: a $575.0 million senior secured first lien term loan facility, a $150.0 million senior secured second lien term loan facility and a $25.0 million senior secured first lien revolving credit facility. During the nine months ended September 30, 2015, the Company repaid $35.9 million of the senior secured first lien term loan facility as regularly scheduled principal repayments.
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
On June 30, 2015, the Company entered into Amendment No. 1 to the First Lien Credit Agreement and Amendment No. 1 to the Second Lien Credit Agreement (together, the “Amendments”). The Amendments increased the interest rates for the Bank Facilities by 1.00% per annum and decreased the restrictions pertaining to the required Secured Leverage Ratios (Secured Net Debt to Consolidated EBITDA, as defined and more particularly set forth in the Bank Facilities) until December 31, 2016. In connection with the Amendments, the Company paid $12.7 million of consent and arrangement fees to the lenders which are included in deferred financing fees in the consolidated statements of financial condition.
On November 8, 2015, the Company entered into Amendment No. 2 to the First Lien Credit Agreement and Amendment No. 2 to the Second Lien Credit Agreement (together, the “Second Amendments”). The Second Amendments allow the Company to, among other things, upon satisfaction of certain conditions, incur certain additional subordinated indebtedness not exceeding $75.0 million. In addition, pursuant to the Second Amendments, the Fixed Charge Coverage Ratio and the Secured Leverage Ratios financial covenants will not be tested for the test period ended as of September 30, 2015. See Note 22 for more information.
As of September 30, 2015, $23.0 million was outstanding under the senior secured first lien revolving credit facility (not including a backstop letter of credit). This senior secured first lien revolving credit facility has an interest rate equal to LIBOR plus 6.50% per annum, which may be reduced to 6.25% if the First Lien Leverage Ratio (as defined in the Bank Facilities) is less than or equal to 1.25 to 1.00. LIBOR can be no less than 1.00% per annum. On July 21, 2014, the Company utilized $1.1 million from the senior secured first lien revolving credit facility in the form of a backstop letter of credit. During the nine months ended September 30, 2015, the backstop letter of credit expired and a new backstop letter of credit was issued for $0.5 million. As of December 31, 2014, no amounts were outstanding under the senior secured first lien revolving facility (other than the backstop letter of credit).
Convertible Notes. On April 29, 2014, the Company also issued $120.0 million aggregate principal amount of convertible notes in a private placement. The convertible notes are senior unsecured obligations that are effectively subordinate to the Bank Facilities, which are secured facilities, and any refinancing thereof. The convertible notes are convertible in $1,000 increments at the option of the holder, to the extent permitted by the Bank Facilities, into shares of Class A common stock, at a conversion price equal to $21.18 per share of Class A common stock, which conversion price is subject to anti-dilution adjustments upon the occurrence of certain events and transactions. Holders of the convertible notes have a right to require the Company to repurchase their notes for cash at a repurchase price equal to the principal amount outstanding plus accrued and unpaid interest on the notes, upon the occurrence of certain events, including a change of control of the Company or delisting of the Company’s Class A common stock from a national securities exchange. On November 10, 2015, the Company received a notice of non-compliance with a continued listing standard from the NYSE for the Company’s Class A common stock. See Note 22 for more information.
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
Capital Lease Obligations. As of September 30, 2015, the Company had assets recorded in property and equipment in the consolidated statements of financial condition leased under the terms of capital leases.
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
Promissory Notes. On November 8, 2015, the Company entered into agreements with RCAP Holdings and Luxor to issue senior unsecured promissory notes (the “Promissory Notes”) with an aggregate principal amount of $27.0 million. The Promissory Notes were funded and issued on November 9, 2015. See Note 22 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table presents the contractual maturities of debt, net of the portion contractually due within one year as of September 30, 2015:

($ in thousands)	Twelve Months Ended September 30,
2017	$101,354
2018	88,411
2019	310,968
2020	1,105
Thereafter	270,000
Original issue discount	(53,596)
Total debt, net of portion contractually due within one year	$718,242
The following table presents the scheduled contractual maturities of the portion of debt contractually due within one year as of September 30, 2015:

($ in thousands)	Three Months Ended
December 31, 2015	$15,004
March 31, 2016	24,663
June 30, 2016	15,014
September 30, 2016	18,848
Original issue discount	(7,075)
Total portion of debt contractually due within one year	$66,454
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
The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock also have embedded derivative contract features that require separate accounting as derivative instruments. These derivative contracts are carried at their fair value with changes in fair value reflected in other revenues in the consolidated statements of operations.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table sets forth the fair value of the Company’s derivative contracts as of September 30, 2015 and December 31, 2014 as follows:

($ in thousands)	September 30, 2015	December 31, 2014
Luxor Put (terminated August 13, 2015)	$—	$11,623
Luxor Call (terminated August 13, 2015)	—	—
Embedded derivative related to the Series B Preferred Stock	—	—
Embedded derivative related to the Series C Preferred Stock	164	69,409
Embedded derivative related to the Series D-1 Preferred Stock (issued August 19, 2015)	411	—
Embedded derivative related to the Series D-2 Preferred Stock (issued August 19, 2015)	206	—
Total derivative contracts	$781	$81,032

Embedded derivative related to the convertible notes (included in debt)	$—	$21,876
The following table sets forth the change in fair value of the Company’s derivative contracts which was recorded in other revenues in the consolidated statement of operations for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Luxor Put	$(5,836)	$(4,426)	$(2,595)	$4,039
Luxor Call	—	—	—	—
Embedded derivative related to the Series A Preferred Stock	—	(19,066)	—	16,173
Embedded derivative related to the Series B Preferred Stock	—	—	—	—
Embedded derivative related to the Series C Preferred Stock	31,102	—	69,245	—
Forward derivative contract related to the Series D-1 Preferred Stock	6,819	—	6,819	—
Embedded derivative related to the Series D-1 Preferred Stock	4,201	—	4,201	—
Forward derivative contract related to the Series D-2 Preferred Stock	3,410	—	3,410	—
Embedded derivative related to the Series D-2 Preferred Stock	2,100	—	2,100	—
Embedded derivative related to the convertible notes (included in debt)	6,867	(4,370)	21,876	10,377
Total change in fair value	$48,663	$(27,862)	$105,056	$30,589
Put/Call. On April 29, 2014, the Company entered into a put/call agreement with affiliates of Luxor Capital Group LP (collectively with its affiliates, “Luxor”), which was amended on December 19, 2014 in connection with the exchange of Series A Preferred Stock for Series B Preferred Stock and Series C Preferred Stock. Under this agreement, subject to certain conditions, (i) the Company had the right to repurchase Luxor’s interest in RCS Capital Management, which was 19.46% (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by the Company and Luxor pursuant to the agreement) in shares of Class A common stock (or, at the Company’s option, a cash equivalent); and (ii) Luxor had the right to require the Company to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at the Company’s option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C Preferred Stock).

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The put/call agreement provided that the Members could have elected to purchase all the Luxor percentage interest offered to the Company for an amount equal to the value of the Class A common stock required to be delivered by the Company for cash, shares of Class A common stock or a combination thereof. If the Company was prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the Members would have been required to purchase the Luxor percentage interest under the same terms.
Pursuant to the Termination Agreement (as described in Note 19), the put/call agreement was terminated on August 13, 2015. See Note 19 for more information.
Embedded derivatives related to the preferred stock and convertible notes. The Series B Preferred Stock is not convertible but includes an option for the Company to call the instrument in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a Change of Control (as defined in the Series B COD) and as a result of which the Company is not the surviving entity that is considered an embedded derivative that is not clearly and closely related to the host instrument. As a result, this feature must be bifurcated and accounted for as a separate derivative.
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
The Series D Preferred Stock is convertible, at the option of the holder, into shares of Class A common stock. The convertible features and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. The Company adjusts the carrying value of the compound derivative to fair value at each reporting date, or the date of conversion, and recognizes the change in fair value in the consolidated statements of operations. The Company entered into a forward derivative contract on August 6, 2015 to issue the Series D Preferred Stock. The Company recognized other revenue to reflect the change in value of the forward derivative contract from issuance through settlement. On August 19, 2015, the forward derivative contract was settled with the issuance of the Series D Preferred Stock.
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
On July 10, 2014, the Company paid $3.3 million in dividends. During the period of April 29, 2014 through September 30, 2014, the Company recognized a deemed dividend of $194.8 million on its Series A Preferred Stock. See Note 15 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Exchange and Conversion of Outstanding Series A Preferred Stock. During the fourth quarter of 2014, Luxor elected to convert 3,073,553 shares of Series A Preferred Stock into 5,405,601 shares of Class A common stock. On December 19, 2014 the Company exchanged the remaining 11,584,427 shares of Series A Preferred Stock for 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C Preferred Stock. $3.0 million of accrued and unpaid dividends on Series A Preferred Stock through December 12, 2014, the date of submission for conversion, were proportionately added to the amount of dividends due on the Series B Preferred Stock and the Series C Preferred Stock on January 12, 2015, the first dividend payment date.
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
The Series B Preferred Stock ranks pari passu with the Series C Preferred Stock.
In the event of (A) a dissolution or winding up of the Company, whether voluntary or involuntary, (B) a consolidation or merger of the Company with and into one or more entities which are not the Company’s affiliates which results in a change of control, or (C) a sale or transfer of all or substantially all of the Company’s assets other than to an affiliate of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of equity securities junior to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock are entitled (subject to the redemption rights of such holders in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which the Company is not the surviving entity) to receive an amount equal to the liquidation preference plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of the final distribution to such holder.
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
September 30, 2015

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
The Series C Preferred Stock ranks pari passu with the Series B Preferred Stock.
In the event of (A) a dissolution or winding up of the Company, whether voluntary or involuntary, (B) a consolidation or merger of the Company with and into one or more entities which are not the Company’s affiliates which results in a change of control, or (C) a sale or transfer of all or substantially all the Company’s assets other than to an affiliate of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of equity securities junior to the Series C Preferred Stock, the holders of shares of Series C Preferred Stock are entitled (subject to the redemption rights of such holders in connection with a consolidation or merger of the Company with one or more entities that are not its affiliates which results in a change of control and as a result of which the Company is not the surviving entity) to receive an amount equal to the greater of: (i) the liquidation preference plus an amount equal to all accrued and unpaid dividends from the date immediately following the immediately preceding dividend payment date to the date of the final distribution to such holder; and (ii) an amount per share of Series C Preferred Stock equal to the amount or consideration which would have been payable had each share of Series C Preferred Stock been converted into shares of Class A common stock.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The terms of the Series C Preferred Stock set forth in the related certificate of designation include voting rights relating to the issuance of additional preferred securities, amending the provisions of the related certificate of designation, affiliate transactions and the incurrence of indebtedness.
Series D Preferred Stock. On August 6, 2015, the Company and each of APH and Luxor entered into separate Investment Agreements (the “Investment Agreements”) under which APH agreed to purchase 1,000,000 shares of Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”) for a purchase price of $25.0 million and Luxor agreed to acquire 500,000 shares of Series D-2 preferred stock (the “Series D-2 Preferred Stock” and collectively with the Series D-1 Preferred Stock, the “Series D Preferred Stock”) for a purchase price of $12.5 million. The proceeds from the sale of the Series D Preferred Stock will be used for general corporate and working capital purposes. On November 9, 2015, AR Capital, LLC purchased all the outstanding shares of Series D-1 Preferred Stock from APH.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The Series D-1 Preferred Stock and Series D-2 Preferred Stock will have identical rights except for the right of the Series D-1 Preferred Stock to elect two directors. For so long as APH and its affiliates own at least a majority of the then outstanding shares of Series D-1 Preferred Stock or at least 25% of the Series D-1 Preferred Stock originally issued to them, the holders of a majority of the outstanding shares of Series D-1 Preferred Stock will be entitled to elect two directors. Upon the transfer of all the outstanding shares of Series D-1 Preferred Stock to AR Capital, LLC, this right to elect two directors was terminated. See Note 22 for more information.
The Company also recognized a deemed dividend of $17.1 million in connection with the issuance of the Series D Preferred Stock. This deemed dividend represents the difference between redemption value of the Series D Preferred Stock (based on the if-converted price) and the amount of the proceeds allocated to the Series D Preferred Stock after amounts were allocated to the embedded derivatives and the forward derivate contract to issue the Series D Preferred Stock. The Series D Preferred Stock could have been settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the common stockholders. See Note 15 for more information.
Preferred Stock Dividends. As of September 30, 2015 and December 31, 2014, the Company accrued the following preferred dividends:

($ in thousands)	September 30, 2015	December 31, 2014
Series B Preferred Stock	$4,306	$797
Series C Preferred Stock	2,032	385
Series D-1 Preferred Stock	320	—
Series D-2 Preferred Stock	160	—
Ending liquidation preference, September 30, 2015	$6,818	$1,182
The Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock dividend accruals are included in other liabilities in the consolidated statements of financial condition.
Any dividends that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date. The following table presents the liquidation preferences for the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock:

($ in thousands)	Series B Preferred Stock	Series C Preferred Stock	Series D-1 Preferred Stock	Series D-2 Preferred Stock
Issuance liquidation preference, December 12, 2014	$145,000	$110,000	$—	$—
Allocation of Series A Preferred Stock accrued and unpaid dividends	1,700	1,288	—	—
2014 4th quarter dividend accrual	797	385	—	—
2014 4th quarter dividend paid-in-kind increase	352	239	—	—
2015 1st quarter dividend accrual	4,056	1,954	—	—
2015 1st quarter dividend paid-in-kind increase	553	279	—	—
Issuance liquidation preference, August 19, 2015	—	—	25,000	12,500
2015 2nd quarter dividend accrual	4,177	1,992	—	—
2015 2nd quarter dividend paid-in-kind increase	569	285	—	—
Ending liquidation preference, September 30, 2015	$157,204	$116,422	$25,000	$12,500
On October 12, 2015, the liquidation preferences of the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock increased by the following amount to reflect the accrued and unpaid dividends:

($ in thousands)	Series B Preferred Stock	Series C Preferred Stock	Series D-1 Preferred Stock	Series D-2 Preferred Stock
Liquidation preference increase, October 12, 2015	$4,893	$2,322	$365	$182

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

12. Stockholders’ Equity
As of September 30, 2015, the Company had the following classes of common stock and non-controlling interests:
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
During the nine months ended September 30, 2015 and September 30, 2014, the Company granted 1,554,138 and 2,366,703 shares, net of forfeited and retired grants, of its Class A common stock in the form of restricted stock awards under the RCAP Equity Plan (as defined below) and FA RSU Plan (as defined below). See Note 13 for more information.
On February 23, 2015, the Company issued 2,042,022 shares of its Class A common stock pursuant to the conversion of a portion of the Company’s outstanding Series A Preferred Stock. See Note 11 for more information.
On August 13, 2015, the Company issued 2,470,325 shares of its Class A common stock pursuant to the Termination Agreement (as described in Note 19). See Note 19 for more information.
During the nine months ended September 30, 2014, the Class A common stock issued as consideration in connection with the acquisitions of Summit, J.P. Turner, First Allied, ICH, Trupoly and StratCap was 498,884 shares, 239,362 shares, 11,264,929 shares, 2,027,966 shares (2,029,261 shares issued on July 11, 2014, of which 1,295 shares were subsequently canceled on October 6, 2014 as an adjustment to the final consideration), 33,652 shares and 464,317 shares, respectively. During the nine months ended September 30, 2015, the Class A common stock issued as consideration in connection with the acquisitions of VSR and Girard was 2,436,429 shares and 549,529 shares, respectively. On March 4, 2015, the Company amended its agreement with J.P. Turner to settle the remaining contingent and deferred consideration for the J.P. Turner acquisition and issued 245,813 shares of Class A common stock. On July 21, 2015, the Company settled the net post-closing consideration for Trupoly by issuing 135,311 shares of Class A common stock. On July 24, 2015, the Company settled the net post-closing consideration for Girard by issuing 6,563 shares of Class A common stock. On August 20, 2015, the Company settled the net post-closing consideration for Docupace by issuing 5,461,843 shares of Class A common stock. See Note 3 for more information.
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
Class B common stock. As of September 30, 2015, RCAP Holdings owns the sole outstanding share of Class B common stock, which entitles it to one vote more than 50% of the voting rights of the Company, and thereby controls the Company. Holders of Class B common stock have no economic rights (including no rights to dividends and distributions upon liquidation).
Docupace non-controlling interest. The non-controlling shareholder of Docupace participates with the Company in the economic benefits of the post combination entity. Accordingly, the Company included the appropriate portion of Docupace’s net assets and operating loss that it does not own in non-controlling interests on the consolidated statement of financial condition and the consolidated statements of operations, respectively. See Note 3 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
The following table details the restricted shares activity during the nine months ended September 30, 2015:

	Shares of Restricted Common Stock	Weighted-Average Issue Price	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	2,276,713	$34.86	$79,375	3.09
Granted	1,873,471	10.65	19,952	4.10
Less: vested	614,511	25.57	15,713	N/A
Less: forfeited	203,761	36.78	7,494	N/A
Less: retired	245,386	31.56	7,744	N/A
Nonvested, September 30, 2015	3,086,526	$22.15	$68,376	2.91
The Company recorded stock-based compensation expenses pursuant to the RCAP Equity Plan for continuing operations for the three and nine months ended September 30, 2015 and September 30, 2014 in the consolidated statements of operations as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Internal commissions, payroll and benefits	$3,466	$1,682	$9,214	$5,232
Restricted Stock Awards Granted by an Entity that was Previously a Related Party
An entity that was previously a related party also granted restricted stock awards (of the related party’s stock) to certain employees of the Company for services provided by Company employees on behalf of such related party. During the three and nine months ended September 30, 2015, the Company recorded contra-expenses of $0.6 million and expenses of $0.8 million, respectively, of stock-based compensation derived from these grants which are included in internal commissions, payroll and benefits expense and loss from operations of discontinued operations in the consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recorded $0.2 million and $2.7 million, respectively, of stock-based compensation expenses derived from these grants which are included in internal commissions, payroll and benefits expense and loss from operations of discontinued operations in the consolidated statements of operations.
The following table details the restricted shares activity related to restricted stock awards of an entity that was previously a related party granted to RCAP employees during the nine months ended September 30, 2015:

	Shares of Restricted Common Stock of a Related Party	Weighted-Average Fair Value Per Share	Aggregate Value (in thousands)	Weighted-Average Vesting Period Remaining (years)
Nonvested, December 31, 2014	368,625	$9.05	$3,335	2.83
Granted	—	—	—	—
Less: vested	133,514	7.72	1,031	N/A
Less: forfeited	5,000	7.72	39	N/A
Less: retired	628	7.72	5	N/A
Nonvested, September 30, 2015	229,483	$7.72	$1,772	1.86

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

FA RSU Plan
Restricted units were issued to certain employees under the First Allied Holdings 2013 Restricted Unit Plan (the “FA RSU Plan”) to provide for the grant of phantom stock in connection with the acquisition of First Allied by RCAP Holdings. During the nine months ended September 30, 2015, the company issued 129,814 shares to settle a portion of the restricted units issued under the FA RSU Plan. During the three and nine months ended September 30, 2015, the Company recorded contra-expenses $0.3 million of stock-based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recorded $0.8 million and $2.2 million, respectively, of stock-based compensation pursuant to the FA RSU Plan which is included in internal commissions, payroll and benefits expense in the consolidated statements of operations. As of September 30, 2015, 72,416 nonvested restricted units were outstanding under the FA RSU Plan.
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
For the three and nine months ended September 30, 2015, the Company recorded an immaterial amount of expenses to internal commissions, payroll and benefits and loss from discontinued operations in the consolidated statements of operations for expenses derived from the 2014 Stock Purchase Program. The Company did not incur expenses pursuant to the 2014 Stock Purchase Program during the three and nine months ended September 30, 2014.
14. Income Taxes
The following table presents the net deferred tax liability primarily related to intangible assets acquired as a result of the recent acquisitions:

($ in thousands)	September 30, 2015	December 31, 2014
Net deferred tax liability	$149,340	$266,202
The following table presents the Company’s effective tax rate:

	Nine Months Ended September 30,
	2015	2014
Effective tax rate	25.04%	18.35%
For the nine months ended September 30, 2015, state income taxes had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate and the Company’s effective tax rate. In addition the difference between the Company’s U.S. statutory rate and the Company’s effective rate is the result of permanent items such as travel and entertainment and transaction costs as well as discrete items such as changes in the fair value of the Company’s contingent consideration and derivative liabilities.
The Company believes that, as of September 30, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of September 30, 2015.
The Company files tax returns in the U.S. federal and various state jurisdictions. The Company will be open to audit under the statute of limitations by the Internal Revenue Service for its 2011 to 2014 tax years. The Company or its subsidiaries’ state income tax returns will be open to audit under the statute of limitations for 2010 to 2014.
Section 382 of the Internal Revenue Code. In accordance with Section 382 of the Internal Revenue Code, in general, a change in equity ownership of greater than 50% of a corporation within a three-year period results in an annual limitation on the corporation’s go-forward ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.
As a result of an equity issuance in June 2014 the Company experienced an ownership change under Section 382 at that time. However, the Company does not believe that the Section 382 limitation resulting from the June 2014 ownership change will have a significant effect on the Company’s ability to utilize the federal NOL carryforward that existed at that time.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

While it is not anticipated that the June 2014 ownership change under Section 382 will have a meaningful impact on the Company, any future Section 382 ownership changes that the Company may experience may yield a more restrictive limitation on the Company’s ability to use its NOL carryforwards existing as of the date of any future ownership change.
The Company’s U.S. federal NOL carryforwards will begin to expire in 2023.
15. Earnings Per Share
For a discussion of the computation of basic and diluted earnings per share, see Note 15 of the 2014 10-K/A.
The following tables present the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2015	2014	2015	2014
Basic earnings per share
Net income (loss) from continuing operations	$(266,538)	$(32,298)	$(340,062)	$26,803
Less: net income (loss) attributable to non-controlling interests	(9,146)	—	(11,374)	9,120
Less: preferred dividends and deemed dividend	24,820	4,725	38,422	202,802
Net loss from continuing operations attributable to Class A common stockholders(1)	(282,212)	(37,023)	(367,110)	(185,119)
Allocation of earnings to participating securities	—	—	—	(729)
Net loss from continuing operations attributable to Class A common stockholders	(282,212)	(37,023)	(367,110)	(185,848)

Net (loss) income from discontinued operations attributable to Class A common stockholders	(24,556)	29	(32,562)	1,549

Total weighted average basic shares outstanding(2)(3)	80,135,509	62,906,270	75,123,655	44,388,158

Net loss from continuing operations per share	$(3.52)	$(0.59)	$(4.89)	$(4.19)
Net (loss) income from discontinued operations per share	(0.31)	—	(0.43)	0.04
Net loss per share	$(3.83)	$(0.59)	$(5.32)	$(4.15)

Diluted earnings per share
Net loss from continuing operations attributable to Class A common stockholders(1)	$(282,212)	$(37,023)	$(367,110)	$(185,119)
Allocation of earnings to participating securities	—	—	—	(729)
Add: Series C Preferred Stock(4)	—	—	(62,463)	—
Net loss from continuing operations attributable to Class A common stockholders	(282,212)	(37,023)	(429,573)	(185,848)

Net (loss) income from discontinued operations attributable to Class A common stockholders	(24,556)	29	(32,562)	1,549

Total weighted average basic shares outstanding(2)(3)	80,135,509	62,906,270	75,123,655	44,388,158
Add: Series C Preferred Stock(4)	—	—	9,111,852	—
Total weighted average diluted shares outstanding	80,135,509	62,906,270	84,235,507	44,388,158

Net loss from continuing operations per share	$(3.52)	$(0.59)	$(5.10)	$(4.19)
Net (loss) income from discontinued operations per share	(0.31)	—	(0.39)	0.04
Net loss per share	$(3.83)	$(0.59)	$(5.49)	$(4.15)
_____________________
(1) Included in net loss attributable to Class A common stockholders for the nine months ended September 30, 2014 is a deemed dividend of $194.8 million. Included in net loss attributable to Class A common stockholders for the three and nine months ended September 30, 2015 are deemed dividends of $17.1 million. These deemed dividends represent the difference between redemption value of the convertible preferred stock (based on the if-converted price) and the amount of the proceeds that were allocated to the convertible preferred stock excluding the embedded derivative and was recognized in the period in which the preferred stock was issued. The convertible preferred stock can be settled in cash in certain situations; therefore, the Company was required to accrete up to the redemption value. This accretion was recognized in its entirety resulting in a reduction in the income attributable to the Class A common stockholders.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

(2) Weighted average shares outstanding for the three and nine months ended September 30, 2015 were calculated assuming that the 2,042,022 shares of Class A common stock issued on February 23, 2015 pursuant to the submission for conversion of Series A preferred stock on December 12, 2014 were outstanding for the entire period. Weighted average shares outstanding for the three and nine months ended September 30, 2015 were calculated assuming that the 3,138,372 shares of Class A common stock issued on October 14, 2015 pursuant to the Termination Agreement (as described in Note 19) were outstanding beginning on August 13, 2015.
(3) Weighted average shares outstanding for the three and nine months ended September 30, 2014 were calculated assuming that the 11,264,929 shares of Class A common stock issued on June 30, 2014 in connection with the closing of the First Allied acquisition were outstanding for the entire period.
(4) The following items were excluded from the calculation of earnings per share as the effect was antidilutive:

•
Incremental restricted shares, shares issuable under the terms of the convertible notes, shares issuable under the third tranche of the FA RSU plan, shares of Class A common stock contingently issuable as consideration for certain recent acquisitions, outstanding warrants issued under the 2014 Stock Purchase Program, shares issuable under the terms of the Series D-1 Preferred Stock and the Series D-2 Preferred Stock for the three and nine months ended September 30, 2015. Additionally, shares issuable under the terms of the Series C Preferred Stock were excluded for the three months ended September 30, 2015.

•
LTIP Units, incremental restricted shares, shares issuable under the terms of the convertible notes and the Series A Preferred Stock, shares issuable under the FA RSU plan, shares of Class A common stock contingently issuable as consideration for certain recent acquisitions and outstanding warrants under the Stock Purchase Program for the three and nine months ended September 30, 2014. Additionally, shares issuable under the terms of the Series C Preferred Stock, Series D-1 Preferred Stock and Series D-2 Preferred Stock were excluded for the three and nine months ended September 30, 2014 as all three series were not issued until after September 30, 2014.

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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

As of September 30, 2015, the Company had approximately 13% of its total receivables, inclusive of the receivables in the assets of businesses held for sale, concentrated with one clearing organization. As of December 31, 2014, the Company had no significant accounts receivable, inclusive of the receivables in the assets of businesses held for sale, concentrations with any of its counterparties.
17. Commitments and Contingencies
Leases. The Company leases certain facilities and equipment under various operating leases. These leases are generally subject to scheduled base rent and maintenance cost increases, which are recognized on a straight-line basis over the period of the leases. Total rent expense recognized in continuing operations for operating leases was approximately $3.7 million and $10.0 million for the three and nine months ended September 30, 2015, respectively, and $2.7 million and $5.3 million for the three and nine months ended September 30, 2014, respectively. The following table shows the future annual minimum rental payments due:

($ in thousands)	Twelve Months Ended September 30,
2016	$11,486
2017	10,262
2018	9,013
2019	7,490
2020	7,286
Thereafter	19,971
Total	$65,508
Service contracts. The Company has contracted with third parties to perform back-office processing services. The following table shows the future annual minimum payments due:

($ in thousands)	Twelve Months Ended September 30,
2016	$10,023
2017	7,908
2018	6,567
2019	6,567
2020	5,619
Thereafter	—
Total	$36,684
Lines of credit. As of September 30, 2015, the Company had three lines of credit. The first line of credit pursuant to the Bank Facilities is for $25.0 million, and as of September 30, 2015, $23.0 million was outstanding. The second line of credit is related to Cetera’s clearing business, which was acquired in the Cetera acquisition, is for $50.0 million with no maturity date and as of September 30, 2015, no amount was outstanding. The third line of credit, which was acquired in the ICH acquisition, is for $1.0 million with no maturity date and as of September 30, 2015, no amount was outstanding. See Note 9 for more information.
Revolving line of credit commitment. On April 16, 2015, the Company entered into an agreement to provide a fund manager with a $4.0 million revolving line of credit and as of September 30, 2015, $0.3 million was outstanding.
Private equity commitment. As of September 30, 2015, the Company had a commitment to invest up to $0.01 million in private equity funds.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The Company recognizes a liability with regard to a legal proceeding when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, however, the Company accrues the minimum amount in the range. The Company maintains insurance coverage, including general liability, directors and officers, errors and omissions, excess entity errors and omissions and fidelity bond insurance. The Company records legal reserves and related insurance recoveries on a gross basis. As of September 30, 2015, the Company recorded legal reserves related to several matters of $11.3 million in other liabilities in the consolidated statement of financial condition.
Defense costs with regard to legal proceedings are expensed as incurred and classified as professional services within the consolidated statements of operations. When there is indemnification or insurance, the Company may engage in defense or settlement and subsequently seek reimbursement for such matters.
There are 26 cases that are “reasonably possible” for which the Company has determined it is not presently capable of providing a reasonable estimate of the individual losses. The Company presently estimates the possible aggregate loss on these matters as being between $3.5 million to $7.3 million as of September 30, 2015. These matters are generally arbitrations or other matters brought against various broker-dealers owned by the Company.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

On December 4, 2014, the Company entered into a binding term sheet with ARCP to settle the ARCP Action. Pursuant to the terms of the settlement, the Company paid ARCP a negotiated break-up fee consisting of a cash payment of $32.7 million and a $15.3 million, two-year promissory note bearing interest at a rate of 8% per annum, and ARCP dismissed with prejudice its lawsuit against the Company and, accordingly, the acquisition of Cole Capital did not proceed. The promissory note is recorded in debt on the consolidated statements of financial condition, and the principal amount of the promissory note is due in three payments of $7.7 million, $3.8 million and $3.8 million on March 31, 2016, September 30, 2016 and March 31, 2017, respectively. The Company and ARCP also agreed, among other things, that ARCP would keep the $10.0 million payment delivered by the Company in connection with the First Closing and the Company would release ARCP from its obligation to pay $2.0 million in respect of structuring services provided by Realty Capital Securities in connection with ARCP’s May 2014 equity offering. As part of the binding term sheet, we agreed with ARCP to work together in good faith to terminate any remaining agreements between ARCP and the Company, and this process is ongoing.
American Realty Capital Healthcare Trust Litigation
In connection with the proposed acquisition by Ventas, Inc. (“Ventas”) of all the outstanding stock of American Realty Capital Healthcare Trust, Inc. (“ARCH”), purported shareholders of ARCH have filed multiple class action lawsuits in the Circuit Court for Baltimore City, Maryland and other jurisdictions. Two of these actions named Realty Capital Securities among others, as a defendant. The actions are: Shine v. American Realty Capital Healthcare Trust, Inc. et al filed June 13, 2014 and Abbassi, et al. v. American Realty Capital Healthcare Trust, Inc. et al. filed July 9, 2014. The actions also assert derivative claims on behalf of ARCH against Realty Capital Securities. On October 10, 2014, lead plaintiffs in the Maryland state court action filed a “Consolidated Amended Derivative and Direct Class Action Complaint,” asserting direct and derivative claims of aiding and abetting a breach of fiduciary duty against multiple defendants, including Realty Capital Securities, arising from their roles providing services to ARCH in connection with the proposed acquisition of ARCH by Ventas and seek (i) to enjoin the proposed acquisition and (ii) recover damages if the proposed acquisition is completed (the “Maryland State Action”). A similar shareholder action, Rosenzweig v. American Realty Capital Healthcare Trust, Inc. et al, 1:14-cv-02019-GLR, was filed in federal court for the District of Maryland (the “Maryland Federal Action”).
On January 2, 2015 and January 5, 2015, the parties to Maryland State Action and the Maryland Federal Action executed separate memoranda of understanding regarding settlement of all claims asserted on behalf of each alleged class of ARCH stockholders in each case. In connection with the settlement contemplated by each memoranda of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. Pursuant to the executed memoranda of understanding, ARCH made certain additional disclosures related to the Ventas transaction.
The parties to the Maryland State Action executed a stipulation of settlement as of August 13, 2015. The court has not issued a Preliminary Approval Order. ARCH and Ventas have agreed to pay the plaintiff’s counsel in the Maryland Federal Action a mootness fee of $0.5 million, contingent upon settlement of the Maryland State Action pursuant to the terms of the stipulation of settlement and dismissal of the Maryland Federal Action. Defendants have agreed not to object or oppose any application for fees and expenses made by lead counsel in the Maryland State Action provided such application is for an award no greater than $0.5 million. There can be no assurance that the applicable court will approve the settlement outlined in the stipulation of settlement.
The Company believes that such lawsuits are without merit, but the ultimate outcome of the matter cannot be predicted with certainty. Neither the outcome of the lawsuits nor an estimate of a probable loss or any reasonable possible losses is determinable at this time. No provisions for any losses related to the lawsuits have been recorded in the accompanying consolidated financial as of September 30, 2015. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. All defendants had previously stated in court filings that they believe that the claims are without merit and are defending against them vigorously.
RCS Capital Corporation Shareholder Class Action Litigation
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
September 30, 2015

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
The Company has filed a motion to dismiss the Weston amended complaint in its entirety. Oral argument is scheduled for February 2, 2016. The Company believes the Weston amended complaint is without merit and intends to vigorously defend itself against its allegations.
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
The Company believes the amended complaint is without merit and intends to vigorously defend itself against the allegations contained in the complaint. The Company has filed a motion to dismiss all of the claims against it and Realty Capital Securities. Oral argument was held on October 27, 2015. On November 6, 2015, the court issued a summary order denying in part and granting in part defendants’ motion to dismiss and granting plaintiffs’ leave to file on a second amended complaint. The Court has given plaintiffs until December 11, 2015 to file a second amended complaint to cure deficiencies that the court identified in the amended complaint and defendants will have until February 11, 2016 to answer or file motions to dismiss the second amended complaint.
The Company was also named in an individual action filed in federal court in Arizona captioned Vanguard Specialized Funds et al v. Vereit, Inc. et al. (2:15-CV-02157-ESW) brought by certain mutual funds that purchased or otherwise acquired common stock of ARCP between February 13, 2012 and October 29, 2014. The lawsuit’s claims, premised on Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, and the Arizona consumer fraud statute, allege generally that defendants issued or assisted in the issuance of false and misleading statements to the investing public, including in registration statements, prospectuses, proxies and other public statements and press releases, concerning ARCP’s financial results as part of a scheme to artificially inflate the value of ARCP’s securities.
The complaint alleges that the Company is a “control person” of ARCP under the securities laws and thus plaintiffs seek to hold the Company responsible for the alleged misstatements of ARCP and its officers and directors. The Company is also named as a defendant in causes of action under the Arizona consumer fraud statute. The Company is not yet required to respond to the complaint in this matter. The Company believes the Vanguard complaint is without merit and intends to vigorously defend itself against the allegations contained in the complaint.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Realty Capital Securities was also named in an individual action filed on October 28, 2015 in federal court in New York captioned BlackRock ACS US Equity Tracker et al. v. American Realty Capital Properties, Inc., et al. (No. 15-cv-08464), Realty Capital Securities is named as a defendant in claims based on Sections 11 and 12 of the Securities Act of 1933 based on its role as a co-manager of ARCP’s July 2013 convertible notes offering. Realty Capital Securities is not yet required to respond to the complaint in this matter. The Company believes the BlackRock complaint is without merit and intends to vigorously defend itself against the allegations contained in the complaint.
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
On April 27, 2015, Realty Capital Securities received a subpoena from the Division seeking information about non-cash compensation paid by Realty Capital Securities.
On June 11, 2015, Realty Capital Securities received an additional subpoena from the Division, seeking information about the proxy solicitation campaign for a direct investment program sponsored by American Realty Capital and a list of Massachusetts residents who own such direct investment program. Realty Capital Securities has complied with the subpoena.
On November 2, 2015, Realty Capital Securities received an additional subpoena from the Division, seeking documents and information about Realty Capital Securities’ Boston, Massachusetts office. Realty Capital Securities is complying with the subpoena.
On November 12, 2015, the Division filed an administrative complaint against Realty Capital Securities, LLC (“RCS”) alleging that RCS violated the Massachusetts Uniform Securities Act and the regulations thereunder by fraudulently casting shareholder proxy votes in the Commonwealth of Massachusetts. The administrative complaint focuses on actions taken in connection with two stockholder meetings of Business Development Corporation of America and other alleged misconduct. It seeks to revoke RCS’ broker-dealer license in Massachusetts, to require RCS to cease and desist from further conduct in violation of the Act, and to impose a fine and censure of RCS. RCS’ response to the complaint is due on December 3, 2015. The Company is evaluating the complaint and will continue to work with the regulatory authorities to address the issues raised in the complaint.
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

18. Net Capital Requirements
The Company’s broker-dealers are each subject to the SEC Uniform Net Capital Rule 15c3-1. SEC Uniform Net Capital Rule 15c3-1 requires the maintenance of the greater of the minimum dollar amount of net capital required, which is based on the nature of each broker-dealer’s business, or 1/15th of the aggregate indebtedness, as defined, and requires that the ratio of aggregate indebtedness to net capital, both as defined, not exceed 15 to 1. Certain of the Company’s broker-dealers have elected to use the alternative method of computing net capital which requires the maintenance of minimum net capital of the greater of $250,000 or 2% of aggregate debit items. While the net capital requirement is specific to each broker-dealer, the table below provides the aggregated net capital requirements by segment of the Company’s broker-dealers as of September 30, 2015 and December 31, 2014.

($ in thousands)	September 30, 2015	December 31, 2014
Independent retail advice(1):
Net capital	$66,863	$63,871
Required net capital	2,864	2,640
Net capital in excess of required net capital	$63,999	$61,231
Wholesale distribution:
Net capital	$1,085	$2,004
Required net capital	250	250
Net capital in excess of required net capital	$835	$1,754
Investment management:
Net capital	$2,016	$2,145
Required net capital	5	5
Net capital in excess of required net capital	$2,011	$2,140
___________________
(1) VSR Financial Services, Inc. and Girard Securities, Inc. were not under the control of the Company as of December 31, 2014. Therefore, they were not included in the net capital calculation as of December 31, 2014.
As of and during the nine months ended September 30, 2015 all of the Company’s subsidiaries were in compliance with their net capital requirements except J.P. Turner & Company LLC and VSR Financial Services, Inc. J.P. Turner & Company LLC received a capital contribution of $4.0 million from the Company on April 17, 2015 to correct a net capital deficiency from March 20, 2015 through April 16, 2015. J.P. Turner & Company LLC also received a capital contribution of $2.0 million from the Company on August 28, 2015 to correct a net capital deficiency from August 27, 2015 through August 28, 2015. J.P. Turner & Company LLC was in compliance with minimum net capital requirements as of September 30, 2015. VSR Financial Services, Inc. received a capital contribution of $4.0 million from the Company on May 6, 2015, to correct a net capital deficiency from April 1, 2015 through May 5, 2015. VSR Financial Services, Inc. was in compliance with minimum net capital requirements as of September 30, 2015.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

19. Related Party Transactions
A significant portion of the Company’s revenues relate to fees earned from transactions with or on behalf of AR Capital, LLC and its affiliates or related parties as well as certain transactions that are co-sponsored by an affiliate or related party of ARC Capital LLC, including investment banking fees, services fees, transfer agent fees and wholesale broker-dealer commissions and concessions, in the ordinary course of its trade or business. The revenues earned from related party transactions for the three and nine months ended September 30, 2015 and September 30, 2014 were recorded in the consolidated statements of operations as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment banking fees - related party products	$768	$12,911	$12,671	$62,320
Services revenue - related party products	5,627	8,287	18,547	24,680
Reimbursable expenses - related party products	135	294	659	6,607
Total revenues from related party transactions in continuing operations	$6,530	$21,492	$31,877	$93,607
As of September 30, 2015 and December 31, 2014, the receivables for such related party revenues were recorded in the consolidated statements of financial condition as follows:

($ in thousands)	September 30, 2015	December 31, 2014
Accounts receivable - due from related parties	$9,341	$24,857
Assets of businesses held for sale	4,000	6,724
Total receivables due from related parties	$13,341	$31,581
Pursuant to a shared services agreement, beginning on January 1, 2013, AR Capital, LLC charges the Company for the services of information technology, human resources, accounting services and office services and facilities. For these services, the Company incurred expenses of $1.3 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $4.3 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the payables for such expenses were $3.7 million and $0.5 million, respectively.
The Company incurs expenses directly for certain services. The Company either allocates certain of these expenses to its operating subsidiaries or causes RCAP Holdings to pay its portion based on RCAP Holdings’ ownership interest. Expenses that are directly attributable to a specific subsidiary are fully allocated to the appropriate subsidiary. Expenses that are not specific to a subsidiary are allocated on a reasonable basis, as determined by the Company its sole discretion. Upon classification of Realty Capital Securities and ANST as discontinued operations, the indirect overhead expenses previously allocated to Realty Capital Securities and ANST were reallocated to the Corporate and other segment. Interest expense on the Company’s debt, share-based compensation related to the Company’s board of directors, expenses related to the 2013 Manager Multi-Year Outperformance Agreement entered into between the Company and RCS Capital Management (the “OPP”), changes in the fair value of the Company’s derivative contracts and acquisition-related expenses are not allocated to the subsidiaries. The intercompany receivables and payables for the allocated expenses are eliminated in consolidation and are settled quarterly. During the three and nine months ended September 30, 2015, the Company’s operating subsidiaries incurred $3.0 million and $10.3 million, respectively, related to such expenses. During the three and nine months ended September 30, 2014, the Company’s operating subsidiaries incurred $3.2 million and $10.0 million, respectively, related to such expenses. There were no expenses payable by RCAP Holdings as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, the Members owned 37.84% and 43.34%, respectively, of Class A common stock outstanding primarily obtained as a result of the 2014 Restructuring Transactions, the contribution of First Allied and the Termination Agreement (as described below). From time to time, RCAP Holdings, or the Members, may purchase shares of Class A common stock in the secondary market.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

In March 2014, Realty Capital Securities leased a lodging facility in Newport, Rhode Island from a related party, ARC HTNEWRI001, LLC. Realty Capital Securities also entered into an agreement with another affiliate, Crestline Hotels and Resorts, LLC (“Crestline”) to manage and operate the lodging facility. Crestline remits the lodging facility’s revenue to the Company, net of the fees from Crestline. During the three and nine months ended September 30, 2015, the Company incurred $0.03 million and $0.1 million, respectively, in rent expense in connection with this lease. During the three and nine months ended September 30, 2014, the Company incurred $0.03 million and $0.1 million, respectively, in rent expense in connection with this lease. The Company did not earn any revenue from the Crestline agreement during the three and nine months ended September 30, 2015 and 2014.
Services Agreement (formerly the Management Agreement). The Company had a Services Agreement with RCS Capital Management under which it was to pay a quarterly fee in an amount equal to 10% of its aggregate pre-tax U.S. GAAP net income, not including the quarterly fee, calculated and payable quarterly in arrears, subject to its aggregate U.S. GAAP net income being positive for the current and three preceding calendar quarters. The Services Agreement also required that the Company pay RCS Capital Management an incentive fee, calculated and payable quarterly in arrears, that is based on the Company’s earnings and stock price.
On August 6, 2015 the Company and RCS Holdings entered into an agreement (the “Termination Agreement”) with RCS Capital Management, LLC (“RCM”), each of the members of RCM, who were also members of RCAP Holdings, and Luxor, pursuant to which RCM and its members agreed to terminate the Services Agreement. Pursuant to the Termination Agreement, the members of RCAP Holdings received 1,710,325 shares of Class A common stock on August 13, 2015 and 898,372 shares of Class A common stock on October 14, 2015 as consideration for the termination of the Services Agreement. Luxor received 760,000 shares of Class A common stock on August 13, 2015 and 2,240,000 shares of Class A common stock on October 14, 2015 pursuant to the Termination Agreement as consideration for the termination of both the Services Agreement and in settlement of its rights under the Put & Call Agreement. Under the Put & Call Agreement, Luxor had the right to put its interest in RCM to the Company and RCS Holdings for a number of shares (or an equivalent cash payment) equal to Luxor’s membership interest in RCM (which is equal to 19.46%) multiplied by the outstanding shares of Class A common stock (assuming conversion of convertible securities issued to Luxor) multiplied by 0.15. The issuance of more than 0.99% of the outstanding Class A common stock to Luxor and to certain other members who are related parties of the Company was subject to stockholder approval in accordance with the rules of the NYSE. A second closing took place following receipt of such approval, at which the balance of the Class A common stock was issued.
The Termination Agreement included mutual releases by the Company and RCS Holdings and the members of RCM in connection with matters arising from or related to the Services Agreement and the Put & Call Agreement.
The Company did not incur a quarterly fee for the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014. The quarterly fee earned by RCS Capital Management for the nine months ended September 30, 2014 was $2.0 million, which is the expense recorded by the Company, and of which $0.3 million is recorded in loss from discontinued operations in the consolidated statements of operations. The Company did not have a payable related to the quarterly fee as of September 30, 2015 or December 31, 2014.
The Company did not incur an incentive fee for the three and nine months ended September 30, 2015 or September 30, 2014. The Company did not have a payable related to the incentive fee as of September 30, 2015 or December 31, 2014.
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
For the nine months ended September 30, 2014, the Company recognized $9.7 million for the award under the OPP. Prior to December 31, 2014, the award under the OPP was included in the consolidated statements of operations, with an offset recorded to non-controlling interest.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Promissory Notes. On November 8, 2015 the Company entered into agreements with RCAP Holdings and Luxor to issue senior unsecured promissory notes (the “Promissory Notes”) with an aggregate principal amount of $27.0 million. The Promissory Notes were funded and issued on November 9, 2015. See Note 22 for more information.
Series D Preferred Stock. On November 9, 2015, AR Capital, LLC purchased all the outstanding shares of Series D-1 Preferred Stock from APH.
Mutual Funds. As of September 30, 2015 and December 31, 2014, the Company had investments in mutual funds which are recorded in the consolidated statements of financial condition as follows:

($ in thousands)	September 30, 2015	December 31, 2014
Available-for-sale securities	$2,676	$11,473
Assets of businesses held for sale	7,297	7,477
Total receivables due from related parties	$9,973	$18,950
During the three and nine months ended September 30, 2015, the Company recognized gains relating to the available-for-sale securities of $0.02 million and losses relating to the available-for-sale securities of $0.3 million, respectively, which are recorded in other revenue in the consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recognized gains relating to the available-for-sale securities of $0.01 million and $0.4 million, respectively, which are recorded in other revenue in the consolidated statements of operations.
20. Employee Benefits
401(k) and Health and Welfare Benefit Plan for Employees. The Company has several 401(k) and health and welfare defined contribution plans which have various eligibility standards, vesting requirements, and guidelines for matching. The related expenses for continuing operations for the three and nine months ended September 30, 2015 and September 30, 2014 were recorded in the consolidated statements of operations as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Internal commissions, payroll and benefits	$4,094	$3,363	$12,135	$5,933
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
For the three and nine months ended September 30, 2015 the Company recorded contra-expenses of $6.2 million and $4.5 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits. For the three and nine months ended September 30, 2014 the Company recorded contra-expenses of $1.7 million and expenses of $1.0 million, respectively, in the consolidated statements of operations in internal commissions, payroll and benefits. For the three and nine months ended September 30, 2015, the Company recorded contra-revenue of $6.2 million and $4.5 million from the economic hedges in the consolidated statements of operations in other revenue. For the three and nine months ended September 30, 2014, the Company recorded contra-revenue of $1.7 million and revenue of $1.0 million, respectively, from the economic hedges in the consolidated statements of operations in other revenue.
Additionally, the Company offers a deferred compensation plan in connection with a Rabbi Trust Agreement to certain of its financial advisors. For this plan, the Company recorded expenses of $0.3 million and $0.8 million for the three and nine months, respectively, ended September 30, 2015 in the consolidated statements of operations in internal commissions, payroll and benefits. For this plan, the Company recorded expenses of $0.3 million for the three and nine months ended September 30, 2014 in the consolidated statements of operations in internal commissions, payroll and benefits.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

21. Segment Reporting
The Company operates through its operating subsidiaries in six principal segments: Independent Retail Advice; Wholesale Distribution; Investment Banking, Capital Markets and Transaction Management Services; Investment Management; Investment Research; and Corporate and Other. The segment information does not include assets of businesses classified as held for sale or the operations classified as discontinued. See Note 4 for more information.
The Independent Retail Advice segment offers financial advice and investment solutions to investors through the broad network of financial advisors. Cetera, Summit, J.P. Turner, First Allied, ICH, VSR and Girard operate as independent subsidiaries under their own brand and management. During the second quarter of 2015, the Company determined that it would be more effective if J.P. Turner no longer operated as a separate broker-dealer subsidiary and that it would no longer use the J.P. Turner brand. The Company has invited certain financial advisors to join Summit. The change took place at the end of October 2015 at which time any advisors who were not invited to join Summit had their advisory contracts terminated.
The Wholesale Distribution segment includes StratCap, which through its broker-dealer subsidiary, distributes a platform of offerings consisting of two non-traded REITs, a non-traded BDC and two public, non-traded limited liability companies through a selling group comprised of FINRA member broker-dealers and RIAs.
The Investment Banking, Capital Markets and Transaction Management Services segment provides comprehensive strategic advisory, transaction management and transfer agency services focused on direct investment programs, particularly non-traded REITs through RCS Advisory, and the investment banking division of Realty Capital Securities. These strategic advisory services include mergers and acquisitions advisory, capital markets activities, registration management, and other transaction support services. This segment also includes the results from the Company’s majority interest in Docupace, a provider of integrated, electronic processing technologies and systems for financial institutions and wealth management firms.
The Investment Management segment provides investment advisory, distribution and other services to the Hatteras family of mutual funds and other registered investment products.
The Investment Research segment provides focused research, consulting, training and education, and due diligence on traditional and non-traditional investment products through SK Research.
Corporate and Other primarily includes interest expense on the Company’s debt, share-based compensation related to the Company’s board of directors and certain employees, expenses related to the OPP, changes in the fair value of the Company’s derivative contracts, certain acquisition-related expenses, changes in the fair value of contingent consideration, certain public company expenses and the results of operations for the Company’s crowdfunding platform and Trupoly (which has been rebranded under the name DirectVest).
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

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table presents the Company’s net revenues, expenses and income before taxes by segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014
Independent retail advice(1):
Revenues	$503,475	$495,972	$1,536,015	$912,884
Expenses	770,169	495,558	1,841,311	918,529
Income (loss)	$(266,694)	$414	$(305,296)	$(5,645)
Wholesale distribution(2):
Revenues	$21,595	$4,800	$67,814	$4,800
Expenses	29,619	5,336	211,884	5,336
Income (loss)	$(8,024)	$(536)	$(144,070)	$(536)
Investment banking, capital markets and transaction management services(3):
Revenues	$9,183	$22,538	$39,766	$99,140
Expenses	29,637	8,779	50,507	39,041
Income (loss)	$(20,454)	$13,759	$(10,741)	$60,099
Investment management(4):
Revenues	$8,956	$16,972	$34,617	$16,972
Expenses	47,062	14,689	72,760	14,689
Income (loss)	$(38,106)	$2,283	$(38,143)	$2,283
Investment research(5):
Revenues	$1,453	$784	$4,033	$1,475
Expenses	11,574	3,255	19,095	7,556
Loss	$(10,121)	$(2,471)	$(15,062)	$(6,081)
Corporate and other(6):
Revenues	$48,729	$(27,809)	$104,763	$30,662
Expenses	30,349	24,810	36,092	50,795
Income (loss)	$18,380	$(52,619)	$68,671	$(20,133)

Revenue reconciliation
Total revenues for reportable segments	$593,391	$513,257	$1,787,008	$1,065,933
Less: intercompany revenues	3,810	1,461	11,012	2,689
Total revenues	$589,581	$511,796	$1,775,996	$1,063,244

Income reconciliation
Total income (loss) before taxes for reportable segments	$(325,019)	$(39,170)	$(444,641)	$29,987
Reconciling items	—	—	—	—
Income (loss) before taxes from continuing operations	$(325,019)	$(39,170)	$(444,641)	$29,987
_____________________
(1) Includes First Allied’s operating results from September 25, 2013, the date First Allied was acquired by RCAP Holdings. Also, includes goodwill and intangible assets impairment charges of $256.6 million and $282.8 million for the three and nine months ended September 30, 2015, respectively, related to the recent acquisitions. See Note 8 for more information.
(2) Includes goodwill and intangible assets impairment charges of $9.6 million and $140.2 million for the three and nine months ended September 30, 2015, respectively, related to the recent acquisitions. See Note 8 for more information.
(3) Includes goodwill impairment charges of $18.2 million for the three and nine months ended September 30, 2015 related to the recent acquisitions. See Note 8 for more information.
(4) Includes goodwill and intangible assets impairment charges of $36.9 million for the three and nine months ended September 30, 2015 related to the recent acquisitions. See Note 8 for more information.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

(5) Includes intangible assets impairment charges of $8.1 million for the three and nine months ended September 30, 2015 related to the recent acquisitions. See Note 8 for more information.
(6) Includes goodwill and intangible assets impairment charges of $2.3 million for the three and nine months ended September 30, 2015 related to the recent acquisitions. See Note 8 for more information.
The following table presents the Company’s total assets by segment as of September 30, 2015 and December 31, 2014:

($ in thousands)	September 30, 2015	December 31, 2014
Segment assets:
Independent retail advice	$1,794,350	$1,980,614
Wholesale distribution	14,975	153,208
Investment banking, capital markets and transaction management services	76,173	107,517
Investment management	33,071	79,343
Investment research	4,460	12,291
Corporate and other(1)	70,298	101,144
Total assets for reportable segments	$1,993,327	$2,434,117

Assets reconciliation:
Total assets for reportable segments	$1,993,327	$2,434,117
Add: assets of businesses held for sale	13,242	49,161
Less: intercompany eliminations	31,283	14,696
Total consolidated assets	$1,975,286	$2,468,582
_____________________
(1) Excludes amounts related to investment in subsidiaries.
22. Subsequent Events
Note Purchase Agreements and Issuance of Senior Unsecured Promissory Notes
On November 8, 2015, the Company entered into (i) a Note Purchase and Class B Share Agreement with RCAP Holdings to issue to RCAP Holdings a senior unsecured promissory note in the aggregate principal amount of $12.0 million (the “RCAP Holdings Note”), and (ii) a Note Purchase Agreement with Luxor and its affiliates to issue to Luxor and its affiliates senior unsecured promissory notes in the aggregate principal amount of $15.0 million (the “Luxor Notes” and together with the RCAP Holdings Note, the “Notes”). The Notes were funded and issued on November 9, 2015.
The Notes bear interest at a rate of 12% per annum with interest payable quarterly in cash or in kind at the Company’s election (the Second Amendments described below allow for the payment in kind only) and mature on November 1, 2021. The Company may prepay the RCAP Holdings Note in whole or in part at any time on or prior to July 31, 2016. At the holder’s election, each Note is exchangeable into securities of the Company issuable in a future financing from a third party resulting in net proceeds to the Company or its subsidiaries of at least $175.0 million (the “New Securities”), subject to certain conditions. On or prior to July 31, 2016, the Company has the right to purchase the New Securities at a purchase price equal to the principal amount of such Note plus accrued interest.
Until July 31, 2016, the Company has the right to purchase the single outstanding share of Class B common stock (the “Class B Share”) for $1.00 from RCAP Holdings, provided that (i) the RCAP Holdings Note or the New Securities held by RCAP are redeemed in full by the Company for an amount equal to the principal amount of the RCAP Holdings Note plus accrued interest, and (ii) other conditions (including the release of RCAP Holdings and RCS Capital Management, LLC from their obligations as a guarantor under the First Lien Credit Agreement and Second Lien Credit Agreement) are satisfied.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Pursuant to the Note Purchase and Class B Share Agreement, RCAP Holdings granted to a special committee of the Company’s board of directors, comprised of certain independent directors, a proxy to vote the Class B Share, subject to certain limitations, on certain matters in respect of the Company. In addition, on November 9, 2015, AR Capital, LLC granted to a special committee of the Company’s board of directors, comprised of certain independent directors, a proxy to vote the 1,000,000 shares of Series D-1 Preferred Stock that AR Capital, LLC acquired from Apollo Principal Holdings I, L.P. The proxies are valid until January 31, 2016; however, if the Company enters into a definitive agreement with respect to a specified transaction prior to January 31, 2016, the terms of the proxies will be automatically extended until June 30, 2016.
Amended and Restated Membership Interest Purchase Agreement
On November 8, 2015, APH, the Company and RCS Holdings entered into an Amended and Restated Membership Interest Purchase Agreement (the “A&R MIPA”) to amend and restate the Membership Interest Purchase Agreement, dated August 6, 2015, as amended (the “MIPA”), among APH, the Company and RCS Holdings.
Under the A&R MIPA, the Company will sell its wholesale distribution business, including Realty Capital Securities and StratCap, to APH for $6.0 million in cash, of which $5.0 million is the purchase price for StratCap, subject to certain purchase price adjustments. The Company’s transfer agent and transaction management businesses and the transfer of certain Company employees to APH, which had been part of the August 6, 2015 agreement, will not be part of the amended transaction. The amended transaction will no longer be conditioned on the closing of a transaction between APH and certain affiliates of AR Capital, LLC. The amended transaction is expected to close by January 15, 2016 and, in the case of StratCap, may be consummated at a later date subject to satisfaction of applicable conditions.
Amendments to Secured Credit Facilities
On November 8, 2015, the Company entered into the Second Amendments.
The Second Amendments allow the Company to, among other things, upon satisfaction of certain conditions, incur the Notes, repay RCAP Holdings Note from the proceeds of a future financing, and repurchase the Class B Share, as described above. In addition, the Second Amendments provide, among other things, that (i) the Fixed Charge Coverage Ratio and the Secured Leverage Ratio will not be tested for the test period ended as of September 30, 2015, (ii) subject to the satisfaction of certain conditions, the Company may incur certain additional subordinated indebtedness not exceeding $75.0 million (inclusive of the Notes) and (iii) subject to the satisfaction of certain conditions, the Company may sell or dispose of Hatteras Funds, LLC, Docupace Technologies, LLC and DirectVest LLC without satisfying certain cash consideration and fair-market-value conditions.
New York Stock Exchange Notice of Non Compliance
On November 10, 2015, the Company received notification from the NYSE that the Company was no longer in compliance with the NYSE’s continued listing standards for the Class A common stock because the average closing price of the Class A common stock had fallen below the NYSE’s per share price requirements. Section 802.01C of the NYSE Listed Company Manual requires that the average closing price of a listed company’s common stock be at least $1.00 per share over a consecutive 30 trading-day period. On November 6, 2015, the average closing price of the Class A common stock over the preceding consecutive 30 trading-day period was below the $1.00 requirement. Under the NYSE’s rules, the Company has a period of six months following the receipt of the NYSE notice, subject to possible extension, to regain compliance with the NYSE’s continued listing standards. The Company can regain compliance if the Class A common stock has a closing price and a 30 trading-day average closing price of at least $1.00 per share on the last trading day of the six-month period following receipt of the NYSE notice or the last trading day of any calendar month during the six-month period, subject to compliance with other continued listing requirements. In addition, however, the Company has been informed by the NYSE that if the price of the Class A common stock ever drops below a certain lower level, as determined by the NYSE, the NYSE will suspend trading and commence delisting procedures. The NYSE notification did not affect the Company’s business operations or the Company’s SEC reporting requirements and did not conflict with or cause an event of default under any of the Company’s material debt or other agreements. However, if the Class A common stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Class A common stock; (ii) reducing the number of investors willing to hold or acquire the Class A common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; (iv) impairing the Company’s ability to provide equity incentives to its employees; and (v) causing a right of repurchase under the convertible notes and certain corresponding events of default under other material debt and other agreements.

RCS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Hatteras Letter of Intent
On November 6, 2015, the Company entered into a non-binding letter of intent to sell Hatteras, its liquid alternatives investment management platform, to the Hatteras Funds management group for $5.5 million and the assumption of certain earn-out obligations. Pursuant to the letter of intent, the Company will be relieved of its obligation to pay any contingent or deferred consideration related to the purchase of Hatteras.
Trupoly Sale
On November 10, 2015, the Company entered into an agreement to sell Trupoly for an immaterial amount of cash and assumption of liabilities.
Legal Proceedings
On November 12, 2015, the Division filed an administrative complaint against Realty Capital Securities alleging that Realty Capital Securities violated the Massachusetts Uniform Securities Act and the regulations thereunder by fraudulently casting shareholder proxy votes in the Commonwealth of Massachusetts. See Note 17 for more information.
Cetera Suspension of Sales of Certain AR Capital Products
As a result of the filing of the complaint described above, certain independent broker-dealers, including the Company’s retail advice division, Cetera Financial Group and its affiliated broker-dealer firms, have suspended their selling agreements with respect to AR Capital products. The Company cannot predict the length of time these suspensions will continue. During the suspension, it is expected that there will be a material decline in the revenues of the Company and a concomitant decline in net operating income and cash flows, if no action is taken. The suspension is also likely to have a negative impact on the revenue and income of Cetera, at least in the near term.
Discontinuation of Proxy Activities for AR Capital
As a result of the filing of the complaint described above, American Realty Capital has directed Realty Capital Securities and RCS Advisory Services to discontinue all proxy activities for American Realty Capital and other related companies.
American Realty Capital Recent Announcement
On November 16, 2015, American Realty Capital announced the suspension of capital raising activities after December 31, 2015 for certain of its investment programs due to regulatory and market uncertainty. Realty Capital Securities and the Company are currently evaluating the potential impact of American Realty Capital’s announcement on the Wholesale Distribution division and transfer agent business.

RCS Capital Corporation and Subsidiaries
September 30, 2015

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

•
the description of our business and risk factors contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014 dated April 2, 2015 (“2014-10K/A”), our Quarterly Report on Form 10-Q for the period ended June 30, 2015 dated August 11, 2015 and this report;

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
On August 6, 2015, we entered into an agreement with an affiliate of Apollo Management Holdings, L.P. (the “Apollo affiliate”) to sell part of our Wholesale Distribution business, which consists of Realty Capital Securities, LLC (“Realty Capital Securities”) (excluding the investment banking business) and certain related assets, including our transfer agent, American National Stock Transfer, LLC (“ANST”) to the Apollo affiliate. On November 8, 2015, this agreement was amended by the parties to, among other things, exclude the sale of ANST, as described in more detail in Note 22 to our consolidated financial statements.
Also on August 6, 2015, AR Capital entered into a transaction agreement with the Apollo affiliate, pursuant to which it would have transferred to AR Global substantially all of the assets of our ongoing asset management business. This transaction agreement was terminated by the parties as of November 8, 2015.

RCS Capital Corporation and Subsidiaries
September 30, 2015

In addition to our Wholesale Distribution business, a substantial portion of which involves the distribution of interests in non-traded REITs, BDCs and investment companies sponsored by AR Capital, our revenues from transaction management and investment banking primarily consists of services to, and transactions, involving AR Capital and non-traded REITS and other entities sponsored or advised by AR Capital and its affiliates.
Risk & Uncertainties
As discussed more fully in Note 8 to our consolidated financial statements, and as a result of a decline in our market capitalization and in our operating results, we evaluated the carrying values of intangibles and goodwill and have recorded significant impairment charges during the nine months ended September 30, 2015.
Because of this decline in operating results and the reduction in asset values, our leverage has increased and our debt coverage has declined. As a result, we were not in compliance with the fixed charge coverage ratio and the secured leverage ratio covenants in our first and second lien credit agreements (credit agreements are described in Note 9 to our consolidated financial statements) as of September 30, 2015. We sought and obtained relief from these covenants for the period ended September 30, 2015 and also obtained certain other amendments to those credit agreements. See Note 22 to our consolidated financial statements for more information. If we are unable to raise additional capital and/or obtain further accommodations from our lenders, we will fall out of compliance with those financial covenants at the next measurement date, December 31, 2015. Absent further relief from our lenders, the failure to be in compliance with financial covenants by the applicable cure date in March 2016 would enable our lenders to accelerate the maturity of our indebtedness under the credit agreements and potentially trigger cross defaults or acceleration of our obligations. While there may be opportunities to take corrective action after December 31, 2015, other constraints, such as the limitation on our ability to control the vote of the single outstanding share of Class B common stock (which is the controlling share on votes of our common stock as described in Note 12 of our consolidated financial statements), may reduce our ability to effect remedial action after January 31, 2016. Until January 31, 2016, an independent committee of our board of directors holds a proxy to vote the Class B common stock on specified matters, which will expire on such date unless we enter into a definitive agreement with respect to new capital or another strategic transaction meeting specified requirements by such date. See Note 22 to our consolidated financial statements for more information.
On November 10, 2015, we received notification from the New York Stock Exchange (“NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards for our Class A common stock because the average closing price of our Class A common stock had fallen below the NYSE’s per share price requirements. We can regain compliance if the Class A common stock has a closing price and a 30 trading-day average closing price of at least $1.00 per share on the last trading day of the six-month period following receipt of the NYSE notice or the last trading day of any calendar month during the six-month period, subject to compliance with other continued listing requirements. However, if our Class A common stock ultimately were to be delisted for any reason, unless waived, holders of the convertible notes would have a right to repurchase the $120 million principal amount outstanding and result in certain corresponding events of default under other material debt and other agreements. See Note 22 to our consolidated financial statements for more information.
In addition to the above, shortfalls in our ability to generate cash from our operations and costs that may be associated with paring down our operations and legal and other professional expenses in connection with our restructuring activities and pending legal proceedings increase our cash needs and therefore the necessity for us to raise additional capital for operating purposes as well as to make payments on the credit agreements in accordance with contractual terms and achieve compliance with the requirements of the credit agreements.
We are currently engaged in a process to raise capital and reduce contractual exposures through the issuance of additional securities and/or asset divestitures. We have taken certain actions to provide temporary liquidity and to afford time to raise additional capital and/or make asset divestitures as described in Note 22 to our consolidated financial statements. We have also received various proposals from multiple parties for additional capital (including via the exercise of existing conversion options) and/or for the purchase of certain assets, that are subject to the completion of due diligence now in progress, documentation and other conditions. We consider that there are multiple viable proposals, however we are not yet party to any binding agreements to effect these proposals.  Accordingly at this point in time there can be no assurance that these efforts will be successful and therefore there is substantial doubt about our ability to continue as a going concern.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

During the second quarter of 2015, we determined that it would be more effective if J.P. Turner no longer operated independently under its own brand and management. We have invited certain J.P. Turner financial advisors to join Summit. The change took place at the end of October 2015 at which time any advisors who were not invited to join Summit had their advisory contracts terminated.
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
As of September 30, 2015, our Retail Firms serve approximately 2.5 million client accounts with $224.8 billion in assets under administration through approximately 9,500 financial advisors.
Wholesale Distribution
Since its inception in 2007, Realty Capital Securities has focused on providing financial products and investment solutions through its wholesale distribution of non-traded REITs, BDCs and other direct investment programs sponsored, co-sponsored or advised by our affiliate, AR Capital, LLC (“American Realty Capital”). In August 2014, we acquired StratCap, which was engaged in a similar business not involving American Realty Capital. On August 6, 2015, we entered into an agreement to sell Realty Capital Securities. On November 8, 2015, this agreement was amended by the parties as described in more detail in Note 22 of our consolidated financial statements.
The offerings distributed by Realty Capital Securities and StratCap are direct investment programs and registered investment companies registered with the SEC, which, as of September 30, 2015, consisted of 10 public, non-traded REITs, three public, non-traded BDCs, four mutual funds, two closed-end interval funds, an oil and gas program and two public, non-traded limited liability companies.
All of the results of operations of Hatteras, including the results of the wholesale distribution of registered investment companies by Hatteras are included in our Investment Management segment.
Investment Banking, Capital Markets and Transaction Management Services
Operating under the name RCS Capital, Realty Capital Securities and RCS Advisory provide direct investment programs, primarily publicly registered non-traded REITs and BDCs as well as open- and closed-end mutual funds sponsored, co-sponsored or advised by American Realty Capital and distributed by Realty Capital Securities, with strategic advisory and capital markets services including mergers and acquisitions, capital markets activities, registration management, and other transaction support services. ANST acts as registrar, provides record-keeping services and executes the transfer, issuance and cancellation of shares or other securities in connection with offerings conducted by issuers sponsored directly or indirectly by American Realty Capital. Docupace became a part of our Investment Banking, Capital Markets and Transaction Management Services division when we completed the acquisition of a majority interest in Docupace in November 2014. On August 6, 2015, we entered into an agreement to sell our transfer agency business. Certain aspects of transaction management services will cease to be performed by us as part of the APH transaction. On November 8, 2015, this agreement was amended by the parties to, among other things, exclude the sale of ANST, as described in more detail in Note 22 to our consolidated financial statements.
Investment Management
Our Investment Management segment consists of Hatteras. Hatteras provides investment advisory and distribution to the Hatteras family of registered investment company funds, which is focused on liquid alternatives. The Hatteras family of funds includes retail funds (both open- and closed-end) with approximately $1.8 billion in assets under management as of September 30, 2015.
On November 6, 2015, we entered into a non-binding letter of intent to sell Hatteras (the “Letter of Intent”) to the Hatteras Funds management group. See Note 22 to our consolidated financial statements for more information.
Investment Research
In March 2014, we launched SK Research, which provides due diligence on traditional and non-traditional investment products to Cetera Financial Group. SK Research also provides focused research, consulting, training and education to Cetera Financial Group, which we believe enhances the financial advice our financial advisors can provide to their clients. SK Research also provides due diligence services in connection with direct investment programs, including direct investment programs sponsored, co-sponsored or advised by American Realty Capital, to other broker-dealers and registered investment adviser firms, as well as individual registered representatives and investment adviser representatives.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Corporate and Other
Corporate and other primarily includes interest expense on our debt, share-based compensation related to our board of directors and certain employees, expenses related to the OPP, changes in the fair value of our derivative contracts, certain acquisition-related expenses, certain public company expenses, changes in the fair value of contingent consideration and the results of our crowdfunding investment platform which we have recently rebranded under the name “DirectVest” and Trupoly.
On November 10, 2015, we entered into an agreement to sell Trupoly. See Note 22 to our consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Set forth below is a summary of the critical accounting policies and significant accounting estimates that management believes are important to the preparation of our consolidated financial statements or are essential to understanding of our financial position and results of operations. These significant accounting policies and estimates include:
Discontinued operations
On August 6, 2015, we agreed to sell our wholesale distribution business, comprised of Realty Capital Securities, StratCap and certain other assets including our transfer agent, ANST for $25.0 million payable in cash. The sale of Realty Capital Securities and ANST is expected to close in the fourth quarter of 2015 for $20.0 million. As a result of the agreement the assets of Realty Capital Securities, StratCap and ANST were assessed as of September 30, 2015 to determine if they met the held for sale criteria. On November 8, 2015, this agreement was amended by the parties to, among other things, exclude the sale of ANST, as described in greater detail in Note 22 to our consolidated financial statements.
We concluded that the assets and liabilities of Realty Capital Securities and ANST met the criteria to be classified as held for sale as of September 30, 2015 and are presented as such in the consolidated statements of financial condition. Additionally, we concluded that the operations of Realty Capital Securities and ANST met the criteria to be classified as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2015 because the sale represented a strategic shift in our operations, the cash flows of Realty Capital Securities and ANST will be eliminated from our ongoing operations upon disposal and we will not have any significant involvement in the operations of Realty Capital Securities and ANST upon disposal. The consolidated statements of operations have been recast for the three and nine months ended September 30, 2014 to reflect the classification of Realty Capital Securities and ANST as discontinued operations.
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
Acquisition accounting/intangible asset valuation and goodwill impairment/contingent and deferred consideration
We acquired Cetera, Summit, J.P. Turner, Hatteras, First Allied, ICH, StratCap, Trupoly and Docupace during 2014 and acquired VSR and Girard during the first quarter of 2015.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

As a result of our determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, reductions in our expectations of future growth and profitability for certain reporting units and the decline in our market capitalization which is discussed below in “Management’s Discussion and Analysis—Results of Operations”, we determined that it would be appropriate to test our goodwill and intangible assets for impairment as of June 30, 2015 for all of our significant reporting units. Upon completion of the impairment tests, the goodwill and intangible assets from both of the acquisitions of StratCap and J.P. Turner was determined to be impaired as of June 30, 2015.
During the third quarter of 2015, as a result of the significant sustained decline in our market capitalization and additional reductions in the expectations of future growth and profitability for certain reporting units, we determined that it would be appropriate to test our goodwill and intangible assets for impairment as of September 30, 2015 for each of our reporting units. Upon completion of the impairment tests, the goodwill for each of the recent acquisitions and intangible assets of StratCap, Trupoly and SK Research was determined to be impaired as of September 30, 2015.
As a result of the impairment tests we wrote-off $290.9 million and $335.0 million of goodwill during the three and nine months ended September 30, 2015, respectively. Additionally, as a result of the impairment tests we wrote-off $40.8 million and $153.5 million of intangible assets during the three and nine months ended September 30, 2015, respectively. See Note 8 to our consolidated financial statements for more information.
Assumptions used in measuring the value of the assets and liabilities in connection with the goodwill impairment test included the discount rates, long-term growth rates of revenues, profitability and cash flows, profit margins as well as benchmarking our specific assumptions to market participant levels and assumptions associated with revenues and EBITDA of the comparable companies. These assumptions involve a high degree of judgment by management and changes in these assumptions in future periods could adversely affect our results of operations.
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
September 30, 2015

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
Our provision for income taxes includes current and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We recognize deferred income tax assets if, in management’s judgment, it is more likely than not that they will be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including our earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available. As of both September 30, 2015 and December 31, 2014, we recorded a valuation allowance of $0.3 million, related to state net operating losses.
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
We have a tax receivable agreement with RCAP Holdings. This agreement requires us to pay RCAP Holdings if certain reductions in tax liabilities occur. Due to the uncertainty surrounding these taxable events, management must use assumptions and estimates in determining if a liability is necessary. See Note 19 to our 2014 10-K/A. It is possible that changes in our assumptions regarding these taxable events could affect our results of operations in any reporting period. As of September 30, 2015, there was no impact to our financial statements from the tax receivable agreement.
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
September 30, 2015

Defense costs with regard to legal proceedings are expensed as incurred and classified as professional fees in the consolidated statements of operations.
Results of Operations
The following table provides an overview of our consolidated results of operations for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands, except per share data)	2015	2014	% Change	2015	2014	% Change
Revenues	$589,581	$511,796	15%	$1,775,996	$1,063,244	67%
Expenses	914,600	550,966	66%	2,220,637	1,033,257	115%
Income (loss) before taxes	(325,019)	(39,170)	(730)%	(444,641)	29,987	(1,583)%
Provision for (benefit from) income taxes	(58,481)	(6,872)	(751)%	(104,579)	3,184	(3,385)%
Net income (loss) from continuing operations	$(266,538)	$(32,298)	(725)%	$(340,062)	$26,803	(1,369)%

Income (loss) from operations of discontinued operations	$(31,419)	$(468)	(6,613)%	$(52,437)	$4,738	(1,207)%
Provision for (benefit from) income taxes	(6,863)	(497)	(1,281)%	(19,875)	3,189	(723)%
Net income (loss) from discontinued operations	$(24,556)	$29	(84,776)%	$(32,562)	$1,549	(2,202)%

Net loss per basic common share: (1)
Net loss from continuing operations	$(3.52)	$(0.59)	(497)%	$(4.89)	$(4.19)	(17)%
Net (loss) income from discontinued operations	(0.31)	—	—	(0.43)	0.04	(1,175)%
Total net loss per basic common share	$(3.83)	$(0.59)	(549)%	$(5.32)	$(4.15)	(28)%

Net loss per diluted common share: (1)
Loss from continuing operations	$(3.52)	$(0.59)	(497)%	$(5.10)	$(4.19)	(22)%
Net (loss) income from discontinued operations	(0.31)	—	—	(0.39)	0.04	(1,075)%
Total net loss per diluted common share	$(3.83)	$(0.59)	(549)%	$(5.49)	$(4.15)	(32)%

EBITDA (Non-GAAP)(2)	$(278,579)	$4,044	(6,989)%	$(302,758)	$103,582	(392)%
Adjusted EBITDA (Non-GAAP)(2)	$22,863	$53,554	(57)%	$90,630	$131,738	(31)%

Adjusted net income (Non-GAAP)(2)	$2,545	$32,120	(92)%	$31,758	$89,435	(64)%
Adjusted net income per adjusted share (Non-GAAP)(2)	$0.03	$0.51	(94)%	$0.42	$1.86	(77)%
_____________________
(1) See Note 15 to our consolidated financial statements for more information on our calculation.
(2) See “Non-GAAP Measures” for more information on our calculation.

RCS Capital Corporation and Subsidiaries
September 30, 2015

We recorded a net loss of $266.5 million for the three months ended September 30, 2015 compared to a net loss of $32.3 million for the three months ended September 30, 2014 primarily as a result of the goodwill impairment charge related mainly to Cetera, First Allied, VSR, and ICH. It was partially offset by an increase in other revenues and advisory and asset-based fees revenue which is further explained below.
We recorded a net loss of $340.1 million for the nine months ended September 30, 2015 compared to net income of $26.8 million for the nine months ended September 30, 2014 primarily due to increase in retail commission and advisory fees resulting from increased revenues because the acquired businesses are included for a partial period in 2014, the year of acquisition, and the goodwill and intangible assets impairment charge related mainly to Cetera, First Allied, VSR, and ICH which is further explained below.
Our adjusted net income for the three months ended September 30, 2015 totaled $2.5 million, or $0.03 per adjusted share, versus adjusted net loss of $32.1 million, or $0.51 per adjusted share, for the three months ended September 30, 2014 as a result of the change in net income which is discussed above, except for the goodwill impairment charge, lower fair value gains on our derivative contracts, changes in the fair value of our contingent consideration liability, partially offset by other expenses mainly due to the termination of the Services Agreement, and its rights under, the Put & Call Agreement with Luxor Capital Partners, LP which are added back in the calculation of adjusted net income. See Note 19 to our consolidated financial statements for more information.
Our adjusted net income for the nine months ended September 30, 2015 totaled $31.8 million, or $0.42 per adjusted share, versus adjusted net income of $89.4 million, or $1.86 per adjusted share, for the nine months ended September 30, 2014 as a result of the change in net income which is discussed above, except for the goodwill and intangible assets impairment charge and other expenses mainly due to the termination of the and its rights under the Put & Call Agreement with Luxor Capital Partners, LP, partially offset by lower fair value gains on our derivative contracts and the fair value of our contingent consideration liability which are added back in the calculation of adjusted net income.
The results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, First Allied Holdings Inc. (“First Allied”) and Docupace for the entire three and nine months ended September 30, 2015 and the results of VSR and Girard beginning on March 11, 2015 and March 18, 2015, respectively, were included for the three and nine months ended September 30, 2015. The results of Docupace, VSR and Girard are not included in our results of operations for the three and nine months ended September 30, 2014 as none of these acquisitions closed before September 30, 2014.
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
As a result of the announcement concerning certain accounting errors by ARCP, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-traded REITs sponsored directly or indirectly by American Realty Capital that are distributed by us have temporarily suspended their participation in the distribution of those offerings and such suspensions have adversely impacted equity capital raised. Certain of these broker-dealer firms have reinstated their participation in the distribution of our offerings.
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
Revenues for the three months ended September 30, 2015 increased $77.8 million, or 15%, to $589.6 million, as compared to $511.8 million for the three months ended September 30, 2014 primarily due to:

(i)	$69.6 million increase in other revenue primarily related to the issuance of Preferred Stock Series C, D-1 and D-2 and the positive change in the fair value of our derivative contracts.

(ii)
$25.9 million increase in Advisory and asset-based fees primarily from VSR for $12.2 million as it was acquired on March 11, 2015 and an increase of $5.9 million in Cetera, an increase of $2.6 million in ICH, and $5.2 million increase in other entities that make-up the Independent Retail Advice Segment and;

(iii)	$12.1 million decrease related to investment banking fees and

(iv)	$10.5 million decrease in retail commissions related to Cetera and $8.9 million decrease in transaction fees related to Cetera, J.P. Turner and First Allied partially offset by ICH.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Revenues for the nine months ended September 30, 2015 increased $712.8 million, or 67%, to $1,776.0 million, as compared to $1,063.2 million for the nine months ended September 30, 2014 primarily due to:

(i)
$335.2 million increased retail commissions revenue related to the inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard (beginning on March 11, 2015 and March 18, 2015, respectively, the date of each company’s acquisition, for VSR and Girard) for the nine months ended September 30, 2015 and only the results of the businesses we acquired in the recent acquisitions that closed before September 30, 2014 beginning on the date of each company’s acquisition were included for both the nine months ended September 30, 2015 and 2014;

(ii)
$229.4 million increase in advisory and assets-based fees from Cetera for an increase of $160.6 million, VSR for an increase of $25.5 million as it was acquired on March 11, 2015, Summit for an increase of $12.9 million, ICH for an increase of $14.8 million, Girard for an increase of $8.4 million, and other miscellaneous increases of $7.2 million in the Independent Retail Advice Segment.

(iii)	$71.6 million increase in other revenue primarily related to the issuance of Preferred Stock Series C, D-1 and D-2 and the positive change in the fair value of our derivative contracts.
As a result of the sustained decline in our market capitalization mentioned above, reduced growth expectations and specific events at our reporting units, we tested our goodwill and intangible assets for impairment as of June 30, 2015 and at September 30, 2015.
Upon completion of the impairment tests, the goodwill from the acquisitions of StratCap and J.P. Turner was determined to be impaired as of June 30, 2015. As a result of our determination that it would be more effective if J.P. Turner no longer operated independently under its own brand, additional reductions in our expectations of future growth and profitability for certain reporting units and the decline in our market capitalization we determined that it would be appropriate to test our goodwill and intangible assets for impairment as of June 30, 2015 and at September 30, 2015 for all of our significant reporting units.
During the nine months ended September 30, 2015, we wrote-off all of the goodwill related to the acquisitions of StratCap and J.P. Turner, respectively.
During the nine months ended September 30, 2015, we also wrote-off all the intangible assets related the StratCap acquisition and the J.P. Turner’s intangible assets. These impairments were all recorded in goodwill and intangible assets impairment in the statements of operations. See Notes 2 and 7 to our consolidated financial statements for more information.
Expenses for the three months ended September 30, 2015 increased $363.6 million, or 66%, to $914.6 million, as compared to $551.0 million for the three months ended September 30, 2014 primarily due to:

(i)
$331.7 million increase in goodwill and intangible assets impairment charge for Cetera, First Allied, VSR, ICH, Docupace Hatteras, StratCap, Girard and Trupoly, including $40.8 million relating to the amortization of intangible assets, for the three months ended September 30, 2015 for StratCap, SK Research and Trupoly. There was no amortization expense of intangible assets for the three months ended September 30, 2014.

(ii)	$26.9 million decrease in the fair value of contingent and deferred consideration liability

(iii)	$19.1 million increase in the termination of the Services Agreement.
Expenses for the nine months ended September 30, 2015 increased $1,187.4 million, or 115%, to $2,220.6 million, as compared to $1,033.3 million for the nine months ended September 30, 2014 primarily due to:

(i)
$479.4. million in increase in retail commissions and advisory expenses related to inclusion of the results of operations of Cetera, Summit, J.P. Turner, Hatteras, ICH, StratCap, Docupace, VSR and Girard (beginning on March 11, 2015 and March 18, 2015, respectively, the date of each company’s acquisition, for VSR and Girard) for the nine months ended September 30, 2015 and only the results of the businesses we acquired in the recent acquisitions that closed before September 30, 2014 beginning on the date of each company’s acquisition were included for both the nine months ended September 30, 2015 and 2014;

(ii)
$488.5 million increase in goodwill and intangible assets impairment charge for Cetera, First Allied, VSR, ICH, Docupace Hatteras, StratCap, Girard and Trupoly, including $153.5 million relating to the amortization of intangible assets, for the three months ended September 30, 2015 for StratCap, SK Research and Trupoly.

(iii)	$74.0 million in higher expenses in internal commissions, payroll and benefits

(iv)	$42.1 million increase in other expenses related to the termination of the service agreement

(v)	$27.4 increase in interest expense related to higher borrowing costs.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Independent Retail Advice
The following table provides an overview of the results of operations of our Independent Retail Advice business:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$503,475	$495,972	2%	$1,536,015	$912,884	68%
Expenses	770,169	495,558	55%	1,841,311	918,529	100%
Loss	$(266,694)	$414	(64,519)%	$(305,296)	$(5,645)	(5,308)%
Following the completion of the Cetera, Summit, J.P. Turner, First Allied and ICH acquisitions during 2014 and the completion of the acquisitions of VSR and Girard in 2015, we are engaged in the Independent Retail Advice business. Our results include the results of operations of Cetera, Summit, J.P. Turner, ICH, VSR and Girard beginning on the date of each company’s acquisition and the inclusion of First Allied’s results for the entire nine months ended September 30, 2015 and September 30, 2014. Accordingly, our results for the nine months ended September 30, 2014 lack comparability with those of the nine months ended September 30, 2015.
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
Revenues - Revenues for the three months ended September 30, 2015 and 2014 were $503.5 million and $496.0 million, respectively, and primarily included commissions on securities transactions which are driven by trading volumes, advisory fees which are based on the value of our clients’ portfolios, asset-based fees and other revenues and transaction fees.
Our results for the nine months ended September 30, 2015 include the results of operations of Cetera, Summit, J.P. Turner, First Allied and ICH for the entire nine months and results of operations beginning on the date of acquisition for VSR and Girard. Our pro forma results which are discussed below include the results of operations for material acquisitions, which include Cetera, Summit, J.P. Turner, First Allied and ICH for the entire nine months ended September 30, 2014 as if they were completed on January 1, 2013.
Expenses - Expenses for the three months ended September 30, 2015 and 2014 were $770.2 million and $495.6 million, respectively, and included goodwill impairment of $256.6 million related to Cetera for $134.1 million, First Allied for $44.8 million, VSR for $28.0 million, ICH for $26.7 million, Girard for $13.2 million and Summit for $9.9 million.
Our results for the nine months ended September 30, 2015 include the results of operations of Cetera, Summit, J.P. Turner, First Allied and ICH and for the entire three months ended September 30, 2015 for the results of operations beginning on the date of acquisition for VSR and Girard. Our pro forma results include the results of operations for material acquisitions, which include Cetera, Summit, J.P. Turner, First Allied and ICH for the entire nine months ended September 30, 2014 as if they were completed on January 1, 2013.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Wholesale Distribution
The following table provides an overview of the results of operations of our Wholesale Distribution business:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$21,595	$4,800	350%	$67,814	$4,800	1,313%
Expenses	29,619	5,336	455%	211,884	5,336	3,871%
Income (loss)	$(8,024)	$(536)	(1,397)%	$(144,070)	$(536)	(26,779)%
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
On August 6, 2015, we and RCS Holdings entered into a MIPA with APH pursuant to which we and RCS Holdings agreed to sell their wholesale distribution business, consisting of Realty Capital Securities and StratCap, and other assets including ANST. The StratCap Waiver will not be obtained prior to the sale of Realty Capital Securities. APH will not acquire StratCap as part of the initial closing of the transaction. The operations of Realty Capital Securities are classified as discontinued operations in the consolidated statements of operations and are not included in the results for the Wholesale Distribution business. On November 8, 2015, this agreement was amended by the parties to, among other things, exclude the sale of ANST, as described in more detail in Note 22 of our consolidated financial statements.
Revenues for the three months ended September 30, 2015, increased $16.8 million, or 350%, to $21.6 million, compared to $4.8 million for the three months ended September 30, 2014. The increase was primarily due to an increase in revenues due to the inclusion of the results of StratCap during the three months ended September 30, 2015. StratCap was acquired on August 29, 2014 and therefore only included in the results of Wholesale Distribution subsequent to the acquisition date.
Revenues for the nine months ended September 30, 2015, increased $63.0 million, or 1,313%, to $67.8 million, compared to $4.8 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in revenues due to the inclusion of the results of StratCap during the nine months ended September 30, 2015. StratCap was acquired on August 29, 2014 and therefore only included in the results of Wholesale Distribution subsequent to the acquisition date.
Expenses - Expenses related to the activities of serving as dealer manager are correlated to the volume of revenues in a given period. Corresponding general and administrative expenses generally have remained relatively constant compared to revenues.
For the three months ended September 30, 2015, expenses increased $24.3 million, or 455%, to $29.6 million compared to $5.3 million for the three months ended September 30, 2014. The increase was primarily due to an increase in expenses due to the inclusion of the results of StratCap during the three months ended September 30, 2015 including the $9.6 million write-off of intangible assets related to the acquisition of StratCap. StratCap was acquired on August 29, 2014 and therefore only included in the results of Wholesale Distribution subsequent to the acquisition date.
For the nine months ended September 30, 2015, expenses increased $206.5 million, or 3,871%, to compared to $5.3 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in expenses due to the inclusion of the results of StratCap during the nine months ended September 30, 2015 including the $109.6 million write-off of intangible assets and the $30.6 million write-off of goodwill related to the acquisition of StratCap. StratCap was acquired on August 29, 2014 and therefore only included in the results of Wholesale Distribution subsequent to the acquisition date.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Investment Banking, Capital Markets and Transaction Management Services
The following table provides an overview of the results of operations of our Investment Banking, Capital Markets and Transaction Management Services business:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$9,183	$22,538	(59)%	$39,766	$99,140	(60)%
Expenses	29,637	8,779	238%	50,507	39,041	29%
Income	$(20,454)	$13,759	(249)%	$(10,741)	$60,099	(118)%
Revenues - Investment Banking, Capital Markets and Transaction Management Services revenues primarily consist of fees earned from capital markets and financial advisory services for offerings and liquidity events of direct investment programs sponsored, co-sponsored, or advised by American Realty Capital and its affiliates and other investment banking and financial advisory services for companies which were sponsored, co-sponsored or advised by American Realty Capital and its affiliates. Services revenues and reimbursable expense revenues are earned from transaction management services. On August 6, 2015, we entered into a MIPA with APH pursuant to which we agreed to sell our transfer agency business and cease to perform certain other transaction management services. Accordingly, the results of the transfer agency business are now reflected in discontinued operations in the statement of operations and are not included in the results for the Investment Banking, Capital Markets and Transaction Management Services business.
Revenues for the three months ended September 30, 2015 of $9.2 million, decreased as compared to $22.5 million for the three months ended September 30, 2014. Revenues for the nine months ended September 30, 2015 were $39.8 million, a decrease of 60%, compared to the nine months ended September 30, 2014. The decrease for nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily reflected $28.4 million earned as advisor in the merger of ARCP and Cole Real Estate Investments, Inc. and higher deal volume and deal size during the nine months ended September 30, 2014 and lower investment banking advisory fees of $24.6 million. Transaction management revenues were also lower as compared to the three months and nine months ended September 30, 2014 primarily due to decreases in reimbursable expense revenues attributable to decreased mergers and acquisitions activity and liquidity events from affiliate-sponsored REITs.
Expenses - Investment Banking, Capital Markets and Transaction Management Services expenses primarily consisted of quarterly fees and allocations of corporate overhead, goodwill impairment and personnel costs.
Expenses for the three months and nine months ended September 30, 2015 were higher by $20.9 million and $11.5 million as compared to the three and nine months ended September 30, 2014, respectively due to goodwill impairment.
Investment Management
Following the completion of the Hatteras acquisition on June 30, 2014, we are now engaged in the investment management business. The following table provides an overview of the results of operations of our Investment Management business:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$8,956	$16,972	(47)%	$34,617	$16,972	104%
Expenses	47,062	14,689	38%	72,760	14,689	213%
Loss	$(38,106)	$2,283	(593)%	$(38,143)	$2,283	(594)%
As of September 30, 2015, Hatteras had $1.8 billion in assets under management, a decrease from $2.8 billion in assets under management as of September 30, 2014 reflecting redemptions. We expect management fees and servicing fees to continue to increase or decrease proportionately with levels of assets under management.
Revenues - Revenues for the three months ended September 30, 2015 were $9.0 million as compared to $17.0 million for the three months ended September 30, 2014. The decreased in management fees, servicing fees and incentive fees from the investment companies for which we served as the investment adviser decreased due to lower net assets of the funds under management.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Revenues for the nine months ended September 30, 2015 were 34.6 million as compared to 17.0 million for the nine months ended September 30, 2014 reflecting the fact that the results of operations of Hatteras did not have an impact on our results for the period prior to its acquisition on June 30, 2014.
Expenses - Expenses for the three months ended September 30, 2015 were $47.1 million as compared to $14.7 million for the three months ended September 30, 2014. The increase was primarily due to goodwill impairment.
Expenses for the nine months ended September 30, 2015 were $72.8 million as compared to $14.7 million for the three months ended September 30, 2014 reflecting the fact that the results of operations of Hatteras did not have an impact on our results for the period prior to its acquisition on June 30, 2014 and an increase in goodwill impairment of 15.3 million.
On November 6, 2015, we entered into a non-binding letter of intent to sell Hatteras to the Hatteras Funds management group. Pursuant to the letter of intent, we will be relieved of our obligation to pay any contingent or deferred consideration related to the purchase of Hatteras. See Note 22 for more information.
Investment Research
The following table provides an overview of the results of operations of our Investment Research business:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$1,453	$784	85%	$4,033	$1,475	173%
Expenses	11,574	3,255	256%	19,095	7,556	153%
Loss	$(10,121)	$(2,471)	310%	$(15,062)	$(6,081)	148%
Revenues - Investment Research had revenues of $1.5 million for the three months ended September 30, 2015 as compared to $0.8 million for the three months ended September 30, 2014, reflecting fees earned from due diligence performed on non-traded REITs and BDCs. Investment Research had revenues of $4.0 million for the nine months ended September 30, 2015 as compared to $1.5 million for the nine months ended September 30, 2014, reflecting fees earned from due diligence performed on non-traded REITs and BDCs. The increase reflects the fact that Investment Research did not begin operations until March 2014.
Expenses - Expenses for the three months ended September 30, 2015 were $11.6 million as compared to $3.3 million for the three months ended September 30, 2014, which primarily represented intangible assets impairment of $7.9 million of intellectual property. Expenses for the nine months ended September 30, 2015 were $19.1 million as compared to $7.6 million or the nine months ended September 30, 2014. The increase reflects intangible assets impairment of $7.9 million of intellectual property.
Corporate and Other
The following table provides an overview of the results of operations of our Corporate and Other segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2015	2014	% Change	2015	2014	% Change
Revenues	$48,729	$(27,809)	275%	$104,763	$30,662	242%
Expenses	30,349	24,810	22%	36,092	50,795	(29)%
Income	$18,380	$(52,619)	135%	$68,671	$(20,133)	441%
Revenues - Corporate and Other had revenues of $48.7 million and contra-revenues of $27.8 million for the three months ended September 30, 2015 and 2014, respectively, and revenues of $104.8 million and $30.7 million for the nine months ended September 30, 2015 and 2014, respectively, reflecting approximately $75.0 million increase in other revenue in both the quarter and the year to date and is related to the issuance of Preferred Stock Series C, D-1 and D-2 and the positive change in the fair value of our derivative contracts.
Expenses - Corporate and Other expenses primarily included interest expense on our debt, share-based compensation related to our board of directors and certain employees, expenses related to the 2013 Manager Multi-Year Outperformance Agreement (“OPP”) entered into between us and RCS Capital Management during the three and nine months ended September 30, 2014, certain acquisition-related expenses, changes in the fair value of our contingent consideration liability and certain public company expenses.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Corporate and Other expenses were $30.3 million for the three months ended September 30, 2015 as compared to $24.8 million for the three months ended September 30, 2014 due to higher interest expense reflecting higher interest rates on the Bank Facilities borrowings of $3.1 million, increased professional fees of $4.6 million, and intangible asset impairment for Trupoly of $2.3 million.
Corporate and Other expenses were $36.1 million for the nine months ended September 30, 2015 as compared to $50.8 million for the nine months ended September 30, 2014. The decrease in expenses was primarily due to a change in the fair value of our contingent consideration liability, partially offset by higher interest expense on debt and increased professional fees. Excluding the impact of the change in the fair value of our consideration liability, expenses increased as compared to the nine months ended September 30, 2014 due to higher interest expense reflecting our incurrence of debt during April 2014, and higher professional fees partially offset by a decrease in OPP expenses.
Income Taxes
We recorded an income tax benefit of $124.5 million for the nine months ended September 30, 2015 and income tax expense of $6.4 million for the nine months ended September 30, 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 25.04% and 18.35%, respectively. For the nine months ended September 30, 2015, state income taxes had a significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate. In addition the difference between our U.S. statutory rate and our effective rate is the result of permanent items such as travel and entertainment and transaction costs as well as discrete items such as changes in the fair value of our contingent consideration and derivative liabilities.
As of September 30, 2015, we had a net deferred tax liability of $149.3 million. This net deferred tax liability will likely reverse in future years as the intangible assets are amortized for book purposes and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

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
On November 21, 2014, we completed the acquisition of a 53.525% ownership interest in Docupace. As of September 30, 2015, we have a 55.809% ownership in Docupace. We reflect the portion of Docupace that we do not own as a non-controlling interest.
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
We define EBITDA as earnings before taxes, depreciation and amortization and interest. We define adjusted EBITDA as earnings before taxes, depreciation and amortization, interest, adjusted to exclude equity-based compensation, acquisition and related integration costs (including integration-related employee compensation and related costs), amortization of capitalized advisor costs, change in the fair value of contingent consideration, impairment charges for goodwill and intangible assets and other items.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our EBITDA (Non-GAAP) and adjusted EBITDA (Non-GAAP) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
EBITDA and Adjusted EBITDA from continuing operations:
Net income (loss) from continuing operations (GAAP)	$(266,538)	$(32,298)	$(340,062)	$26,803
Add back: Provision (benefit) for (from) income taxes	(58,481)	(6,872)	(104,579)	3,184
Add back: Depreciation and amortization expense	25,236	25,275	83,634	42,727
Add back: Interest expense	21,204	17,939	58,249	30,868
EBITDA (Non-GAAP)	(278,579)	4,044	(302,758)	103,582
Add back: Non-cash equity compensation(1)	3,221	3,760	8,860	10,458
Add back: Acquisition and related integration costs(2)	9,070	6,908	25,353	21,698
Add back: Amortization of capitalized advisor compensation(3)	3,991	1,770	10,647	5,255
Add back: Change in the fair value of contingent consideration(4)	(22,990)	3,959	(73,357)	4,109
Add back: Change in the fair value of embedded derivative contracts(5)	(48,663)	27,862	(105,056)	(30,590)
Add back: Goodwill and intangible assets impairment charge(6)	331,704	—	488,505	—
Add back: Professional Fees(7)	2,962	3,044	12,939	4,031
Add back: Other(8)	22,147	2,207	25,497	13,195
Adjusted EBITDA from continuing operations (Non-GAAP)	$22,863	$53,554	$90,630	$131,738

EBITDA and Adjusted EBITDA from discontinued operations:
Net income (loss) from discontinuing operations (GAAP)	$(24,556)	$29	$(32,562)	$1,549
Add back: Provision (benefit) for (from) income taxes	(6,863)	(497)	(19,875)	3,189
Add back: Depreciation and amortization expense	21	51	124	147
Add back: Interest expense	—	—	—	—
EBITDA (Non-GAAP)	(31,398)	(417)	(52,313)	4,885
Add back: Non-cash equity compensation(1)	3,551	3,054	9,506	7,578
Add back: Acquisition and related integration costs(2)	55	190	210	190
Add back: Impairment reserve on assets held for sale	17,978	—	17,978	—
Add back: Amortization of capitalized advisor compensation(3)	—	—	—	—
Add back: Change in the fair value of contingent consideration(4)	—	—	—	—
Add back: Change in the fair value of embedded derivative contracts(5)	—	—	—	—
Add back: ARCP settlement	—	—	—	—
Add back: Goodwill and intangible assets impairment charge(6)	—	—	—	—
Add back: Professional Fees(7)	300	—	321	—
Add back: Other(8)	1,721	22	4,048	2,281
Adjusted EBITDA from discontinued operations (Non-GAAP)	$(7,793)	$2,849	$(20,250)	$14,934
________________
(1) Includes compensation expense related to restricted stock and other equity grants, which are amortized over the vesting period.

RCS Capital Corporation and Subsidiaries
September 30, 2015

(2) Includes accounting, legal, consulting and other professional fees incurred in connection with completed or terminated acquisitions and integration-related expenses, which include allocated compensation and related costs of officers and employees of the Company based on estimated time engaged in integration-related activities. Third party acquisition and integration-related expenses comprise $9.0 million and $23.7 million of the adjustment and allocated employee compensation and related costs comprise $0.1 million and $1.8 million of the adjustment in the three and nine months ended September 30, 2015, respectively. For the third and fourth quarters of quarters of 2014, third party acquisition and integration-related expenses comprise $3.7 million and $11.4 million of the adjustment and allocated employee compensation and related costs comprise $3.4 million and $1.8 million of the adjustment. Allocated employee compensation and related costs include employees that were employed prior to such acquisitions and we expect will continue their employment following the integration.
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
(4) See Note 3 to our consolidated financial statements.
(5) See Note 10 to our consolidated financial statements.
(6) See Note 3 and 8 to our consolidated financial statements.
(7) Consists of fees for professional services that the Company believes are outside the normal course of business and not indicative of the Company’s ongoing operations, including legal costs for certain regulatory or internal examinations and investigations and certain litigations. The professional fees for the nine months ended September 30, 2015 also include matters relating to the Company’s retail business that arose in connection with activities of prior owners in which the Company no longer engages, which the Company believes are not part of its normal business operations, consisting of (i) $0.3 million for legal fees and losses relating to claims associated with sale by prior owners of interests in certain venture capital funds (an activity in which the Company is no longer engaged) and $1.6 million for losses from impermissible trading activities of one trader. For the third and fourth quarters of quarters of 2014, the Company included $3.0 million and $62.5 million, respectively, of professional fees that it believed were outside the normal course of business as part of Other.
(8) Includes for the three and nine months ended September 30, 2015, $0.0 million and $0.4 million, respectively, of fees payable to our independent auditors relating to the Company’s financial statements for 2014, which exceeded the original estimate. For the nine months ended September 30, 2015, Other also includes an additional $2.5 million of professional fees payable to our independent auditors for their year-end audit procedures resulting from complex accounting matters at the parent and additional substantive analyses, consultations and procedures at the parent and our broker-dealer subsidiaries related to financial reporting and Sarbanes-Oxley testing.
Also, includes $0.3 million of start-up costs for the three months ended September 30, 2015 and an additional $3.1 million for the nine months ended September 30, 2015 relating to the first quarter of 2015 relating to costs related to the development of new businesses ventures. These expenses consist of employee, travel and entertainment costs. For the third and fourth quarters of quarters of 2014, the Company included $2.0 million and $3.9 million, respectively, of start-up costs as part of Other.
Also includes for the nine months ended September 30, 2015, $0.1 million of costs incurred during the first quarter of 2015 for Sarbanes Oxley compliance relating to the establishment of systems required to meet certain Sarbanes Oxley requirements due to establishing systems for Sarbanes Oxley compliance with respect to acquired companies. The Company’s external Sarbanes Oxley accountants establish the fee attributable to Sarbanes Oxley compliance allocable to the Company and certain of its subsidiaries and the Company has estimated the percentage of such fees that relates to establishing the systems needed to satisfy Sarbanes Oxley requirements.
Includes for the three and nine months ended June 30, 2014, the OPP bonus.
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
The following table provides a reconciliation of net income (loss) attributable to us (GAAP) to our adjusted net income (Non-GAAP) and adjusted earnings per share (Non-GAAP) for the three and nine months ended September 30, 2015 and 2014:

RCS Capital Corporation and Subsidiaries
September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2015	2014	2015	2014
Net income (loss) from continuing operations (GAAP)	$(266,538)	$(32,298)	$(340,062)	$26,803
Adjusted net income (loss) adjustments:
Add back: Non-cash equity compensation(1)	2,631	3,061	6,641	8,539
Add back: Acquisition and related integration costs(2)	7,407	5,624	19,005	17,716
Add back: Amortization of capitalized advisor compensation(3)	3,259	1,441	7,981	4,291
Add back: Change in the fair value of contingent consideration(4)	(18,776)	3,223	(54,988)	3,355
Add back: Change in the fair value of embedded derivative contracts(5)	(39,743)	22,682	(78,750)	(24,977)
Add back: Goodwill and intangible assets impairment charge(6)	270,903	—	366,183	—
Add back: Professional Fees(7)	2,419	2,478	9,699	3,291
Add back: Other(8)	18,087	1,797	19,113	10,774
Total adjusted net income (loss) adjustments	246,187	40,306	294,884	22,989
Amortization of intangible assets(9)	22,896	24,112	76,936	39,643
Adjusted net income from continuing operations (Non-GAAP)	$2,545	$32,120	$31,758	$89,435

Net income (loss) from discontinued operations (GAAP)	$(24,556)	$29	$(32,562)	$1,549
Adjusted net income (loss) adjustments:
Add back: Non-cash equity compensation(1)	2,900	2,486	7,126	6,187
Add back: Acquisition and related integration costs(2)	45	155	157	155
Add back: Impairment reserve on assets held for sale	14,683	—	13,476	—
Add back: Amortization of capitalized advisor compensation(3)	—	—	—	—
Add back: Change in the fair value of contingent consideration(4)	—	—	—	—
Add back: Change in the fair value of embedded derivative contracts(5)	—	—	—	—
Add back: Goodwill and intangible assets impairment charge(6)	—	—	—	—
Add back: Professional Fees(7)	245	—	241	—
Add back: Other(8)	1,406	18	3,034	1,862
Total adjusted net income (loss) adjustments	19,279	2,659	24,034	8,204
Adjusted net (loss) income from discontinued operations (Non-GAAP)	$(5,277)	$2,688	$(8,528)	$9,753

Adjusted net income from continuing operations per adjusted share (Non-GAAP)	$0.03	$0.51	$0.42	$1.86
Adjusted net (loss) income from discontinued operations per adjusted share (Non-GAAP)	$(0.07)	$0.04	$(0.11)	$0.20
Adjusted share reconciliation:
Weighted-average basic shares (GAAP)	80,135,509	62,906,270	75,123,655	44,388,158
Weighted average of Class B common stock (January 1 to February 10, 2014)	—	—	—	3,604,395
Total adjusted weighted-average shares (GAAP and Non-GAAP, respectively)	80,135,509	62,906,270	75,123,655	47,992,553

Effective tax rate used in the reconciliation of net income to adjusted net income	18.33%	18.59%	25.04%	18.35%

RCS Capital Corporation and Subsidiaries
September 30, 2015

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
The Bank Facilities and our convertible notes include covenants and other provisions based on a definition of EBITDA, which we refer to as “Covenant EBITDA,” that differs from the definition of EBITDA described above. Furthermore, our Series B Preferred Stock, our Series C Preferred Stock and Series D Preferred Stock also include covenants and other provisions based on a definition of EBITDA that differs from both the definition of EBITDA described above and Covenant EBITDA, which is defined in the Series B COD, Series C COD, and Series D COD as LTM, or last twelve months, Adjusted EBITDA.
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
In addition, LTM Adjusted EBITDA is used as part of the covenants relating to incurrence of debt in the Series B COD, the Series C COD and the Series D COD. LTM Adjusted EBITDA is similar to EBITDA, subject to certain differences in the adjustments, including adjustments for employee share-based compensation expense, acquisition and integration related expenses and equity issuance and related offering costs. The adjustments made to EBITDA to derive adjusted EBITDA are similar to the adjustments made to EBITDA to derive LTM Adjusted EBITDA, but there are also differences that could lead the results to not be comparable under certain circumstances.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

Liquidity and Capital Resources
Currently, our principal use of existing funds, funds from operations and any funds raised in the future is to maintain adequate capital to our lines of businesses, provide payment for contingent and deferred consideration related to the recent acquisitions and pay operating expenses. We will need to raise additional capital in order to fund our operations, pay interest and principal on our outstanding debt and meet our debt covenant test ratios. In addition, we have agreed to make additional capital contributions to Docupace of up to $48.0 million in cash in 2015 and 2016, although the actual capital contributions may be lower based on Docupace’s operations and may be required to pay contingent and/or deferred consideration based on the acquired companies’ meeting certain performance criteria with regard to certain of our other recent acquisitions. To address our financing requirements, we have entered into the following series of strategic transactions:

•	On August 19, 2015, we issued Series D Preferred Stock for $37.5 million (see Note 11 to our consolidated financial statements for more information).

•
On August 6, 2015, we entered into an agreement with APH to sell our wholesale distribution business, consisting of Realty Capital Securities and StratCap, and ANST for an aggregate purchase price of $25.0 million. On November 8, 2015, this agreement was amended by the parties to, among other things, exclude ANST from the transaction. See Note 22 to our consolidated financial statements for more information.

•
On November 9, 2015, we issued senior unsecured promissory notes to RCAP Holdings and Luxor in an aggregate principal amount of $27.0 million. See Note 22 to our consolidated financial statements for more information.

•
On November 8, 2015, we agreed with our first and second lien lenders under the existing senior secured credit facilities to make certain modification to the facilities, including, among other things, upon satisfaction of certain conditions, the ability to incur certain additional subordinated indebtedness not exceeding $75.0 million. In addition, the Fixed Charge Coverage Ratio and the Secured Leverage Ratios financial covenants will not be tested for the test period ended as of September 30, 2015.

•
We engaged Lazard Frères & Co. LLC to assist in the exploration of options to raise capital and reduce our contractual exposures through the issuance of additional securities and/or asset divestitures.

As discussed more fully in Note 8 to our consolidated financial statements, and as a result of a decline in our market capitalization and in our operating results, we evaluated the carrying values of intangible assets and goodwill and have recorded significant impairment charges during the nine months ended September 30, 2015.
Because of this decline in operating results and the reduction in asset values, our leverage has increased and our debt coverage has declined. As a result, we were not in compliance with the fixed charge coverage ratio and the secured leverage ratio covenants in our first and second lien credit agreements (credit agreements are described in Note 9 to our consolidated financial statements) as of September 30, 2015. We sought and obtained relief from these covenants for the period ended September 30, 2015 and also obtained certain other amendments to those credit agreements. See Note 22 to our consolidated financial statements for more information. If we are unable to raise additional capital and/or obtain further accommodations from our lenders, we will fall out of compliance with those financial covenants at the next measurement date, December 31, 2015. Absent further relief from our lenders, the failure to be in compliance with financial covenants by the applicable cure date in March 2016 would enable our lenders to accelerate the maturity of our indebtedness under the credit agreements and potentially trigger cross defaults or acceleration of our obligations. While there may be opportunities to take corrective action after December 31, 2015, other constraints, such as the limitation on our ability to control the vote of the single outstanding share of Class B common stock (which is the controlling share on votes of our common stock as described in Note 12 of our consolidated financial statements), may reduce our ability to effect remedial action after January 31, 2016. Until January 31, 2016, an independent committee of our board of directors holds a proxy to vote the Class B common stock on specified matters, which will expire on such date unless we enter into a definitive agreement with respect to new capital or another strategic transaction meeting specified requirements by such date. See Note 22 to our consolidated financial statements for more information.
On November 10, 2015, we received notification from the New York Stock Exchange (“NYSE”) that we were no longer in compliance with the NYSE’s continued listing standards for our Class A common stock because the average closing price of our Class A common stock had fallen below the NYSE’s per share price requirements. We can regain compliance if the Class A common stock has a closing price and a 30 trading-day average closing price of at least $1.00 per share on the last trading day of the six-month period following receipt of the NYSE notice or the last trading day of any calendar month during the six-month period, subject to compliance with other continued listing requirements. However, if our Class A common stock ultimately were to be delisted for any reason, unless waived, holders of the convertible notes would have a right to repurchase the $120 million principal amount outstanding under the convertible notes and result in certain corresponding events of default under other material debt and other agreements. See Note 22 to our consolidated financial statements for more information.

RCS Capital Corporation and Subsidiaries
September 30, 2015

In addition to the above, shortfalls in our ability to generate cash from our operations and costs that may be associated with paring down our operations and legal and other professional expenses in connection with our restructuring activities and pending legal proceedings increase our cash needs and therefore the necessity for us to raise additional capital for operating purposes as well as to make payments on the credit agreements in accordance with contractual terms and achieve compliance with the requirements of the credit agreements.
We are currently engaged in a process to raise capital and reduce contractual exposures through the issuance of additional securities and/or asset divestitures. We have taken certain actions to provide temporary liquidity and to afford time to raise additional capital and/or make asset divestitures as described in Note 22. We have also received various proposals from multiple parties for additional capital (including via the exercise of existing conversion options) and/or for the purchase of certain assets, that are subject to the completion of due diligence now in progress, documentation and other conditions. We consider that there are multiple viable proposals, however we are not yet party to any binding agreements to effect these proposals. Accordingly at this point in time there can be no assurance that these efforts will be successful and therefore there is substantial doubt about the our ability to continue as a going concern.
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities, consisting of: (i) a $575.0 million senior secured first lien term loan facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years (which was not drawn down at closing). The proceeds to us from the Bank Facilities were $685.1 million after original issue discount and following the payment of fees and expenses due at closing. On July 21, 2014, we drew down $1.1 million in the form of a backstop letter of credit and on March 11, 2015, we drew down $23.0 million on the senior secured first lien revolving credit facility. As of September 30, 2015, we have repaid $35.9 million of the senior secured first lien term loan facility as regularly scheduled principal repayments.
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
On December 12, 2014 we entered into a Securities Exchange Agreement with Luxor (the “Securities Exchange Agreement”) pursuant to which, on December 19, 2014, we exchanged the remaining 11,584,427 shares of Series A convertible preferred stock held by Luxor for 5,800,000 shares of Series B Preferred Stock and 4,400,000 shares of Series C preferred stock. $3.0 million of accrued and unpaid dividends on Series A convertible preferred stock through December 12, 2014, the date of their submission for conversion, were included proportionately as part of the first dividend payments accrued on the Series B Preferred Stock and the Series C Preferred Stock. See Note 11 to our consolidated financial statements for more information.
In addition to the $25.0 million senior secured first lien revolving credit facility described above of which $23.0 million was outstanding as of September 30, 2015, Cetera had a line of credit for $50.0 million related to its clearing business, with no maturity date and as of September 30, 2015 no amount was outstanding, and ICH had a line of credit for $1.0 million, with no maturity date and as of September 30, 2015 no amount was outstanding.
On June 30, 2015, we entered into Amendment No. 1 to the First Lien Credit Agreement and Amendment No. 1 to the Second Lien Credit Agreement (together, the “Amendments”). The Amendments increased the interest rates for the Bank Facilities by 1.00% per annum and decreased the restrictions pertaining to the required Secured Leverage Ratios (Secured Net Debt to Consolidated EBITDA, as defined and more particularly set forth in the Bank Facilities) until December 31, 2016. In connection with the Amendments, we paid $12.7 million of customary consent and arrangement fees to the lenders which are included in deferred financing fees in the consolidated statements of financial condition.
On November 8, 2015, we entered into Amendment No. 2 to the First Lien Credit Agreement and Amendment No. 2 to the Second Lien Credit Agreement (together, the “Second Amendments”). The Second Amendments allow us to, among other things, upon satisfaction of certain conditions, incur certain additional subordinated indebtedness not exceeding $75.0 million. In addition, pursuant to the Second Amendments, the Fixed Charge Coverage Ratio and the Secured Leverage Ratios financial covenants will not be tested for the test period ended as of September 30, 2015. The Second Amendments are described in greater detail in Note 22 to our consolidated financial statements.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

As of and during the nine months ended September 30, 2015 all of our subsidiaries were in compliance with their net capital requirements except J.P. Turner & Company LLC and VSR Financial Services, Inc. J.P. Turner & Company LLC received a capital contribution of $4.0 million from us on April 17, 2015 to correct a net capital deficiency from March 20, 2015 through April 16, 2015. J.P. Turner & Company LLC also received a capital contribution of $2.0 million from us on August 28, 2015 to correct a net capital deficiency from August 27, 2015 through August 28, 2015. J.P. Turner & Company LLC was in compliance with minimum net capital requirements as of September 30, 2015. VSR Financial Services, Inc. received a capital contribution of $4.0 million from us on May 6, 2015, to correct a net capital deficiency from April 1, 2015 through May 5, 2015. VSR Financial Services, Inc. was in compliance with minimum net capital requirements as of September 30, 2015.
Dividends
At the present time, we do not expect to pay quarterly cash dividends on our Class A common stock or on our Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock in the near term, as we do not have sufficient cash flow and our ability to pay cash dividends is restricted due to negative covenants in the Bank Facilities.
During the nine months ended September 30, 2015, we did not declare dividends on our Class A common stock. During the three and nine months ended September 30, 2014, we declared $11.3 million and $16.5 million, respectively, in dividends and dividend equivalents on our Class A common stock.
During the three and nine months ended September 30, 2014, we also recorded $0.3 million in dividends on the LTIP units. The LTIP units were entitled to a catch-up dividend when the units were determined to have been earned on April 28, 2014.
During the three and nine months ended September 30, 2014, we declared $4.7 million and $8.0 million in dividends on our Series A Preferred Stock. Our Series A Preferred Stock is no longer outstanding as described in Note 11 to our consolidated financial statements. During the three and nine months ended September 30, 2015, we accrued $4.3 million and $14.0 million, respectively, in dividends on our Series B Preferred Stock which were not paid in cash. During the three and nine months ended September 30, 2015, we accrued $2.0 million and $6.8 million, respectively, in dividends on our Series C Preferred Stock which were not paid in cash. During the three and nine months ended September 30, 2015, we accrued $0.3 million in dividends on our Series D-1 Preferred Stock which were not paid in cash. During the three and nine months ended September 30, 2015, we accrued $0.2 million in dividends on our Series D-2 Preferred Stock which were not paid in cash.
Any dividends on the preferred stock that are not paid in cash on an applicable dividend payment date are automatically added to the aggregate liquidation preference on such applicable dividend payment date. Accordingly, on October 12, 2015, July 13, 2015, April 13, 2015 and January 12, 2015, the liquidation preference of the Series B Preferred Stock increased by $4.9 million, $4.7 million, $4.6 million and $2.8 million, respectively, to reflect the accrued and unpaid dividends. On October 12, 2015, July 13, 2015, April 13, 2015 and January 12, 2015, we increased the liquidation preference of the Series C Preferred Stock by $2.3 million, $2.3 million, $2.2 million and $1.9 million, respectively, to reflect the accrued and unpaid dividends. On October 12, 2015, we increased the liquidation preference of the Series D-1 Preferred Stock by $0.4 million to reflect the accrued and unpaid dividends. On October 12, 2015, we increased the liquidation preference of the Series D-2 Preferred Stock by $0.2 million to reflect the accrued and unpaid dividends. See Note 11 to our consolidated financial statements for more information.
Cash Flows
We had cash and cash equivalents balances, inclusive of cash and cash equivalents as part of our held for sale assets, of $168.1 million, $167.2 million and $272.4 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. As of September 30, 2015, December 31, 2014 and September 30, 2014, the assets of businesses held for sale included cash and cash equivalents of $14.7 million, $32.3 million, and $37.4 million, respectively.
Net cash provided by operating activities from continuing operations was $8.2 million for the nine months ended September 30, 2015. Net cash used in operating activities from continuing operations was $68.5 million for the nine months ended September 30, 2014. The difference between the decrease in the cash provided by operating activities from continuing operations for the nine months ended September 30, 2015, as compared to the cash used in operating activities from continuing operations for the nine months ended September 30, 2014 was primarily due to our strategy to accelerate the collection of accounts receivable, deferred revenues, which is included in other liabilities, and the increase in accounts payable. The change in deferred revenue for the nine months ended September 30, 2014 was driven by the timing of the Cetera acquisition, which closed on April 29, 2014. Cetera collects quarterly advisory fees in the first month of a quarter and then recognizes that revenue over the course of the quarter. The change in other liabilities related to share-based compensation reflects payments made to certain Cetera employees as a result of the automatic vesting of share-based compensation in connection with the change in control. Payables to broker-dealers, however, can represent up to six days of commissions as payment is typically made on a weekly basis, while commissions, which are included in accrued expenses, are paid twice monthly.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Net cash used in investing activities from continuing operations was $32.1 million and $1.0 billion for the both nine months ended September 30, 2015 and September 30, 2014, respectively. The net cash used in investing activities from continuing operations for both the nine months ended September 30, 2015 and September 30, 2014 was primarily a result of payments made for the recent acquisitions and the purchase of property and equipment partially offset by the sales of available-for-sale securities.
Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2015. Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2014. The financing activities for the nine months ended September 30, 2015 included a $23.0 million drawdown on the senior secured first lien partially offset by $36.5 million, $8.6 million and $12.7 million in regularly scheduled principal payments for debt, payments for the settlement of contingent and deferred consideration, and payments for deferred financing fees, respectively, offset by the proceeds provided from Series D Preferred Stock issuance. The financing activity for the nine months ended September 30, 2014 was driven by our follow-on public offering, our concurrent private offering of common stock, the issuance of term loans, our issuances of convertible notes and issuances of convertible preferred stock. Our follow-on public offering of our Class A common stock, which closed on June 10, 2014, including shares issuable on exercise by the underwriters of their option to purchase additional shares from us to cover over-allotment, resulted in net proceeds after offering costs and underwriting discounts and commissions of $374.2 million. Our concurrent private offering of our Class A common stock to Luxor, which closed also on June 2014, resulted in net proceeds after offering costs and underwriting discounts and commissions of $47.7 million. On April 29, 2014, in connection with the closing of the Cetera acquisition, we issued convertible notes and convertible preferred stock to Luxor. Additionally, we entered into a senior secured first lien term loan facility and a senior secured second lien term loan facility to finance the Cetera acquisition.
Fair Value of Financial Instruments
We use fair value measurements to record certain financial assets and liabilities at fair value and to determine fair value disclosures. The determination of where an asset or liability falls within the fair value hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input. The value of our derivative contracts are determined by the use of third-party valuation firm that uses models with various input parameters which are then reviewed by us.
Total Level 3 financial assets were $4.8 million and $0.6 million as of September 30, 2015 and as of December 31, 2014, respectively. Total Level 3 financial assets were not material to our total assets.
Total Level 3 financial liabilities were $38.4 million and $210.2 million as of September 30, 2015 and as of December 31, 2014, respectively. Total Level 3 financial liabilities were 3% and 13% of our total liabilities as of September 30, 2015 and as of December 31, 2014, respectively.
See Note 5 to our consolidated financial statements for more information about Level 3 financial assets and liabilities, including changes in Level 3 financial instruments.
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
September 30, 2015

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
On August 6, 2015, we entered into an agreement to issue Series D Preferred Stock, which is convertible, at the option of the holder, into shares of Class A common stock. As a result we entered into a forward derivative contract on August 6, 2015 when we agreed to issue the Series D Preferred Stock. We recorded a derivative asset and other revenue to recognize the value of the forward derivative contract. On August 19, 2015, the forward derivative contract was settled with the issuance of the Series D Preferred Stock. The convertible features and other features are considered embedded derivatives that are not clearly and closely related to the host instrument. As a result, these features must be bifurcated and accounted for as a separate compound derivative. We adjust the carrying value of the compound derivative to fair value at each reporting date, or the date of conversion, and recognize the change in fair value in the consolidated statements of operations.
See Notes 5 and 10 to our consolidated financial statements for more information.
Contractual Obligations
We have certain contractual obligations that require us to make cash payments. As of September 30, 2015, these contractual obligations include deferred and contingent consideration related to recent acquisitions, borrowings in connection with the financing of the recent acquisitions as described below, various operating leases and contracts with third parties to perform back-office processing services.
The following table presents our contractual obligations as of September 30, 2015:

($ in thousands)	< 1 year		1-3 years		4-5 years	> 5 years	Total
Acquisition related(1)	$42,684	(1)	$50,861	(2)	$—	$—	$93,545
Debt	73,529		189,765		312,073	270,000	845,367
Contractual interest payments	64,952		110,070		58,745	18,280	252,047
Operating leases	11,486		19,275		14,776	19,971	65,508
Other obligations	10,023		14,475		12,186	—	36,684
Total	$202,674		$384,446		$397,780	$308,251	$1,293,151
(1) Pursuant to the Hatteras Letter of Intent, $6.0 million will be relieved upon the sale of Hatteras, which is expected to close during the first quarter of 2016. See Note 22 to our consolidated financial statements for more information.
(2) Pursuant to the Hatteras Letter of Intent, $15.3 million will be relieved upon the sale of Hatteras, which is expected to close during the first quarter of 2016. See Note 22 to our consolidated financial statements for more information.
The Bank Facilities
Concurrently with the closing of the Cetera acquisition on April 29, 2014, we entered into the Bank Facilities: (i) a $575.0 million senior secured first lien term loan facility, or the first lien term facility, having a term of five years; (ii) a $150.0 million senior secured second lien term loan facility, having a term of seven years, or the second lien term facility, and together with the first lien term facility, the term facilities; and (iii) a $25.0 million senior secured first lien revolving credit facility having a term of three years. During the nine months ended September 30, 2015, we repaid $35.9 million of the senior secured first lien term loan facility as a regularly scheduled principal repayment. As of September 30, 2015, approximately $524.7 million was outstanding under the first lien term facility, approximately $150.0 million was outstanding under the second lien term facility and $23.0 million was outstanding under the senior secured first lien revolving credit facility (not including a backstop letter of credit). On July 21, 2014, we utilized $1.1 million from the senior secured first lien revolving credit facility in the form of a backstop letter of credit.
The first lien term facility included an original issue discount of 1.0% for gross proceeds to us upon incurrence of $569.3 million. The second lien term facility included an original issue discount of 1.5% for gross proceeds to us upon incurrence of $147.8 million.

RCS Capital Corporation and Subsidiaries
September 30, 2015

On June 30, 2015, we entered into Amendment No. 1 to the First Lien Credit Agreement and Amendment No. 1 to the Second Lien Credit Agreement (together, the “Amendments”). The Amendments increased the interest rates for the Bank Facilities by 1.00% per annum and decreased the restrictions pertaining to the required Secured Leverage Ratios (Secured Net Debt to Consolidated EBITDA, as defined and more particularly set forth in the Bank Facilities) until December 31, 2016. In connection with the Amendments, we paid $12.7 million of customary consent and arrangement fees to the lenders which are included in deferred financing fees in the consolidated statements of financial condition.
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
On November 8, 2015, we entered into Amendment No. 2 to the First Lien Credit Agreement and Amendment No. 2 to the Second Lien Credit Agreement (together, the “Second Amendments”). The Second Amendments allow us to, among other things, upon satisfaction of certain conditions, incur certain additional subordinated indebtedness not exceeding $75.0 million. In addition, pursuant to the Second Amendments, the Fixed Charge Coverage Ratio and the Secured Leverage Ratios financial covenants will not be tested for the test period ended as of September 30, 2015. As a result of the Second Amendments, as of September 30, 2015, we were in compliance with all of the covenants under the Bank Facilities. The Second Amendments are described in greater detail in Note 22 to our consolidated financial statements.
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
On August 6, 2015, we and each of APH and Luxor entered into separate Investment Agreements under which APH agreed to purchase 1,000,000 shares of Series D-1 Preferred Stock for a purchase price of $25.0 million and Luxor agreed to acquire 500,000 shares of Series D-2 preferred stock (collectively with the Series D-1 Preferred Stock, the “Series D Preferred Stock”) for a purchase price of $12.5 million. If paid in cash, dividends on shares of Series D Preferred Stock will accrue quarterly at 11.0% per annum of the liquidation preference. To the extent a quarterly dividend is not paid in cash on the applicable dividend payment date, then such dividend not paid in cash for such period will accrue quarterly at 12.5% per annum of the liquidation preference. On November 9, 2015, AR Capital, LLC purchased all the outstanding shares of Series D-1 Preferred Stock from APH.
On November 8, 2015, we entered into agreements with RCAP Holdings and Luxor to issue senior unsecured promissory notes (the “Promissory Notes”) with an aggregate principal amount of $27.0 million. The Promissory Notes were funded and issued on November 9, 2015. See Note 22 to our consolidated financial statements for more information.
Luxor Arrangements
On April 29, 2014, we issued to Luxor $120.0 million (face amount) of 5% convertible notes, issued at a price of $666.67 per $1,000 of par value and $270.0 million (aggregate liquidation preference) of 7% Series A convertible preferred stock, issued at a price of 88.89% of the liquidation preference per share. Holders of the convertible notes have a right to require us to repurchase their notes for cash at a repurchase price equal to the principal amount outstanding plus accrued and unpaid interest on the notes, upon the occurrence of certain events, including a change of control of the Company or delisting of our common stock from a national securities exchange.

RCS Capital Corporation and Subsidiaries
September 30, 2015

On November 18, 2014 and December 12, 2014, a portion of the Series A convertible preferred stock was submitted for conversion, and on December 10, 2014, December 19, 2014 and February 23, 2015, shares of Class A common stock were issued on account of such conversions. On December 12, 2014 we entered into the Securities Exchange Agreement, pursuant to which we exchanged the remaining shares of Series A convertible preferred stock for shares of Series B Preferred Stock and shares of Series C Preferred Stock on December 19, 2014. Based on the redemption and conversion features of the Series B Preferred Stock and Series C Preferred Stock, we have classified the Series B Preferred Stock and Series C Preferred Stock as mezzanine equity on the statement of financial condition. The Series B Preferred Stock is not convertible. The Series C Preferred Stock is convertible, at the holder’s option, into shares of Class A common stock. See Notes 11 and 12 to our consolidated financial statements for more information.
Also on April 29, 2014, we entered into a put/call agreement with Luxor, which was amended on December 19, 2014 to reflect the issuance of the Series C Preferred Stock. Under this agreement, subject to certain conditions, (i) we had the right to repurchase Luxor’s 19.46% interest in RCS Capital Management (the “Luxor percentage interest”) from Luxor in exchange for its fair market value (as determined by us and Luxor pursuant to the agreement) in shares of Class A common stock (or, at our option, a cash equivalent); and (ii) Luxor had the right to require us to purchase the Luxor percentage interest in exchange for a number of shares of Class A common stock (or, at our option, a cash equivalent) that is equal to 15.00% multiplied by the Luxor percentage interest multiplied by the then outstanding number of shares of Class A common stock (assuming the conversion immediately prior thereto of the then outstanding convertible notes and Series C Preferred Stock).
The put/call agreement also provided that the members of RCS Capital Management, who are also the members of RCAP Holdings, American Realty Capital and RCS Holdings, may have elected to purchase all the Luxor percentage interest offered to us for an amount equal to the value of the Class A common stock required to be delivered by us for cash, shares of Class A common stock or a combination thereof. If we were prohibited by the Bank Facilities from purchasing the Luxor percentage interest, the members of RCS Capital Management would have been required to purchase the Luxor percentage interest under the same terms.
On August 6, 2015, we entered into an agreement (the “Termination Agreement”) with RCS Capital Management, each of the members of RCS Capital Management and Luxor pursuant to which RCS Capital Management and its members agreed to terminate the Services Agreement, pursuant to which RCS Capital Management served as service provider to us. Pursuant to the Termination Agreement, the put/call agreement was terminated on August 13, 2015. See Note 19 to our consolidated financial statements for more information.
In connection with securities issuances and arrangements described above, we agreed to file with the SEC a continuously effective resale registration statement with respect to certain securities owned and beneficially owned by Luxor that were acquired in April 2014 or June 2014 by July 1, 2014. A Registration Statement on Form S-3 (File No. 333-197148) in fulfillment of this obligation was filed with the SEC on July 1, 2014 and became effective on July 16, 2014. In connection with the issuance of the Series B Preferred Stock and the Series C Preferred Stock pursuant to the Securities Exchange Agreement, we agreed to file with the SEC a continuously effective resale registration statement by February 2, 2015. A Registration Statement on Form S-3 (File No. 333- 201763) in fulfillment of this obligation was filed with the SEC on January 30, 2015 and became effective on February 12, 2015.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements for further information about recently issued accounting pronouncements.
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

Our broker-dealer, RIA and investment management subsidiaries earn fees based on the levels of assets being managed. These fees can be subject to fluctuations due to changes in market risk.
We have $3.2 million of trading securities on our balance sheet in connection with our customer facilitation activities. Included in trading securities are $0.6 million of equity securities and $1.9 million of mutual funds that may expose us to market risk. A 10% decrease in market value would result in losses of $0.2 million on trading securities related to holdings in equity securities and mutual funds.
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
The following table presents the impact of increases to LIBOR:

	Principal Balance	Annual Impact of an Interest Rate Increase of
($ in thousands)	as of September 30, 2015	10 Basis Points(1)	50 Basis Points(1)	100 Basis Points
First lien term facility	$524,688	$—	$—	$1,013
Second lien term facility	150,000	—	—	290
First lien revolving facility	23,000	—	—	44
Total	$697,688	$—	$—	$1,347
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

RCS Capital Corporation and Subsidiaries
September 30, 2015

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
Change in Internal Control over Financial Reporting
During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCS Capital Corporation and Subsidiaries
September 30, 2015

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 17 of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our subsidiaries are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
We are including the following additional and revised risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2014 which was filed on April 2, 2015 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2015 which was filed on August 11, 2015.
Our ability to continue as a going concern is dependent on our ability to successfully accomplish sufficient capital raising and/or asset divestitures to meet our needs
As discussed more fully in Note 8 to our consolidated financial statements, and as a result of a decline in our market capitalization and in our operating results, we evaluated the carrying values of intangibles and goodwill and have recorded significant impairment charges during the period.
Because of this decline in operating results and the reduction in asset values, our leverage has increased and our debt coverage has declined. As a result, we were not in compliance with the fixed charge coverage ratio and the secured leverage ratio covenants in our first and second lien credit agreements (credit agreements are described in Note 9 to our consolidated financial statements) as of September 30, 2015. We sought and obtained relief from these covenants for the period ended September 30, 2015 and also obtained certain other amendments to those credit agreements. See Note 22 to our consolidated financial statements for more information. If we are unable to raise additional capital and/or obtain further accommodations from our lenders, we will fall out of compliance with those financial covenants at the next measurement date, December 31, 2015. Absent further relief from our lenders, the failure to be in compliance with financial covenants by the applicable cure date in March 2016 would enable our lenders to accelerate the maturity of our indebtedness under the credit agreements and potentially trigger cross defaults or acceleration of our obligations. While there may be opportunities to take corrective action after December 31, 2015, other constraints, such as the limitation on our ability to control the vote of the single outstanding share of Class B common stock (which is the controlling share on votes of our common stock as described in Note 12 of our consolidated financial statements), may reduce our ability to effect remedial action after January 31, 2016. Until January 31, 2016, an independent committee of our board of directors holds a proxy to vote the Class B common stock on specified matters, which will expire on such date unless we enter into a definitive agreement with respect to new capital or another strategic transaction meeting specified requirements by such date. See Note 22 to our consolidated financial statements for more information.
In addition to the above, shortfalls in our ability to generate cash from our operations and costs that may be associated with paring down our operations and legal and other professional expenses in connection with our restructuring activities and pending legal proceedings increase our cash needs and therefore the necessity for us to raise additional capital for operating purposes as well as to make payments on the credit agreements in accordance with contractual terms and achieve compliance with the requirements of the credit agreements.
We are currently engaged in a process to raise capital and reduce contractual exposures through the issuance of additional securities and/or asset divestitures. We have taken certain actions to provide temporary liquidity and to afford time to raise additional capital and/or make asset divestitures as described in Note 22 to our consolidated financial statements. We have also received various proposals from multiple parties for additional capital (including via the exercise of existing conversion options) and/or for the purchase of certain assets, that are subject to the completion of due diligence now in progress, documentation and other conditions. We consider that there are multiple viable proposals, however we are not yet party to any binding agreements to effect these proposals. Accordingly at this point in time there can be no assurance that these efforts will be successful and therefore there is substantial doubt about our ability to continue as a going concern. Should we no longer continue to support our capital or liquidity needs, or should we be unable to successfully execute the above mentioned initiatives, the above items would have a material adverse effect on our business, results of operations and financial position.

RCS Capital Corporation and Subsidiaries
September 30, 2015

We have received a notice of non-compliance with a continued listing standard from the NYSE for our Class A common stock. If we are unable to avoid the delisting of our Class A common stock from the NYSE, it could have a substantial effect on our liquidity and results of operations.
On November 10, 2015, we received notification from the NYSE that we were no longer in compliance with the NYSE’s continued listing standards for our Class A common stock because the average closing price of our Class A common stock had fallen below the NYSE’s per share price requirements. See Note 22 to our consolidated financial statements. Section 802.01C of the NYSE Listed Company Manual requires that the average closing price of a listed company’s common stock be at least $1.00 per share over a consecutive 30 trading-day period. On November 6, 2015, the average closing price of our Class A common stock over the preceding consecutive 30 trading-day period was below the $1.00 requirement.
Under the NYSE’s rules, we have a period of six months following the receipt of the NYSE notice, subject to possible extension, to regain compliance with the NYSE’s continued listing standards. We can regain compliance if our Class A common stock has a closing price and a 30 trading-day average closing price of at least $1.00 per share on the last trading day of the six-month period following receipt of the NYSE notice or the last trading day of any calendar month during the six-month period, subject to compliance with other continued listing requirements. In addition, however, we have been informed by the NYSE that if the price of our Class A common stock ever drops below a certain lower level, as determined by the NYSE, the NYSE will suspend trading and commence delisting procedures.
The NYSE notification did not affect our business operations or our SEC reporting requirements and did not conflict with or cause an event of default under any of our material debt or other agreements. However, if our Class A common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our Class A common stock; (ii) reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) causing a right of repurchase under the Luxor Notes and certain corresponding events of default under other material debt and other agreements.
Additional goodwill and intangible assets impairments could adversely affect the results of our business.
Goodwill and intangible assets are reviewed annually for impairment as of October 31 or upon certain identifiable triggering events. The value of the goodwill and intangible assets from each acquisition are determined by an independent valuation company and reviewed by us using estimates such as future revenues attributable to financial advisors and the financial advisors’ client retention rates which are used to derive economic cash flows that are fair valued at an appropriate rate of return over their respective useful lives. During the second and third quarters of 2015, we determined that identifiable triggering events had taken place and performed an impairment assessment. As a result, we incurred significant write-downs of the goodwill and intangible assets related to all reporting units during the nine months ended September 30, 2015.
Reductions in our expectations of future growth and profitability for our reporting units and a further sustained decline in our market capitalization could lead to additional impairment charges related to goodwill and identifiable assets, which could adversely affect our results of operations in future periods.
There are certain risks in connection with our recently amended agreement to sell our wholesale business and other asset sale agreements.
On November 8, 2015, we amended the agreement with Apollo Management Holdings, L.P. (“APH”) for the sale of our wholesale business. We have also entered into a non-binding letter of intent to sell Hatteras and an agreement to sell Trupoly. See Note 22 to our consolidated financial statements. Completion of these transactions is conditioned on certain closing conditions specific to each transaction, which include, in the case of our sale of the wholesale business, among other things, FINRA approval. Accordingly, there can be no assurance that these transactions close.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Item 5. Other Information
Resignation of Edward M. Weil, Jr. as Chief Executive Officer
On November 14, 2015, Edward M. Weil, Jr. notified the board of directors of his resignation as the Company’s Chief Executive Officer and from all other positions as an officer or director of any of the Company’s subsidiaries. Mr. Weil’s resignation did not result from a disagreement with the Company or the board of directors and therefore disclosure under Item 5.02(a) of Form 8-K is not required. Mr. Weil will continue to serve in his capacity as a member of the Company’s board of directors. Mr. Weil was thanked for his service to the Company. In connection with Mr. Weil’s resignation and pursuant to the previously reported agreement between the Company and Mr. Weil, Mr. Weil, the Company and RCAP Holdings entered into a Mutual Release, dated November 14, 2015, to update the Mutual Release, dated November 8, 2015, through the date of such resignation with the parties releasing one another through the date of such resignation from any claims arising from Mr. Weil’s service as chief executive officer of the Company and any allegation that RCAP Holdings made available such services to the Company.
The Company’s day-to-day operations will continue to be led by the Executive Committee, which is comprised of Non-Executive Chairman of the Board, Mark Auerbach, and Michael Conboy.
Appointment of Michael Conboy to the Executive Committee
On November 8, 2015, Michael Conboy was appointed to the Executive Committee.
Item 6. Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

RCS Capital Corporation and Subsidiaries
September 30, 2015

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCS Capital Corporation

Date:	November 16, 2015	By:	/s/ BRIAN D. JONES
Brian D. Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)

RCS Capital Corporation and Subsidiaries
September 30, 2015

Exhibits
The following exhibits are included in the Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1(1)	Amended and Restated Membership Interest Purchase Agreement, dated as of November 8, 2015, among RCS Capital Corporation, RCS Capital Holdings, LLC and Apollo Management Holdings, LP
10.1(1)	Note Purchase and Class B Share Agreement, dated as of November 8, 2015, between RCS Capital Corporation and RCAP Holdings, LLC
10.2(1)	Note Purchase Agreement, dated as of November 8, 2015, among Luxor Capital Partners, LP and its affiliates and RCS Capital Corporation
10.3(1)	Series D-1 Shares Agreement, dated as of November 8, 2015, between AR Capital, LLC and RCS Capital Corporation
10.4(1)	Release, dated as of November 8, 2015, among AR Capital, LLC, certain principals of AR Capital, LLC, RCS Capital Corporation, RCS Capital Holdings, LLC and Luxor Capital Partners, LP
10.5(1)
Amendment No. 2, dated as of November 8, 2015, to the First Lien Credit Agreement, dated as of April 29, 2014, among RCS Capital Corporation, as borrower, Barclays Bank PLC, as administrative agent and collateral agent, and the other lender and guarantor parties thereto

10.6(1)
Amendment No. 2, dated as of November 8, 2015, to Second Lien Credit Agreement, dated as of April 29, 2014, among RCS Capital Corporation, as borrower, Bank of America, N.A., as administrative agent and collateral agent, and the other lender and guarantor parties thereto

10.7(1)	Agreement, dated November 8, 2015, between RCS Capital Corporation and Edward M. Weil, Jr.
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
XBRL (eXtensible Business Reporting Language). The following materials from RCS Capital Corporation’s Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015.